Form 10QSB
period 2001-03-31
OURPETS CO
filed 2001-05-15
CIK 1094139

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                          ___________________________


                                  Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:                    Commission File No:
            March 31, 2001                                  000-31279

                          ___________________________


                               OurPet's Company
             (Exact name of Small Business Issuer in its charter)

                          ___________________________

                Colorado                               34-1480558
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

  1300 East Street, Fairport Harbor, OH                  44077
 (Address of principal executive offices)              (Zip code)

        Issuer's telephone number, including area code: (440) 354-6500

                          ___________________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                               No __
                     -

Indicate the number of shares of outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of March 31, 2001, the Issuer had outstanding 10,644,687 shares of Common Stock, 100,000 shares of Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and warrants exercisable for 2,369,206 shares of Common Stock.

                Transactional Small Business Disclosure Format

               Yes  __                               No  X
                                                         -

                                   CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
Part 1 - Financial Information

Item 1 - Financial Statements:

 Consolidated Balance Sheets of Ourpet's Company and Subsidiaries as of
    March 31, 2001 and December 31, 2000                                                              3


 Consolidated Statements of Operations of Ourpet's Company and Subsidiaries
    for the three month periods ended March 31, 2001 and 2000                                         5


 Consolidated Statement of Stockholders' Equity of Ourpet's Company and
    Subsidiaries for the three month period ended March 31, 2001                                      6


 Consolidated Statements of Cash Flows of Ourpet's Company and Subsidiaries
    for the three month periods ended March 31, 2001 and 2000                                         7


 Notes to Consolidated Financial Statements                                                           8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

 Results of Operations                                                                               10

 Liquidity and Capital Resources                                                                     11



Part II - Other Information

Item 1 - Legal Proceedings                                                                           13

Item 2 - Changes in Securities and Use of Proceeds                                                   13

Item 3 - Defaults Upon Senior Securities                                                             14

Item 6 - Exhibits and Reports on Form 8-K                                                            14

                       OURPET'S COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,      December 31,
                                                                                       2001             2000
                                                                                    -----------     ------------
                                                                                    (Unaudited)
                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $    12,003      $   45,960
  Accounts receivable - trade, less allowance for
    doubtful accounts of $ 9,389 and $ 15,389                                           627,815         943,772
  Inventories                                                                         2,129,100       1,843,774
  Prepaid expenses                                                                      106,059          75,620
                                                                                    -----------      ----------
          Total current assets                                                        2,874,977       2,909,126
                                                                                    -----------      ----------

PROPERTY AND EQUIPMENT
  Furniture and fixtures                                                                 90,357          88,161
  Leasehold improvements                                                                 22,443          22,443
  Tooling                                                                             1,157,099       1,121,084
  Property held under capital leases                                                     35,520          35,520
  Construction in progress                                                               39,460          15,442
                                                                                    -----------      ----------
          Total                                                                       1,344,879       1,282,650
  Less accumulated depreciation                                                         458,123         413,510
                                                                                    -----------      ----------
          Net property and equipment                                                    886,756         869,140
                                                                                    -----------      ----------

OTHER ASSETS
  Property and equipment held for sale at estimated disposal value                           --         375,000
  Deposits and other                                                                      7,100          10,339
  Loan acquisition costs, less amortization of $12,836 and $11,461                        3,817           5,191
  Patents, less amortization of $12,650 and $11,146                                      81,669          62,570
                                                                                    -----------      ----------
          Total other assets                                                             92,586         453,100
                                                                                    -----------      ----------

          Total assets                                                              $ 3,854,319      $4,231,366
                                                                                    ===========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 OURPET'S COMPANY AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      March 31,    December 31,
                                                                        2001         2000
                                                                    ------------- ------------
                                                                     (Unaudited)
                           LIABILITIES

 CURRENT LIABILITIES

   Notes payable                                                     $ 1,261,557   $1,252,453
   Current maturities of long-term debt                                  205,147      542,993
   Current portion of capital lease obligations                            5,560        5,417
   Accounts payable - trade                                              869,356      824,454
   Accrued expenses                                                      181,686      197,349
                                                                    ------------- ------------
           Total current liabilities                                   2,523,306    2,822,666
                                                                    ------------- ------------

 LONG-TERM DEBT

   Long-term debt - less current portion above                           125,000      125,000
   Capital lease obligations - less current portion above                 19,937       21,382
                                                                    ------------- ------------
           Total long-term debt                                          144,937      146,382
                                                                    ------------- ------------

           Total liabilities                                           2,668,243    2,969,048
                                                                    ------------- ------------

                        STOCKHOLDERS' EQUITY

 COMMON STOCK, no par value; authorized 50,000,000 shares, issued
   and outstanding 10,644,687 shares                                   2,215,460    2,215,460

 CONVERTIBLE PREFERRED STOCK - no par value; authorized
   5,000,000 shares, issued and outstanding 100,000 shares               913,150      913,150

 PAID-IN CAPITAL                                                           7,240        7,240

 ACCUMULATED DEFICIT                                                  (1,949,774)  (1,873,532)
                                                                    ------------- ------------
           Total stockholders' equity                                  1,186,076    1,262,318
                                                                    ------------- ------------

           Total liabilities and stockholders' equity                $ 3,854,319   $4,231,366
                                                                    ============= ============



 The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                    For the Three Months Ended March 31,
                                                        2001                    2000
                                                    ------------------------------------
Net revenue                                         $  1,211,492            $  1,438,452

Cost of goods sold                                       926,439               1,025,002
                                                    ------------            ------------

Gross profit on sales                                    285,053                 413,450

Selling, general and administrative expenses             312,164                 291,003
                                                    ------------            ------------

Income (loss) from operations                            (27,111)                122,447

Interest and other income                                    551                     814
Litigation expense                                       (11,548)                 (5,603)
Interest expense                                         (38,134)                (23,316)
                                                    ------------            ------------

Income (loss) from continuing operations                 (76,242)                 94,342

Loss from operations of discontinued subsidiary               --                 (58,535)

Loss on disposition of discontinued subsidiary                --                (121,377)
                                                    ------------            ------------

Net loss                                            $    (76,242)           $    (85,570)
                                                    ============            ============

Basic Income (Loss) Per Common Share:
  Income (loss) from continuing operations          $      (0.01)           $       0.01
  Loss from operations of discontinued subsidiary             --                   (0.01)
  Loss on disposition of discontinued subsidiary              --                   (0.01)
                                                    ------------            ------------
  Net loss                                          $      (0.01)           $      (0.01)
                                                    ============            ============

Weighted average number of common shares
  outstanding                                         10,644,687              10,341,940
                                                    ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 2001

                                  (Unaudited)

                                      Preferred Stock                Common Stock
                                  -------------------------------------------------                                      Total
                                  Number of                  Number of                   Paid-In      Accumulated    Stockholders'
                                   Shares       Amount        Shares         Amount      Capital        Deficit         Equity
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2000       100,000     $ 913,150     10,644,687    $2,215,460    $  7,240     $(1,873,532)    $ 1,262,318

Net loss                                                                                                  (76,242)        (76,242)
                                  ------------------------------------------------------------------------------------------------

Balance at March 31, 2001          100,000     $ 913,150     10,644,687    $2,215,460    $  7,240     $(1,949,774)    $ 1,186,076
                                  ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                       2001            2000
                                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations                                          $  (76,242)     $   94,342
  Loss from discontinued operations                                                         --         (58,535)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                                                44,613          84,874
    Amortization expense                                                                 2,878           3,301
    (Increase) decrease in assets:
      Accounts receivable - trade                                                      315,957        (300,034)
      Inventories                                                                     (285,326)       (465,050)
      Prepaid expenses                                                                 (30,439)        (58,017)
      Deposits                                                                           3,239           7,071
      Patent costs                                                                     (20,603)         (1,822)
    Increase (decrease) in liabilities:
      Accounts payable - trade                                                          44,902         207,701
      Accrued expenses                                                                 (15,663)         24,220
                                                                                    ----------      ----------
          Net cash used in operating activities                                        (16,684)       (461,949)
                                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                                (62,229)       (104,326)
  Proceeds from disposal of property and equipment                                     375,000              --
  Proceeds from dispostion of discontinued subsidiary                                       --          25,000
                                                                                    ----------      ----------
          Net cash provided by (used in) investing activities                          312,771         (79,326)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                (337,846)        (42,175)
  Issuance of notes payable                                                              9,104         483,275
  Principal payments under capital lease obligations                                    (1,302)         (2,970)
  Issuance of Common Stock, net of offering costs                                           --         112,500
                                                                                    ----------      ----------
          Net cash provided by (used in) financing activities                         (330,044)        550,630
                                                                                    ----------      ----------
          Net increase (decrease) in cash                                              (33,957)          9,355
CASH AT BEGINNING OF PERIOD                                                             45,960         108,324
                                                                                    ----------      ----------
CASH AT END OF PERIOD                                                               $   12,003      $  117,679
                                                                                    ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                     $   51,269      $   42,142
                                                                                    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
  Notes payable converted into Common Stock                                         $       --      $  100,000
                                                                                    ==========      ==========
  Reclassification of property and equipment to property and
   equipment held for sale                                                          $       --      $  375,000
                                                                                    ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

                                  (Unaudited)
                                   ---------

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet's Company and its wholly-owned subsidiaries, Virtu Company ("Virtu") and Sanar Manufacturing Company ("Sanar"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2000 included in the Company's Form 10SB/A Amendment No. 2 filed with the Securities and Exchange Commission on March 7, 2001.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2001 and December 31, 2000 consist of:


                                            2001           2000
                                            ----           ----
           Finished goods                $ 1,909,978    $ 1,602,976
           Components and packaging          219,122        240,798
                                         -----------    -----------
             Total                       $ 2,129,100    $ 1,843,774
                                         ===========    ===========

All inventories are pledged as collateral for bank and small business administration loans


REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet's brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2001, 45.1% of the Company's revenue was derived from two major customers, PetsMart and Wal-Mart. Revenue generated from each of these customers amounted to $302,075 and $245,294, respectively which represents 24.9% and 20.2% of total revenue.

For the three months ended March 31, 2000, 67.4% of the Company's revenue was derived from two major customers, PetsMart and Wal-Mart. Revenue generated from each of these customers amounted to $628,339 and $334,202, respectively which represents 44.0% and 23.4% of total revenue.

                       OURPET'S COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

                                  (Unaudited)

NET LOSS PER COMMON SHARE

Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 568,000 stock options, 2,369,206 warrants and 1,000,000 shares underlying the Preferred Stock at March 31, 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.


RECLASSIFICATIONS AND RESTATEMENT

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Also the prior period financial statements have been restated to give effect to the purchaser of the Company's discontinued subsidiary renouncing and breaching the contract on September 30, 2000. The effect of the restatement was to increase the loss on disposition of discontinued subsidiary and net loss by $312,933 ($0.03 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000

Net revenue from continuing operations for 2001 was $1,211,492, a decrease of 16 percent in revenue from continuing operations of $1,438,452 in 2000, consisting of net sales of proprietary products for the retail pet business. This decrease of $226,960 was primarily the result of a decrease in sales of approximately $415,000 to PetsMart and Wal-Mart due to major new product introductions in 2000 that were not repeated in 2001. This decrease was partially offset by approximately $135,000 in sales to customers in 2001 who did not have sales in 2000.

While net revenue decreased by 16 percent in 2001, cost of goods sold only decreased by 10 percent, from $1,025,000 in 2000 to $926,439 in 2001. This lower decrease in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs remaining at the same amount for both years while the cost of purchased products sold decreased by 13 percent.

As a result of the net revenue percentage decreasing more than the cost of goods sold percentage, the Company's gross profit on sales decreased by $128,397 or 31 percent from $413,450 in 2000 to $285,053 in 2001.

Selling, general and administrative expenses for 2001 were $312,164, an increase of 7 percent or $21,161 over the $291,003 for 2000. The significant increases were in salaries, payroll taxes and fringe benefits of approximately $7,600 due to the addition of employees in sales, marketing and administration, in fees paid to the Company's foreign sales consultants of approximately $6,800, and in travel expenses of approximately $6,300. It is anticipated that fees paid to foreign sales consultants and travel expenses will continue to increase over such expenses in 2000 as a result of the Company's efforts to increase foreign sales while the increase in salaries, payroll taxes and fringe benefits will be lessened since the additional employees were added in the first quarter of 2000.

Litigation expenses of $11,548 and $5,603 were incurred in 2001 and 2000, respectively, as a result of lawsuits initiated against a mold supplier, against the Company's patent attorneys, and against the purchaser of its discontinued subsidiary's, Sanar, assets in 2001 and against a competitor in 2000.

Interest expense for 2001 was $38,134, an increase of 64 percent, or $14,818, over the $23,316 in 2000. This increase was primarily due to the level of borrowings to finance the Company's increased inventories and purchases of molds for new products.

The income (loss) from continuing operations for 2001 was a loss of $76,242 as compared to income of $94,342 for 2000 or a decrease of $170,584. This was as a result of the decrease in net sales of $226,960 being larger as a percentage than the decrease in cost of goods sold of $98,563 making the gross profit on sales lower in 2001 by $128,397. Also the increased costs for selling, general and administrative expenses of $21,161, litigation expenses of $5,945, and net interest expense of $15,081 were included in the decrease.

The loss from operations of the discontinued subsidiary, Sanar, for 2000 were $58,535 which were the results of its operations up to the date of disposal as of March 31, 2000 when its assets were sold to Akon Plastic Enterprises, Inc. ("Akon"). Operating results of Sanar for the three months ended March 31, 2000 are shown separately in the accompanying consolidated statements of operations. Net revenue of the business of Sanar for the three months was $560,412 excluding intercompany transactions. This amount is not included in net revenue in the accompanying consolidated statements of operations.

As a result of the March 31st sale of the assets of Sanar to Akon and Akon's subsequent default on the purchase agreement, the Company recorded a loss on the disposition of the discontinued subsidiary of $121,377 from the cash purchase price paid of $25,000, assets disposed of $603,727, liabilities extinguished of $753,698, and costs incurred of $296,348. After Akon's default at the end of September 2000 the lenders that were secured by the assets that were sold repossessed such assets and liquidated the assets to pay-off their loans. The Company accrued $247,453 (included in costs incurred above of $296,348) in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing. As of March 31, 2001, the Company had approximately $1,592,000 in principal amount of indebtedness (excluding $25,497 borrowed under capital lease obligations), consisting of (i) approximately $902,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 2%;
(ii) approximately $205,000 outstanding principal amount under the term loans with the SBA ("SBA Loans"), which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; and (iii) approximately $485,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership ("Beachcraft") (controlled by Dr.James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and Dr. Gundumalla Goud (nonaffiliated individual), which bear interest at 10% and are due as follows: $10,000 on demand to Dr. Tsengas (remaining monies due on $40,000 originally loaned), $150,000 on August 1, 2001 to Beachcraft, $200,000 on August 31, 2001 to Aveni and $125,000 on July 31, 2002 to Dr. Tsengas, Aveni, Over the Hill Ltd., and Dr. Goud, plus accrued interest. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

The note for $150,000 from Beachcraft, originally due on February 1, 2001, was extended for six months and is now due with accrued interest on August 1, 2001. In consideration for the extension the Company issued 37,500 warrants to Beachcraft at an exercise price of $1.25 per share with an expiration date of July 31, 2003. These warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

When Akon claimed recession and defaulted on its agreement for the purchase of Sanar's assets, it discontinued payments to Sanar for Sanar's loan obligations and there remained no continuing operations to meet Sanar's payment obligations on its bank loans and SBA Loans. Therefore, as of October 2000 Sanar defaulted on its payment obligations. After discussion with the bank and SBA, the Company coordinated with the bank to facilitate the bank's repossession and sale of Sanar's remaining assets returned by Akon to the Company.

The Company's bank sold the repossessed assets in mid-February 2001. The funds received were insufficient to completely satisfy the outstanding debt with the bank and SBA. The remaining moneys owed to the Company's bank under the bank's term loan to Sanar was transferred, by mutual agreement of the bank and the Company, to the line of credit provided by the same bank for Virtu's operations. The bank loans to Sanar are now paid in full and no longer outstanding obligations. The Company is currently negotiating with the SBA to assume Sanar's payment obligations under the SBA Loans. The bank line of credit to Virtu remains outstanding and is current.

Since the Company's subsidiary, Sanar, is in violation of certain loan covenants and is in default in payment of principal and interest on the SBA Loans, all of the debt related to the SBA Loans and lines of credit agreements and a term loan with a bank has been classified as a current liability at March 31, 2001 and December 31, 2000.

The Company's short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $180,000 in the fourth quarter of 2000 but prior to that it was not profitable and therefore relied on cash from its financing activities to fund its operations. The Company recently obtained a commitment letter for an increased bank line of credit. As a result, barring a loss in profitability that would affect its line of credit, the Company should be able to fund its operating cash requirements for 2001.

The Company's capital lease payments were approximately $11,400 for 2000 and are estimated to be approximately $7,900 and $7,900 for the years ending December 31, 2001 and 2002, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2001 was $16,684. Cash was used for the net loss for the three months of $28,751, net of non-cash charges for depreciation of $44,613 and amortization of $2,878. Cash was provided by the net change of $12,067 in working capital from the Company's operating assets and liabilities. Increases in working capital were from accounts receivable of $315,957 and from accounts payable of $44,902. Decreases in working capital were from inventory of $285,326, from patent costs of $20,603, from prepaid expenses of $30,439, and from accrued expenses of $15,663.

Net cash provided by investing activities for the three months ended March 31, 2001 was $312,771 with the proceeds from disposal of property and equipment providing $375,000 and the acquisition of property and equipment using $62,229. Net cash used in financing activities for the three months was $330,044. Of this amount $339,148 was used for the principal payments on long-term debt and capital lease obligations. This cash use was offset by $9,104 in borrowings under the line of credit.

When used in this Form 10 QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "intends", "expects" and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10 QSB. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about May 30, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corporation ( a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corporation, and a manufacturer, Bennett Plastics, Inc. An amended complaint was filed on July 9, 2000. The Company has alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants' failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000. Defendant, Bennett Plastics, Inc., filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages. The case is currently in the discovery stage. Until further discovery is completed, the Company cannot predict the likely outcome of this action.

On November 13, 2000 litigation was commenced against Sanar in the Painesville Municipal Court by Victory Packaging. A longtime supplier of the Company and its subsidiary, Sanar, Victory brought the suit under an obsolete business name, "Napro, Inc. dba Sanar Manufacturing." Victory alleges that it sold $4,724 in product to Sanar in September 2000. Sanar filed an answer to the complaint and also filed a third party complaint against Akon, alleging that the product was purchased by Akon under the auspices of Sanar, after Akon entered into a purchase agreement for Sanar's assets. The purchase agreement was subsequently breached by Akon at the end of September 2000. Sanar has alleged claims against Akon for quantum meruit, fraud and violation of Ohio's Deceptive Trade Practices Act for its purchase and use of Victory Packaging's product under Sanar's name. Akon failed to respond to the Company's third party complaint against it so a default judgment is currently being prepared for filing with the court. The case is currently in the discovery stages.

On January 18, 2001 the Company commenced legal action against its patent attorneys relative to its handling of 2 patent related matters. The matters involve the Company's Store-N-Feed product and its Delidome product, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. These failures caused the Company to lose its opportunity to possibly obtain patent protection for the above named products. The lawsuit is in the early stages, therefore the outcome cannot be predicted at this time.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation. The Company is not a party to any litigation or governmental proceeding which its management or legal representatives believe could result in any judgments or fines against it that would have a material adverse effect or impact in the Company's financial position, liquidity or results of operation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2001, the Company issued 37,500 warrants to Beachcraft Limited Partnership, an entity managed by director James W McCourt, in consideration for a renewal of a loan to the Company. The exercise price is $1.25 per share and the warrants expire July 31, 2003. These warrants were issued in reliance upon
Section 4(2) of the Securities Act of 1933, as amended, as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company's indebtedness has been used to finance its working capital, equipment and related capital expenditures and is secured by liens on substantially all of its assets. The agreements related to such indebtedness contain customary covenants and default provisions. At March 31, 2001, the Company's subsidiary, Sanar, was in violation of certain loan covenants and was in default in payment of principal and interest on its Small Business Administration debt in an amount of approximately $205,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

    11    Computation of per share earnings.


(b) Form 8-K
    --------

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OURPET'S COMPANY

Dated: May 15, 2001                        /s/ Steven Tsengas
                                           ------------------
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Dated: May 15, 2001                        /s/ John G. Murchie
                                           -------------------
                                               John G. Murchie
                                               Treasurer and
                                               Controller
                                               (Principal Financial Officer)