Form 10QSB
period 2001-06-30
OURPETS CO
filed 2001-08-14
CIK 1094139

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                             ____________________

                                  Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                          Commission File No:
         June 30, 2001                                       000-31279

                             ____________________

                               OurPet's Company
             (Exact name of Small Business Issuer in its charter)

                             ____________________

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

                             ____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                                       No __
                   -

Indicate the number of shares of outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of June 30, 2001, the Issuer had outstanding 10,644,687 shares of Common Stock, 100,000 shares of Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and warrants exercisable for 2,369,206 shares of Common Stock.

                Transactional Small Business Disclosure Format


              Yes__                                        No X
                                                              -

                                   CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------
Part 1 - Financial Information

Item 1 - Financial Statements:

Consolidated Balance Sheets of Ourpet's Company and Subsidiaries as of
    June 30, 2001 and December 31, 2000                                            3

Consolidated Statements of Operations of Ourpet's Company and Subsidiaries
    for the three and six month periods ended June 30, 2001 and 2000               5

Consolidated Statement of Stockholders' Equity of Ourpet's Company and
    Subsidiaries for the six month period ended June 30, 2001                      6

Consolidated Statements of Cash Flows of Ourpet's Company and Subsidiaries
    for the six month periods ended June 30, 2001 and 2000                         7

Notes to Consolidated Financial Statements                                         8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations                                                             10

Liquidity and Capital Resources                                                   12


Part II - Other Information

Item 1 - Legal Proceedings                                                        13

Item 2 - Changes in Securities and Use of Proceeds                                14

Item 3 - Defaults Upon Senior Securities                                          14

Item 6 - Exhibits and Reports on Form 8-K                                         14

                       OURPET'S COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                     -----------     ------------
                                                                                     (Unaudited)
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $    10,502     $    45,960
  Accounts receivable - trade, less allowance for
    doubtful accounts of $10,889 and $15,389                                             585,288         943,772
  Inventories                                                                          1,957,917       1,843,774
  Prepaid expenses                                                                       149,145          75,620
                                                                                     -----------     -----------
          Total current assets                                                         2,702,852       2,909,126
                                                                                     -----------     -----------

PROPERTY AND EQUIPMENT
  Furniture and fixtures                                                                  96,121          88,161
  Leasehold improvements                                                                  22,443          22,443
  Tooling                                                                              1,170,976       1,121,084
  Property held under capital leases                                                      35,520          35,520
  Construction in progress                                                               141,670          15,442
                                                                                     -----------     -----------
          Total                                                                        1,466,730       1,282,650
  Less accumulated depreciation                                                          503,364         413,510
                                                                                     -----------     -----------
          Net property and equipment                                                     963,366         869,140
                                                                                     -----------     -----------

OTHER ASSETS
  Property and equipment held for sale at estimated disposal value                             -         375,000
  Deposits and other                                                                       2,450          10,339
  Loan acquisition costs, less amortization of $14,211 and $11,461                         2,442           5,191
  Patents, less amortization of $14,517 and $11,146                                       95,514          62,570
                                                                                     -----------     -----------
          Total other assets                                                             100,406         453,100
                                                                                     -----------     -----------

          Total assets                                                               $ 3,766,624     $ 4,231,366
                                                                                     ===========     ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                 ---------------- ---------------
                                                                                    (Unaudited)
                                  LIABILITIES

CURRENT LIABILITIES
  Notes payable                                                                        $ 973,875      $1,252,453
  Current maturities of long-term debt                                                   205,147         542,993
  Current portion of capital lease obligations                                             5,706           5,417
  Accounts payable - trade                                                               940,206         824,454
  Accrued expenses                                                                       189,713         197,349
                                                                                 ---------------- ---------------
          Total current liabilities                                                    2,314,647       2,822,666
                                                                                 ---------------- ---------------

LONG-TERM DEBT
  Long-term debt - less current portion above                                            325,000         125,000
  Capital lease obligations - less current portion above                                  18,455          21,382
                                                                                 ---------------- ---------------
          Total long-term debt                                                           343,455         146,382
                                                                                 ---------------- ---------------

          Total liabilities                                                            2,658,102       2,969,048
                                                                                 ---------------- ---------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued
  and outstanding 10,644,687 shares                                                    2,215,460       2,215,460

CONVERTIBLE PREFERRED STOCK - no par value; authorized
  5,000,000 shares, issued and outstanding 100,000 shares                                913,150         913,150

PAID-IN CAPITAL                                                                          397,907         397,907

ACCUMULATED DEFICIT                                                                   (2,417,995)     (2,264,199)
                                                                                 ---------------- ---------------
          Total stockholders' equity                                                   1,108,522       1,262,318
                                                                                 ---------------- ---------------

          Total liabilities and stockholders' equity                                 $ 3,766,624      $4,231,366
                                                                                 ================ ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                                 2001             2000             2001             2000
                                                        ------------------------------------------------------------------------
Net revenue                                                  $   1,023,508    $   1,102,351    $   2,235,000    $   2,540,803

Cost of goods sold                                                 773,887          808,975        1,700,326        1,833,977
                                                        ----------------------------------------------------------------------

Gross profit on sales                                              249,621          293,376          534,674          706,826

Selling, general and administrative expenses                       281,760          300,235          593,924          591,238
                                                        ----------------------------------------------------------------------

Income (loss) from operations                                      (32,139)          (6,859)         (59,250)         115,588

Interest and other income and expense                               (4,226)           1,112           (3,675)           1,926
Litigation expense                                                  (2,775)          (8,702)         (14,323)         (14,305)
Interest expense                                                   (38,414)         (30,178)         (76,548)         (53,494)
                                                        ----------------------------------------------------------------------

Income (loss) from continuing operations                           (77,554)         (44,627)        (153,796)          49,715

Loss from operations of discontinued subsidiary                          -                -                -          (58,535)

Loss on disposition of discontinued subsidiary                           -                -                -         (121,377)
                                                        ----------------------------------------------------------------------

Net loss                                                     $     (77,554)   $     (44,627)   $    (153,796)   $    (130,197)
                                                        ======================================================================



Basic Income (Loss) Per Common Share:
  Income (loss) from continuing operations                   $       (0.01)   $       (0.01)   $       (0.02)   $           -
  Loss from operations of discontinued subsidiary                        -                -                -            (0.01)
  Loss on disposition of discontinued subsidiary                         -                -                -            (0.01)
                                                        ----------------------------------------------------------------------
  Net loss                                                   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                                                        ======================================================================

Weighted average number of common shares
   outstanding                                                  10,644,687       10,544,687       10,644,687       10,443,314
                                                        ======================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED JUNE 30, 2001

                                  (Unaudited)

                                      Preferred Stock          Common Stock                                      Total
                                   ----------------------------------------------
                                    Number of             Number of                 Paid-In    Accumulated    Stockholders'
                                     Shares     Amount      Shares       Amount     Capital      Deficit         Equity
                                   ---------------------------------------------------------------------------------------
Balance at December 31, 2000         100,000   $913,150   10,644,687   $2,215,460   $397,907   $(2,264,199)   $1,262,318

Net loss                                                                                          (153,796)     (153,796)
                                   ---------------------------------------------------------------------------------------

Balance at June 30, 2001             100,000   $913,150   10,644,687   $2,215,460   $397,907   $(2,417,995)   $1,108,522
                                   =======================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                     2001            2000
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations                                       $ (153,796)     $    49,715
  Loss from discontinued operations                                                       -          (58,535)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                                             89,854          125,439
    Amortization expense                                                              6,119            5,805
    (Increase) decrease in assets:
      Accounts receivable - trade                                                   358,484          212,478
      Inventories                                                                  (114,143)      (1,257,289)
      Prepaid expenses                                                              (73,525)         (45,855)
      Deposits and other                                                              7,889            8,091
      Patent costs                                                                  (36,314)         (12,432)
    Increase (decrease) in liabilities:
      Accounts payable - trade                                                      115,752          638,564
      Accrued expenses                                                               (7,636)         (13,371)
                                                                                 ----------      -----------
          Net cash provided by (used in) operating activities                       192,684         (347,390)
                                                                                 ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                            (184,080)        (159,165)
  Proceeds from disposal of property and equipment                                  375,000                -
  Proceeds from disposition of discontinued subsidiary                                    -           21,012
                                                                                 ----------      -----------
          Net cash provided by (used in) investing activities                       190,920         (138,153)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                             (337,846)         (42,175)
  Issuance of notes payable                                                               -          391,346
  Payment of notes payable                                                          (78,578)               -
  Principal payments under capital lease obligations                                 (2,638)          (4,828)
  Issuance of Common Stock, net of offering costs                                         -          112,500
                                                                                 ----------      -----------
          Net cash provided by (used in) financing activities                      (419,062)         456,843
                                                                                 ----------      -----------
          Net decrease in cash                                                      (35,458)         (28,700)
CASH AT BEGINNING OF PERIOD                                                          45,960          108,324
                                                                                 ----------      -----------
CASH AT END OF PERIOD                                                            $   10,502      $    79,624
                                                                                 ==========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                  $   77,290      $    72,455
                                                                                 ==========      ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
  Note payable converted into Common Stock                                       $        -      $   100,000
  Reclassification of property and equipment to property and
     equipment held for sale                                                     $        -      $   375,000
                                                                                 ==========      ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                                  (Unaudited)
                                   ---------


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet's Company and its wholly-owned subsidiaries, Virtu Company ("Virtu") and Sanar Manufacturing Company ("Sanar"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2000 included in the Company's Form 10SB/A Amendment No. 4 filed with the Securities and Exchange Commission on May 31, 2001.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2001 and December 31, 2000 consist of:


                                                        2001        2000
                                                        ----        ----
                    Finished goods                  $1,690,599   $1,602,976
                    Components and packaging           267,318      240,798
                                                    ----------   ----------
                      Total                         $1,957,917   $1,843,774
                                                    ==========   ==========

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

For the three months ended June 30, 2001, 30.2% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $191,910 and $128,317, respectively which represents 18.1% and 12.1% of total revenue.

For the three months ended June 30, 2000, 55.7% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $463,343 and $144,294, respectively which represents 42.5% and 13.2% of total revenue.

                       OURPET'S COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                                  (Unaudited)

REVENUE RECOGNITION - Continued

For the six months ended June 30, 2001, 38.1% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $437,204 and $430,392, respectively which represents 19.2% and 18.9% of total revenue.

For the six months ended June 30, 2000, 62.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,091,682 and $478,496, respectively which represents 43.3% and 19.0% of total revenue.

NET LOSS PER COMMON SHARE

Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 568,000 stock options, 2,369,206 warrants and 1,000,000 shares underlying the Preferred Stock at June 30, 2001.


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


RECLASSIFICATIONS AND RESTATEMENT


Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Also the prior period financial statements have been restated to give effect to the purchaser of the Company's discontinued subsidiary renouncing and breaching the contract on September 30, 2000. The effect of the restatement was to increase the loss on disposition of discontinued subsidiary and net loss by $308,945 ($0.03 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000

Net revenue from continuing operations for 2001 was $1,023,508, a decrease of 7 percent in revenue from continuing operations of $1,102,351 in 2000, consisting of net sales of proprietary products for the retail pet business. This decrease of $78,843 was primarily the result of a decrease in sales of approximately $335,000 to a major customer due to major new product introductions in 2000 that were not repeated in 2001. This decrease was partially offset by an increase in sales of approximately $48,000 to the other major customer and approximately $142,000 in sales to new customers in 2001 who did not have sales in 2000.

While net revenue decreased by 7 percent in 2001, cost of goods sold only decreased by 4 percent, from $808,975 in 2000 to $773,887 in 2001. This lower decrease in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs remaining at the same amount for both years while the cost of purchased products sold decreased by 6 percent.

As a result of the net revenue percentage decreasing more than the cost of goods sold percentage, the Company's gross profit on sales decreased by $43,755 or 15 percent from $293,376 in 2000 to $249,621 in 2001.

Selling, general and administrative expenses for 2001 were $281,760, a decrease of 6 percent or $18,475 from the $300,235 for 2000. The significant decreases were in marketing promotions of approximately $13,000, in commissions accrued for the Company's sales representatives of approximately $11,000 due to lower sales, and in the accrual for customer rebates of approximately $16,000 also as a result of lower sales. These decreases were partially offset by an increase in salaries and wages of approximately $18,000 due to additional employees and increased compensation paid to existing employees.

Litigation expenses of $2,775 and $8,702 were incurred in 2001 and 2000, respectively, as a result of lawsuits initiated against a mold supplier, against the Company's patent attorneys, and against the purchaser of its discontinued subsidiary's, Sanar, assets in 2001 and against a competitor in 2000.

Interest expense for 2001 was $38,414, an increase of 27 percent, or $8,236, over the $30,178 in 2000. This increase was primarily due to the level of borrowings to finance the Company's increased inventories and purchases of molds for new products which was partially reduced by the lower prime rate of interest.

The loss from continuing operations for 2001 was $77,554 as compared to a loss of $44,627 for 2000 or an increase in loss of $32,927. This was as a result of the decrease in net sales of $78,843 being larger as a percentage than the decrease in cost of goods sold of $35,088 making the gross profit on sales lower in 2001 by $43,755. Also increasing the loss in 2001 was the change in interest and other income and expense of $5,338 and in interest expense of $8,236. These reductions were partially offset by the lower costs for selling, general and administrative expenses of $18,475 and for litigation expense of $5,927.

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000

Net revenue from continuing operations for 2001 was $2,235,000, a decrease of 12 percent in revenue from continuing operations of $2,540,803 in 2000, consisting of net sales of proprietary products for the retail pet business. This decrease of $305,803 was primarily the result of a decrease in sales of approximately $703,000 to our two major customers due to major new product introductions in 2000 that were not repeated in 2001. This decrease was partially offset by approximately $306,000 in sales to new customers in 2001 who did not have sales in 2000.

While net revenue decreased by 12 percent in 2001, cost of goods sold only decreased by 7 percent, from $1,833,977 in 2000 to $1,700,326 in 2001. This lower decrease in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs remaining at the same amount for both years while the cost of purchased products sold decreased by 10 percent

As a result of the net revenue percentage decreasing more than the cost of goods sold percentage, the Company's gross profit on sales decreased by $172,152 or 24 percent from $706,826 in 2000 to $534,674 in 2001.

Selling, general and administrative expenses for 2001 were $593,924, an increase of $2,686 over the $591,238 for 2000. The significant increase was in salaries and wages of approximately $38,000 due to additional employees in sales, marketing and administration in the first quarter of 2000 and the increases in compensation paid to employees. The significant decreases in expense were in marketing promotions of approximately $19,000 and in the accrual for customer rebates of approximately $21,000 as a result of lower sales.

Litigation expenses of $14,323 and $14,305 were incurred in 2001 and 2000, respectively, as a result of lawsuits initiated against a mold supplier, against the Company's patent attorneys, and against the purchaser of its discontinued subsidiary's, Sanar, assets in 2001 and against a competitor in 2000.

Interest expense for 2001 was $76,548, an increase of 43 percent, or $23,054, over the $53,494 in 2000. This increase was primarily due to the level of borrowings to finance the Company's increased inventories and purchases of molds for new products which was partially reduced by the lower prime rate of interest.

The income (loss) from continuing operations for 2001 was a loss of $153,796 as compared to income of $49,715 for 2000 or a decrease of $203,511. This was as a result of the decrease in net sales of $305,803 being larger as a percentage than the decrease in cost of goods sold of $133,651 making the gross profit on sales lower in 2001 by $172,152. Also the increased costs for selling, general and administrative expenses of $2,686, litigation expenses of $18, and net interest and other expenses of $28,655 were included in the decrease.

The loss from operations of the discontinued subsidiary, Sanar, for 2000 were $58,535 which were the results of its operations up to the date of disposal as of March 31, 2000 when its assets were sold to Akon Plastic Enterprises, Inc. ("Akon"). Operating results of Sanar for the six months ended June 30, 2000 are shown separately in the accompanying consolidated statements of operations. Net revenue of the business of Sanar for the six months was $560,412 excluding intercompany transactions. This amount is not included in net revenue in the accompanying consolidated statements of operations.

As a result of the March 31st sale of the assets of Sanar to Akon and Akon's subsequent default on the purchase agreement, the Company recorded a loss on the disposition of the discontinued subsidiary of $121,377 from the cash purchase price paid of $25,000, assets disposed of $603,727, liabilities extinguished of $753,698, and costs incurred of $296,348. After Akon's default at the end of September 2000 the lenders that were secured by the sold assets repossessed such assets and liquidated them to pay-off their loans. The Company accrued $247,453 (included in costs incurred above of $296,348) in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing. As of June 30, 2001, the Company had approximately $1,504,000 in principal amount of indebtedness (excluding $24,161 borrowed under capital lease obligations), consisting of (i) approximately $814,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 2%;
(ii) approximately $205,000 outstanding principal amount under the term loans with the SBA ("SBA Loans"), which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; and (iii) approximately $485,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership ("Beachcraft") (controlled by Dr.James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and Dr. Gundumalla Goud (nonaffiliated individual), which bear interest at 10% and are due as follows: $10,000 on demand to Dr. Tsengas (remaining monies due on $40,000 originally loaned), $150,000 on August 1, 2001 to Beachcraft, $200,000 on August 31, 2002 to Aveni and $125,000 on July 31, 2002 to Dr. Tsengas, Aveni, Over the Hill Ltd., and Dr. Goud, plus accrued interest. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

When Akon claimed recission and defaulted on its agreement for the purchase of Sanar's assets, it discontinued payments to Sanar for Sanar's loan obligations and there remained no continuing operations to meet Sanar's payment obligations on its bank loans and SBA Loans. Therefore, as of October 2000 Sanar defaulted on its payment obligations. After discussion with the bank and SBA, the Company coordinated with the bank to facilitate the bank's repossession and sale of Sanar's remaining assets returned by Akon to the Company.

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

Since the Company's subsidiary, Sanar, is in violation of certain loan covenants and is in default in payment of principal and interest on the SBA Loans, all of the debt related to the SBA Loans and lines of credit agreements and a term loan with a bank has been classified as a current liability at June 30, 2001 and December 31, 2000.

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

Net cash provided by operating activities for the six months ended June 30, 2001 was $192,684. Cash was used for the net loss for the six months of $57,823, net of non-cash charges for depreciation of $89,854 and amortization of $6,119.
Cash was provided by the net change of $250,507 in working capital from the Company's operating assets and liabilities. Increases in working capital were from accounts receivable of $358,484 and from accounts payable of $115,752. Decreases in working capital were from inventory of $114,143, from patent costs of $36,314, and from prepaid expenses of $73,525.

Net cash provided by investing activities for the six months ended June 30, 2001 was $190,920 with the proceeds from disposal of property and equipment providing $375,000 and the acquisition of property and equipment using $184,080. Net cash used in financing activities for the three months was $419,062 for the principal payments on long-term debt, notes payable, and capital lease obligations.

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

On November 13, 2000 litigation was commenced against Sanar in the Painesville Municipal Court by Victory Packaging. A longtime supplier of the Company and its subsidiary, Sanar, Victory brought the suit under an obsolete business name, "Napro, Inc. dba Sanar Manufacturing." Victory alleges that it sold $4,724 in product to Sanar in September 2000. Sanar filed an answer to the complaint and also filed a third party complaint against Akon, alleging that the product was purchased by Akon under the auspices of Sanar, after Akon entered into a purchase agreement for Sanar's assets. The purchase agreement was subsequently breached by Akon at the end of September 2000. Sanar has alleged claims against Akon for quantum meruit, fraud and violation of Ohio's Deceptive Trade Practices Act for its purchase and use of Victory Packaging's product under Sanar's name. Akon failed to respond to the Company's third party complaint against it so a default judgment is currently being prepared for filing with the court. Subsequent to June 30, 2001, a settlement for a minimal amount was negotiated with Victory.

On January 18, 2001 the Company commenced legal action against its patent attorneys relative to its handling of 2 patent related matters. The matters involve the Company's products, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. These failures caused the Company to lose its opportunity to possibly obtain patent protection for these products. The lawsuit is in the early stages, therefore the outcome cannot be predicted at this time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company's indebtedness has been used to finance its working capital, equipment and related capital expenditures and is secured by liens on substantially all of its assets. The agreements related to such indebtedness contain customary covenants and default provisions. At June 30, 2001, the Company's subsidiary, Sanar, was in violation of certain loan covenants and was in default in payment of principal and interest on its Small Business Administration debt in an amount of approximately $208,550.

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


                               OURPET'S COMPANY


Dated: August 14, 2001                    /s/ Steven Tsengas
                                          ------------------
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Dated: August 14, 2001                    /s/ John G. Murchie
                                          -------------------
                                             John G. Murchie
                                             Treasurer and
                                             Controller
                                             (Principal Financial Officer)