Form 10QSB
period 2001-09-30
OURPETS CO
filed 2001-11-14
CIK 1094139

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                           ---------------------------


                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:                  Commission File No:
            September 30, 2001                              000-31279


                           ---------------------------

                                OurPet's Company
              (Exact name of Small Business Issuer in its charter)

                           ---------------------------

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

                           ---------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X               No
                              ---                ---

Indicate the number of shares of outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of September 30, 2001, the Issuer had outstanding 10,694,687 shares of Common Stock, 100,000 shares of Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and warrants exercisable for 2,319,206 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                           Yes                 No X
                              ---                ---

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Part 1 - Financial Information

Item 1 - Financial Statements:

  Consolidated Balance Sheets of Ourpet's Company and Subsidiaries
         as of September 30, 2001 and December 31, 2000                     3


  Consolidated Statements of Operations of Ourpet's Company and
         Subsidiaries for the three and nine month periods ended
         September 30, 2001 and 2000                                        5

  Consolidated Statement of Stockholders' Equity of Ourpet's Company
         and Subsidiaries for the nine month period ended September
         30, 2001                                                           6

  Consolidated Statements of Cash Flows of Ourpet's Company and
         Subsidiaries for the nine month periods ended September 30,
         2001 and 2000                                                      7

  Notes to Consolidated Financial Statements                                8


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

  Results of Operations                                                    10

  Liquidity and Capital Resources                                          12



Part II - Other Information

Item 1 - Legal Proceedings                                                 13

Item 2 - Changes in Securities and Use of Proceeds                         14

Item 3 - Defaults Upon Senior Securities                                   14

Item 4 - Submission of Matters to a Vote of Security Holders               14

Item 6 - Exhibits and Reports on Form 8-K                                  15

                        OURPET'S COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                         2001            2000
                                                                     -------------   ------------
                                                                     (Unaudited)
                                      ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                                            $   34,942     $   45,960
  Accounts receivable - trade, less allowance for
    doubtful accounts of $ 10,865 and $ 15,389                            944,732        943,772
  Inventories                                                           1,798,728      1,843,774
  Prepaid expenses                                                        155,127         75,620
                                                                       ----------     ----------
          Total current assets                                          2,933,529      2,909,126
                                                                       ----------     ----------

PROPERTY AND EQUIPMENT
  Furniture and fixtures                                                   96,121         88,161
  Leasehold improvements                                                   22,443         22,443
  Tooling                                                               1,316,871      1,121,084
  Property held under capital leases                                       35,520         35,520
  Construction in progress                                                 24,238         15,442
                                                                       ----------     ----------
          Total                                                         1,495,193      1,282,650
  Less accumulated depreciation                                           551,212        413,510
                                                                       ----------     ----------
          Net property and equipment                                      943,981        869,140
                                                                       ----------     ----------

OTHER ASSETS
  Property and equipment held for sale at estimated disposal value             --        375,000
  Deposits and other                                                          860         10,339
  Loan acquisition costs, less amortization of $15,586 and $11,461          1,067          5,191
  Patents, less amortization of $16,533 and $11,146                       113,079         62,570
                                                                       ----------     ----------
          Total other assets                                              115,006        453,100
                                                                       ----------     ----------

          Total assets                                                 $3,992,516     $4,231,366
                                                                       ==========     ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     September 30,   December 31,
                                                                         2001            2000
                                                                     -------------   ------------
                                                                     (Unaudited)
                                   LIABILITIES

 CURRENT LIABILITIES
  Notes payable                                                      $ 1,469,650      $ 1,252,453
  Current maturities of long-term debt                                   205,147          542,993
  Current portion of capital lease obligations                             5,856            5,417
  Accounts payable - trade                                               867,226          824,454
  Accrued expenses                                                       111,411          197,349
                                                                     -----------      -----------
          Total current liabilities                                    2,659,290        2,822,666
                                                                     -----------      -----------

LONG-TERM DEBT
  Long-term debt - less current portion above                                 --          125,000
  Capital lease obligations - less current portion above                  16,933           21,382
                                                                     -----------      -----------
          Total long-term debt                                            16,933          146,382
                                                                     -----------      -----------

          Total liabilities                                            2,676,223        2,969,048
                                                                     -----------      -----------

                              STOCKHOLDERS' EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued
  and outstanding 10,694,687 and 10,644,687 shares                     2,252,960        2,215,460

CONVERTIBLE PREFERRED STOCK - no par value; authorized
  5,000,000 shares, issued and outstanding 100,000 shares                913,150          913,150

PAID-IN CAPITAL                                                          397,907          397,907

ACCUMULATED DEFICIT                                                   (2,247,724)      (2,264,199)
                                                                     -----------      -----------
          Total stockholders' equity                                   1,316,293        1,262,318
                                                                     -----------      -----------

          Total liabilities and stockholders' equity                 $ 3,992,516      $ 4,231,366
                                                                     ===========      ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the Three Months                For the Nine Months
                                                                  Ended Sept 30,                      Ended Sept 30,
                                                              2001             2000               2001          2000
                                                        ---------------------------------------------------------------
 Net revenue                                               $ 1,600,248      $ 755,230         $ 3,835,248   $ 3,296,033

 Cost of goods sold                                          1,146,637        603,236           2,846,963     2,437,213
                                                        ---------------------------------------------------------------

 Gross profit on sales                                         453,611        151,994             988,285       858,820

 Selling, general and administrative expenses                  242,492        318,342             850,739       923,885
                                                        ---------------------------------------------------------------

 Income (loss) from operations                                 211,119       (166,348)            137,546       (65,065)

 Interest and other income and expense                              31            506              (3,644)        2,432
 Interest expense                                              (40,879)       (33,795)           (117,427)      (87,289)
                                                        ---------------------------------------------------------------

 Income (loss) from continuing operations                      170,271       (199,637)             16,475      (149,922)

 Loss from operations of discontinued subsidiary                    --          4,885                  --       (53,650)

 Loss on disposition of discontinued subsidiary                     --         (1,220)                 --      (122,597)
                                                        ---------------------------------------------------------------

 Net income (loss)                                           $ 170,271     $ (195,972)           $ 16,475    $ (326,169)
                                                        ===============================================================



 Basic Income (Loss) Per Common Share:
   Income (loss) from continuing operations                     $ 0.01        $ (0.02)            $ (0.01)      $ (0.02)
   Loss from operations of discontinued subsidiary                  --             --                  --         (0.01)
   Loss on disposition of discontinued subsidiary                   --             --                  --         (0.01)
                                                        ---------------------------------------------------------------
   Net income (loss)                                            $ 0.01        $ (0.02)            $ (0.01)      $ (0.04)
                                                        ===============================================================

 Weighted average number of common shares
    outstanding                                             10,681,644     10,544,687          10,657,141    10,477,351
                                                        ===============================================================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (Unaudited)

                                Preferred Stock               Common Stock
                              ----------------------------------------------------                                Total
                               Number of                 Number of                   Paid-In    Accumulated   Stockholders'
                                Shares       Amount        Shares         Amount     Capital      Deficit         Equity
                              ---------------------------------------------------------------------------------------------
 Balance at December 31, 2000   100,000     $913,150     10,644,687     $2,215,460  $397,907    $(2,264,199)   $ 1,262,318

 Common Stock issued in
   exchange for cancellation
   of accrued interest               --           --         50,000         37,500         -             --         37,500

 Net income                          --           --             --             --         -         16,475         16,475
                              ---------------------------------------------------------------------------------------------

 Balance at September 30, 2001  100,000     $913,150     10,694,687     $2,252,960  $397,907    $(2,247,724)   $ 1,316,293
                              =============================================================================================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                       2001             2000
                                                                   -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Income (loss) from continuing operations                        $    16,475      $  (149,922)
   Loss from discontinued operations                                        --          (53,650)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                              137,702          166,100
     Amortization expense                                                9,511            8,401
     (Increase) decrease in assets:
       Accounts receivable - trade                                        (960)         202,847
       Inventories                                                      45,046       (1,489,889)
       Prepaid expenses                                                (79,507)         (31,268)
       Deposits and other                                                9,479           21,497
       Patent costs                                                    (55,896)         (13,761)
     Increase (decrease) in liabilities:
       Accounts payable - trade                                         42,772          564,191
       Accrued expenses                                                (48,438)         (51,653)
                                                                   -----------      -----------
           Net cash provided by (used in) operating activities          76,184         (827,107)
                                                                   -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                              (212,543)        (215,982)
   Proceeds from disposal of property and equipment                    375,000               --
   Proceeds from disposition of discontinued subsidiary                     --           21,012
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities         162,457         (194,970)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                               (337,846)         (42,175)
   Issuance of notes payable to shareholders                                --          275,000
   Issuance of notes payable                                            97,197          620,812
   Payment of notes payable                                             (5,000)              --
   Principal payments under capital lease obligations                   (4,010)          (6,732)
   Issuance of Common Stock, net of offering costs                          --          112,500
                                                                   -----------      -----------
           Net cash provided by (used in) financing activities        (249,659)         959,405
                                                                   -----------      -----------
           Net decrease in cash                                        (11,018)         (62,672)
 CASH AT BEGINNING OF PERIOD                                            45,960          108,324
                                                                   -----------      -----------
 CASH AT END OF PERIOD                                             $    34,942      $    45,652
                                                                   ===========      ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                   $   113,260      $    98,833
                                                                   ===========      ===========
 SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
   Note payable converted into Common Stock                        $        --      $   100,000
                                                                   ===========      ===========
   Accrued interest converted into Common Stock                    $    37,500      $        --
                                                                   ===========      ===========
   Reclassification of property and equipment to property and
      equipment held for sale                                      $        --      $   375,000
                                                                   ===========      ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)


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


INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2001 and December 31, 2000 consist of:

                                                2001           2000
                                             -----------    ----------
           Finished goods                    $ 1,519,795    $1,602,976
           Components and packaging              278,933       240,798
                                             -----------    ----------
                Total                        $ 1,798,728    $1,843,774
                                             ===========    ==========

All inventories are pledged as collateral for bank and small business administration loans.


REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet's brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2001, 63.7% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $523,074 and $512,669, respectively which represents 32.2% and 31.5% of total revenue, respectively.

For the three months ended September 30, 2000, 53.7% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $214,988 and $190,032, respectively which represents 28.5% and 25.2% of total revenue, respectively.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)


REVENUE RECOGNITION - Continued

For the nine months ended September 30, 2001, 48.8% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $953,466 and $949,873, respectively which represents 24.4% and 24.4% of total revenue, respectively.

For the nine months ended September 30, 2000, 60.4% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,281,714 and $693,484, respectively which represents 39.2% and 21.2% of total revenue, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 669,500 stock options, 2,319,206 warrants and 1,000,000 shares underlying the Preferred Stock at September 30, 2001.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months ended September 30, 2001 Compared to Three Months ended September 30, 2000

Net revenue from continuing operations for 2001 was $1,600,248, an increase of 112 percent in revenue from continuing operations of $755,230 in 2000, consisting of net sales of proprietary products for the retail pet business. This increase of $845,018 was primarily the result of increases in sales of approximately $631,000 to our two major customers due to special promotions and new products in 2001 that were not produced in 2000. Also foreign sales increased by approximately $82,000 as a result of having a sales office and warehouse in Europe which opened in 2001.

While net revenue increased by 112 percent in 2001, cost of goods sold only increased by 90 percent, from $603,236 in 2000 to $1,146,637 in 2001. This lower increase in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs increasing by 38 percent and the cost of purchased products sold increased by 107 percent, both of which were less than the percentage increase in net revenue.

As a result of the net revenue percentage increasing more than the cost of goods sold percentage, the Company's gross profit on sales increased by $301,617 or 198 percent from $151,994 in 2000 to $453,611 in 2001.

Selling, general and administrative expenses for 2001 were $242,492, a decrease of 24 percent or $75,850 from the $318,342 for 2000. The significant decreases were in advertising and marketing promotions of approximately $45,000, in accruals for professional services of approximately $43,000 and in commissions accrued for the Company's sales representatives of approximately $15,000 due to the increase in sales on which commissions are not paid and lower commission rates paid. These decreases were partially offset by a decrease in the accrual for customer rebates in 2000 of approximately $22,000 as a result of lower sales during the third quarter of 2000 as compared to the first two quarters of 2000.

Interest expense for 2001 was $40,879, an increase of 21 percent, or $7,084, over the $33,795 in 2000. This increase was primarily due to the level of borrowings to finance the Company's increased inventories and purchases of molds for new products which was partially reduced by the lower prime rate of interest.

The results from continuing operations for 2001 was a profit of $170,271 as compared to a loss of $199,637 for 2000 or an improvement of $369,908. This was as a result of the increase in net sales of $845,018 being larger as a percentage than the increase in cost of goods sold of $543,401 making the gross profit on sales higher in 2001 by $301,617. Also improving the results were the lower costs for selling, general and administrative expenses of $75,850. These improvements were partially offset by the reduction of $475 in interest and other income and expense and the increase in interest expense of $7,084.

Nine Months ended September 30, 2001 Compared to Nine Months ended September 30, 2000

Net revenue from continuing operations for 2001 was $3,835,248, an increase of 16 percent in revenue from continuing operations of $3,296,033 in 2000, consisting of net sales of proprietary products for the retail pet business. This increase of $539,215 was primarily the result of approximately $611,000 in sales to new customers, including foreign customers, in 2001 who did not have sales in 2000. This increase was partially offset by a decrease in sales of approximately $72,000 to our two major customers due to major new product introductions in 2000 that were not repeated in 2001.

While net revenue increased by 16 percent in 2001, cost of goods sold increased by 17 percent, from $2,437,213 in 2000 to $2,846,963 in 2001. This slightly higher increase in costs as compared to revenue was primarily due to variable and fixed warehouse and overhead costs increasing by 21 percent which is higher than the revenue increase while the cost of purchased products sold increased by 16 percent which is the same percentage increase as revenue.

As a result of the net revenue percentage increasing less than the cost of goods sold percentage, the Company's gross profit on sales increased at a lower percentage by 15 percent or $129,465 from $858,820 in 2000 to $988,285 in 2001.

Selling, general and administrative expenses for 2001 were $850,739, a decrease of $73,146 under the $923,885 for 2000. The significant decreases were in advertising and marketing promotions of approximately $59,000, in accruals for professional services of approximately $34,000 and in commissions accrued for the Company's sales representatives of approximately $24,000 due to the increase in sales on which commissions are not paid and lower commission rates paid. These decreases were partially offset by the increases in salaries and wages of approximately $28,000 due to additional employees in sales, marketing and administration in the first quarter of 2000 and the increases in compensation paid to employees and of approximately $16,000 in other selling and administrative expenses.

Interest expense for 2001 was $117,427, an increase of 35 percent, or $30,138, over the $87,289 in 2000. This increase was primarily due to the level of borrowings to finance the Company's increased inventories and purchases of molds for new products which was partially reduced by the lower prime rate of interest.

The income (loss) from continuing operations for 2001 was income of $16,475 as compared to a loss of $149,922 for 2000 or an improvement of $166,397. This was as a result of the increase in net sales of $539,215 being larger than the increase in cost of goods sold of $409,750 making the gross profit on sales higher in 2001 by $129,465. Also the decreased costs for selling, general and administrative expenses of $73,146 were part of the improvement. These improvements were partially offset by the reduction of $6,076 in interest and other income and expense and the increase in interest expense of $30,138.

The loss from operations of the discontinued subsidiary, Sanar, for 2000 were $53,650 which were the results of its operations up to the date of disposal as of March 31, 2000 when its assets were sold to Akon Plastic Enterprises, Inc. ("Akon"). Operating results of Sanar for the nine months ended September 30, 2000 are shown separately in the accompanying consolidated statements of operations. Net revenue of the business of Sanar for the nine months was $560,412 excluding intercompany transactions. This amount is not included in net revenue in the accompanying consolidated statements of operations.

As a result of the March 31st sale of the assets of Sanar to Akon and Akon's subsequent default on the purchase agreement, the Company recorded a loss on the disposition of the discontinued subsidiary of $122,597 from the cash purchase price paid of $25,000, assets disposed of $603,727, liabilities extinguished of $753,698, and costs incurred of $297,568. After Akon's default at the end of September 2000 the lenders that were secured by the sold assets repossessed such assets and liquidated them to pay-off their loans. The Company accrued $247,453 (included in costs incurred above of $297,568) in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing. As of September 30, 2001, the Company had approximately $1,675,000 in principal amount of indebtedness (excluding $22,789 borrowed under capital lease obligations), consisting of (i) approximately $990,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 2%;
(ii) approximately $205,000 outstanding principal amount under the term loans with the SBA ("SBA Loans"), which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; and (iii) approximately $480,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership ("Beachcraft") (controlled by Dr.James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and Dr. Gundumalla Goud (nonaffiliated individual), which bear interest at 10% and are due as follows: $5,000 on demand to Dr. Tsengas (remaining monies due on $40,000 originally loaned), $150,000 on February 1, 2002 to Beachcraft, $200,000 on August 31, 2002 to Aveni and $125,000 on July 31, 2002 to Dr. Tsengas, Aveni, Over the Hill Ltd., and Dr. Goud, plus accrued interest. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

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

Since the Company's subsidiary, Sanar, is in violation of certain loan covenants and is in default in payment of principal and interest on the SBA Loans, all of the debt related to the SBA Loans and lines of credit agreements and a term loan with a bank has been classified as a current liability at September 30, 2001 and December 31, 2000.

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

Net cash provided by operating activities for the nine months ended September 30, 2001 was $76,184. Cash was provided by the net income for the nine months of $163,688, including the non-cash charges for depreciation of $137,702 and amortization of $9,511. Cash was used for the net change of $87,504 in working capital from the Company's operating assets and liabilities. Increases in working capital were from inventory of $45,046 and from accounts payable of $42,772. Decreases in working capital were from accrued expenses of $48,438, from patent costs of $55,896, and from prepaid expenses of $79,507.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $162,457 with the proceeds from disposal of property and equipment providing $375,000 and the acquisition of property and equipment using $212,543. Net cash used in financing activities for the nine months was $249,659 for the principal payments on long-term debt, notes payable, and capital lease obligations, net of borrowings under the line of credit agreement with a bank.

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

On November 13, 2000 litigation was commenced against Sanar in the Painesville Municipal Court by Victory Packaging. A longtime supplier of the Company and its subsidiary, Sanar, Victory brought the suit under an obsolete business name, "Napro, Inc. dba Sanar Manufacturing." Victory alleges that it sold $4,724 in product to Sanar in September 2000. Sanar filed an answer to the complaint and also filed a third party complaint against Akon, alleging that the product was purchased by Akon under the auspices of Sanar, after Akon entered into a purchase agreement for Sanar's assets. The purchase agreement was subsequently breached by Akon at the end of September 2000. Sanar has alleged claims against Akon for quantum meruit, fraud and violation of Ohio's Deceptive Trade Practices Act for its purchase and use of Victory Packaging's product under Sanar's name. Akon failed to respond to the Company's third party complaint against it so a default judgment is currently being prepared for filing with the court. On July 12, 2001, a settlement for a minimal amount was negotiated with Victory.

On January 18, 2001 the Company commenced legal action against its patent attorneys relative to its handling of 2 patent related matters. The matters involve the Company's products, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. These failures caused the Company to lose its opportunity to possibly obtain patent protection for these products. The lawsuit is in the early stages with a trial date established for June 2002, therefore the outcome cannot be predicted at this time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 24, 2001, Joseph T. Aveni, a director, converted $37,500 in accrued interest into 50,000 shares of Common Stock by exercising his 50,000 warrants for purchase of Common Stock at $0.75 a share which were issued to Mr. Aveni in July 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company's indebtedness has been used to finance its working capital, equipment and related capital expenditures and is secured by liens on substantially all of its assets. The agreements related to such indebtedness contain customary covenants and default provisions. At September 30, 2001, the Company's subsidiary, Sanar, was in violation of certain loan covenants and was in default in payment of principal and interest on its Small Business Administration debt in an amount of approximately $211,955.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on August 18, 2001.

There were 7,362,959 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

           Nominee                       For                  Against
           -------                       ---                  -------

           Joseph T. Aveni             7,362,959                 0
           Dr. James W. McCourt        7,362,959                 0
           Dr. Steven Tsengas          7,362,959                 0

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company's independent auditors for the year ending December 31, 2001. Of the 7,362,959 shares present at the meeting in person or by proxy, 7,362,959 were voted in favor of such proposal, no shares were voted against such proposal, and no shares abstained from voting.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11       Computation of per share earnings.

(b)      Form 8-K

         None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OURPET'S COMPANY


Dated: November 14, 2001                     /s/ Steven Tsengas
                                             ----------------------------------
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


Dated: November 14, 2001                     /s/ John G. Murchie
                                             ----------------------------------
                                             John G. Murchie
                                             Treasurer and
                                             Controller
                                             (Principal Financial Officer)