Form 10KSB
period 2001-12-31
OURPETS CO
filed 2002-03-26
CIK 1094139

    As filed with the Securities and Exchange Commission on March 26, 2002
================================================================================

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                               -----------------

                                  Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                       Commission file number: 000-31279

                               OurPet's Company
             (Exact name of Small Business Issuer in its charter)
                               -----------------

                      Colorado                 34-1480558
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)
                  1300 East Street,               44077
                 Fairport Harbor, OH
                (Address of principal          (Zip code)
                 executive offices)

                   Issuer's telephone number: (440) 354-6500

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. [X]Yes [_] No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Issuer's revenues for the fiscal year ended December 31, 2001 were $5,365,335. The aggregate market value of the common stock of the registrant, no par value per share (the "Common Stock"), held by non-affiliates of registrant was $1,702,475 as of March 1, 2002. As of March 1, 2002, the issuer had outstanding 11,035,463 shares of Common Stock.

                  Documents Incorporated by Reference - None

         Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X].

                               -----------------

                               Introductory Note

   OurPet's Company, a Colorado Corporation (the "Company") is engaged in developing, manufacturing and marketing various proprietary products for the retail pet business. As used herein, the term Company includes each of the Company's subsidiaries, unless the context otherwise requires.

================================================================================

   This report on the Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding the Company's cash needs and ability to fund its requirements, building of its market presence and ability to succeed as planned and its ability to successfully obtain and protect its patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Item 1. Description of Business--Risk Factors" for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

                                    PART I

Item 1.  Description of Business.

   The Company's management originally founded Napro, Inc. ("Napro"), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1993 Napro acquired the assets of a small blow molding business and in 1996 placed the assets in a newly formed wholly owned Ohio subsidiary, Sanar Manufacturing Company ("Sanar"). Also in 1996, Napro formed another wholly owned Ohio subsidiary, Virtu Company ("Virtu") to market proprietary products to the retail pet business under the OurPet's label. Napro then changed its name to OurPet's Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. ("Manticus"), a Colorado corporation, obtained all of the outstanding shares of OurPet's/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet's/Napro shares owned approximately 89% of Manticus' shares. Effective August 10, 1998 OurPet's/Napro was merged into Manticus and ceased to exist. Prior to this merger no affiliation or other relationship existed between Manticus and the Company or the Company's shareholders. As operations for the newly merged entity were, and continue to be, conducted in Ohio, Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet's Company (the "Company"). Effective October 12, 1998, Manticus' Articles of Incorporation was amended in the State of Colorado to reflect its new name as OurPet's Company. After the merger, management of the former OurPet's/Napro assumed management of the surviving company.

   Sanar manufactured custom blow molded parts that are hollow plastic pieces such as bottles, bellows, air ducts, gas tanks, etc. for customers in the lawn equipment, toy, medical accessory and automotive industries in addition to producing some of Virtu's proprietary products. Although sales, employment and production capacity increased significantly after its acquisition in 1993, Sanar's profitability did not follow primarily due to an excess of capacity in the custom blow molded industry. As a result, in 1999, the Company decided to sell the business of Sanar. Effective March 31, 2000 Sanar entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. ("Akon"), an Ohio corporation. The closing was escrowed pending the Akon's refinancing of the long-term debt, however, Akon assumed immediate responsibility for Sanar's outstanding obligations and promptly began operating under Sanar's name. Akon subsequently failed to obtain refinancing of the long-term debt and notified the Company on September 29, 2000 of its intention to rescind the agreement and to wind down its operations and go out of business. Akon returned Sanar's machinery and equipment to the Company at this time and subsequently reimbursed the Company's bank for a portion of the accounts receivables and inventory that it depleted. The Company ceased operating in the blow molding business as of the date of its asset sale to Akon and does not plan to re-enter that business.

   Virtu develops and markets products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial "Big Dog Feeder" to approximately 60 products for dogs, cats, birds and other small animals. All are marketed under the OurPet's label to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

   According to the recently released 2001/2002 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc(R), approximately 63.4 million U.S. households (62% of all households) currently own a pet, with approximately 29% of those households owning more than one pet. The most popular pets are dogs (39% of all households) and cats (34% of all households). The above survey estimates that there are approximately 353 million pets in the United States.

   The Company sells its products in the following market segments:


             mass retailers--eg. Wal-Mart, Kmart, Target pet store chains--eg. PetsMart, Petco pet catalogues--eg. Drs. Foster & Smith, New England
                                     Serum
             general catalogues--eg. Hammacher Schlemmer, Solutions
             clubs--eg. Costco, BJ's
             grocery chains--eg. Stop-N-Shop, Safeway pet food mfg--eg. Friskies, Ralston Purina pet distributors/pet dealers--eg. Wolverton,
                                               Central Garden & Pet


   The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from the Company pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on the Company's current price list. Even the larger retailers, which might have written contracts with the Company, are under no obligation to purchase specific product from the Company. While all of the above companies may currently buy product from OurPet's, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. The Company currently has approximately 160 customers to whom it sells products, with the total number and identity of its customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of the Company's customers account for 10% or more of its sales.

   The Company currently markets products such as dog and cat feeders, dog and cat toys, and natural and nutritional pet supplements and treats. The Company conducts its marketing and sales activities through 6 in-house officers and/or employees, 46 general merchandise independent sales agents, 12 specialty market independent sales agents and 2 catalog market independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 5% of net sales to customers. The European independent sales agent is paid a commission which ranges from 8% to 10% of net sales to customers depending upon the customer and product sold.

   The Company's marketing strategies include, among others, trade shows, customer visitation, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

   While the Company had approximately 165 customers for the year ended December 31, 2001, 43.1% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,210,690 and $1,138,288, respectively which represents 22.2% and 20.9% of total revenue.

   The Company has been granted six United States patents for dog and cat feeders and has fourteen United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. The Company registered its logo, "OurPet's", as a registered trademark. To protect its trade names it obtained seven additional trademark registrations and applied for six trademark registrations, which are still pending.

   The patents issued and granted to the Company are:

             Patent No.  Issue Date               Title
             ----------  ----------               -----
             5,509,376  April 23, 1996 Animal Feeder Assembly
             5,730,081  March 24, 1998 Animal Feeder Assembly
             393,107    March 31, 1998 Small Animal Feeder
             6,032,615  March 7, 2000  Amusement Device for
                                       Household Pets, such as Cats
             6,158,390  Dec. 12, 2000  Pet Ball
             6,237,538  May 29,2001    Pet Toy Ball Feeder

   Patent applications that are pending are:

        Serial No.        File Date                    Title
        ----------        ---------                    -----
       29/136462       January 31, 2001  Combined Pet Toy and Exerciser
       09/479,001      January 7, 2000   Simulated Mouse Toy for Pets
                                         Having a Prerecorded Sound Chip
       29/105,344      May 21, 1999      Stackable Pet Feeder
       09/821906       March 31, 2000    Filtered Water System for Pets
       09/813746       March 31, 2000    Cover for Pet Food and Water Bowls
       09/590815       June 9, 2000      Food and Treat Dispenser
       09/778543       February 7, 2001  Vocal Training and Companionship
       60/340627       Dec. 14, 2001     Pet Food Product
       60/342616       Dec. 20, 2001     Toxic Material Exposure Indicator
                                         for Pets
       10/008131       November 5, 2001  Portable Fluid Delivery System
       09/802749       March 8, 2001     Pet Toy
       29/152806       December 27, 2001 Pet Feeder Top
       60/337898       November 5, 2001  Adjustable Height Pet Feeder
       60/313178       August 17, 2001   Interactive Pet Toy

   Trademark registrations obtained by Company are:

                Registration No.    Date Registered   Name
                ----------------    ---------------   ----
                2,048,003           March 25, 1997    OurPet's
                2,016,545           November 12, 1996 Flexo-Feeder
                2,219,049           January 19, 1999  Push-N-Roll
                2,220,580           January 26, 1999  Triple Track
                2,221,776           February 2, 1999  Zig-N-Zag
                2,226,341           February 23, 1999 Play-N-Treat
                2,498,759           October 16, 2001  Play-N-Squeak
                2,447,094           April 24, 2001    Molecuball

   The following trademark registration applications are pending:

                    Serial
                   Number      Dated Filed        Name
                   ------      -----------        ----
                   75/234,325  January 31, 1997   Wufer Ball
                   75/813,038  September 29, 1999 Molecuball
                   75/696,361  May 3, 1999        Store-N-Feed
                   76/320679   October 3, 2001    Speed -N-Treat
                   76/320695   October 3, 2001    Speed-N-Drink
                   76/196099   January 18, 2001   Delidome

   As of March 1, 2002, the Company had 12 full-time employees consisting of the 4 officers, 3 other employees in sales and marketing, 2 employees in finance and administration and 3 employees in warehousing and shipping. The Company does not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of the Company's employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages, nor to the Company's knowledge, are any threatened.

   The Company conducts its own research and development activities and also uses outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $44,769 for the year ended December 31, 2001 and $60,398 for the year ended December 31, 2000.

Risk Factors

  The Company is still building its market presence and is subject to substantial competition that could inhibit its ability to succeed as planned.

   The Company is one of many small companies in the pet product market with no measurable percentage of that market. It is still attempting to build its market presence as it competes with both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Any reputation that the Company may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Its products may not be well received by the pet owners, or other companies may surpass the Company in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection and if this trend continues or these retailers are unable to emerge from bankruptcy protection this could adversely effect Company sales.

  Additional financing may not be available when required by the Company.

   The Company will need additional financing, which is estimated to be approximately $100,000 in 2002 and $ 200,000 in 2003, for leasing or building warehouse space, working capital, research and development of new products, and molds and tooling to produce new products. If the financial resources are not available when needed, or are not available on affordable terms, then the Company's ability to increase its sales and profits will be hampered, which in turn harms its financial performance.

  The loss of key personnel could adversely affect Company operations.

   The Company is and will continue to be dependent on its key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Glenn R. Godley, Executive Vice President of Marketing/Sales; and John G. Murchie, Treasurer and Controller. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. The Company does not have employee contracts with its key personnel and may not succeed in retaining its key management personnel or in attracting and retaining new employees.

  The inability to successfully obtain or protect the Company's patents could harm its competitive advantage.

   The Company's success will depend, in part, on its ability to maintain protection for its products under United States patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has six U.S. patents issued and fourteen U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent the Company's patent protection. Should the Company fail to obtain and protect its patents, its competitive advantage will be harmed.

  The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

   The Company currently has 11,035,463 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 1, 2002, the Company had outstanding 78,500 shares of Convertible Preferred Stock convertible into 785,000 shares of Common Stock at a conversion price of $1.00 per share. Also as of March 1, 2002, the Company had outstanding 2,354,444 warrants to purchase an aggregate of 2,354,444 shares of Common Stock at exercise prices ranging from $0.490 to $1.472 per share and options to purchase an aggregate of 659,500 shares of Common Stock at exercise prices ranging from $0.75 to $1.25 per share. The Company has reserved an aggregate of 850,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

  Resale of the Company's securities are and will continue to be subject to restrictions.

   The Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the holders of the Company's securities to sell such securities in the secondary market.

   SEC regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Prior to any transaction involving a penny stock, unless exempt, SEC rules require delivery of a disclosure schedule prepared by the broker-dealer relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and about current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

  Possible Volatility of Market Price of Common Stock

   The market price of the Company's securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning innovations and new products or systems may have a significant impact on the market price of the Company's securities. In addition, the Company has experienced limited trading volume in its Common Stock.

Item 2.  Description of Property.

   The Company leases a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is the President, a director and a major stockholder of the Company. Konstantine Tsengas is a Vice President and Secretary of the Company, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company. The current monthly rental is $11,553 plus real estate taxes with annual increases based upon the change in the indicated consumer price index in the preceding year. The initial lease term was five years ending on May 31, 1998, and has been extended for an additional five year term, with the possibility of four additional term extensions of five years each. The Company believes that this facility will provide adequate warehouse and office space to meet the needs of the Company for the immediate future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

   In the opinion of the Company's management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in the Company's various debt agreements.

Item 3.  Legal Proceedings.

   On or about May 30, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corporation (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corporation, and a manufacturer, Bennett Plastics, Inc. An amended complaint was filed on July 9, 2000. The Company has alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants' failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000.00. Defendant, Bennett Plastics, Inc., filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600.00 in damages for unpaid invoices. The case is currently in the discovery stage. Until further discovery is completed, the Company cannot predict the likely outcome of this action.

   Mr. Lemkin made written demand upon the Company to enter into a license agreement in 2000 for his patent, which he claims the Company is utilizing. In the litigation referenced above with Mr. Lemkin, no allegation was made regarding any royalty claim.

   The Company's litigation against its patent attorneys (see below) arises from the failure to file patent protection upon several patents, including the patent that Mr. Lemkin obtained that the Company believes was improperly issued to Mr. Lemkin. Mr. Lemkin has given the patent attorney an option to purchase the patent, which patent might be transferred by the patent attorneys to the Company as partial consideration for certain damages sustained by the Company.

   On November 13, 2000 litigation was commenced against Sanar in the Painesville Municipal Court by Victory Packaging. A longtime supplier of the Company and its subsidiary, Sanar, Victory brought the suit under an obsolete business name, "Napro, Inc. dba Sanar Manufacturing." Victory alleges that it sold $4,724 in product to Sanar in September 2000. Sanar filed an answer to the complaint and also filed a third party complaint against Akon, alleging that the product was purchased by Akon under the auspices of Sanar, after Akon entered into a purchase agreement for Sanar's assets. That purchase agreement was subsequently breached by Akon at the end of September 2000. Sanar has alleged claims against Akon for quantum meruit, fraud and violation of Ohio's Deceptive Trade Practices Act for its purchase and use of Victory Packaging's product under Sanar's name. Akon failed to respond to the Company's third party complaint against it so a default judgment is currently being prepared for filing with the court. On July 12, 2001, a settlement for a minimal amount was negotiated with Victory.

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

   In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. The Company is not a party to any litigation or governmental proceeding which its management or legal representatives believe could result in any judgments or fines against it that would have a material adverse effect or impact in the Company's financial position, liquidity or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

   The Company's Common Stock has been quoted on the Nasdaq Over-The-Counter Bulletin Board Market under the symbol "OPCO" since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over the counter market represent prices between securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                      Quarter Ended      High       Low
                      -------------     -------   -------
                      December 31, 2001   $1.00     $1.00

   As of March 1, 2002, the Company had approximately 209 holders of record of Common Stock.

   Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after payment of any accrued dividends on Preferred Stock. The Company has never paid any cash dividends nor does it intend, in the foreseeable future, to make any cash distributions to its Common Stockholders as dividends. The Company can not currently distribute cash dividends with out violating its loan agreement with its bank.

   There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

   During the last two years, the Company has sold the following securities without registering them under the Securities Act of 1933, as amended (the "Securities Act").

   In January 2000 the Company issued 40,000 warrants to a director, Greg Johnson, as payment for consulting services he provided to the Company. The exercise was $1.00 per share and they expired on December 31, 2001. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of consulting services. No general advertisement or solicitation was conducted.

   In August 2000 the Company issued 37,500 warrants to Beachcraft Limited Partnership, an entity managed by director Dr. James McCourt. It also issued 25,000 warrants to director Joseph Aveni, and 50,000 warrants to Dr. Steven Tsengas. The warrants were issued in consideration for loans made by each director or officer to the Company. The exercise price is $1.25 per share and all such warrants expire on July 31, 2003. In accordance with the warrant anti-dilution provisions the number of warrants issued to Beachcraft L.P. has been adjusted to 38,202, to Mr. Aveni has been adjusted to 25,468 and to Dr. Tsengas has been adjusted to 50,938 and the exercise price for all of them has been adjusted to $1.227 as a result of dividends on Preferred Stock being paid in Common Stock. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to private transactions involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

   In August 2000 the Company issued 25,000 warrants at an exercise price of $1.25 per share to Dr. Gundumalla S. Goud in consideration for a loan he made to the Company. Subsequent to then the number of warrants has been adjusted to 25,468 and the exercise price has been adjusted to $1.227 a share in accordance with the warrant anti-dilution provisions. Dr. Goud has no relationship with the Company other than becoming a creditor as a result of the loan. The warrants were to expire on August 9, 2003, however, on November 15, 2001 the warrants were exercised by Dr. Goud. Also in August 2000 the Company issued 25,000 warrants at an exercise price of $1.25 per share to a shareholder, Over the Hill, Limited, in consideration for a loan it made to the Company. Subsequent to then the number of warrants has been adjusted to 25,468 and the exercise price has been adjusted to $1.227 in accordance with the warrant anti-dilution provisions. The warrants expire on August 28, 2003. These warrants were issued to Dr. Goud and Over the Hill, Limited in reliance upon
Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to private transactions involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

   In February 2001, August 2001 and February 2002 the Company issued a total of 112,500 warrants at an exercise price of $1.25 per share to Beachcraft Limited Partnership in consideration of loans made to the Company. Subsequent to these issuances the number of warrants and exercise price has been adjusted to 38,202 exercisable at $1.227 a share, 75,727 exercisable at $1.238 a share and 37,500 exercisable at $1.25 a share in accordance with the warrant anti-dilution provisions. The warrants all expire on July 31, 2003. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to private transactions involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

   In October 2001 the Company issued 14,136 warrants to directors, Joseph T. Aveni and Dr. James W. McCourt, as payment for directors fees provided to the Company. The exercise price is $1.238 per share and the warrants expire on October 1, 2005. The warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of director's services. No general advertisement or solicitation was conducted.

   In December 2001 the Company issued 6,000 warrants to an individual as partial payment for investor relation services provided to the Company. The individual has no relationship with the Company other than being a provider of services. The exercise price is $1.00 per share and the warrants expire on December 1, 2003. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of investor relations services. No general advertisement or solicitation was conducted.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing in 1998 and 1999. As discussed below and in Liquidity and Capital Resources on pages 11 and 12, the Company funded its operations with subordinated debt and net cash provided by operating activities during 2000 and 2001.

   In March of 2000, the Company issued 150,000 shares of Common Stock to Beach craft, L.P. upon the transfer and exercise of warrants held by DKKS, L.P. at an exercise price of $0.75 per share and used the cash proceeds of $112,500 for working capital purposes. Both of these entities are controlled by Dr. James McCourt, director and stockholder.

   Also in March of 2000, the Company issued 100,000 shares of Common Stock to Joseph T. Aveni, director and stockholder, upon the exercise of warrants at an exercise price $1.00 per share for cancellation of debt incurred in 1999 as consideration for the Common Stock.

   In July and August of 2000, the Company borrowed a total of $275,000 from Beachcraft, L.P. ($150,000), Joseph T. Aveni ($25,000), Dr. Steven Tsengas, officer, director and stockholder, ($50,000), Over the Hill, Ltd., stockholder, ($25,000), and Dr. Gundumalla Goud, non-affiliated individual, ($25,000). The note for $150,000 from Beachcraft, L.P., originally due in February 2001, has been extended and is due with accrued interest on August 1, 2002. The remaining notes, totaling $125,000, are all due on July 31, 2002, with interest payable quarterly. In addition, all of the above lenders received warrants, which expire in July and August of 2003, to purchase an aggregate total of 278,771 shares of Common Stock at an exercise prices ranging from $1.227 to $1.250 per share. All of these notes are subordinated to the bank debt and the notes regardless of due date can not be paid without bank approval except for the Over the Hill, Ltd. note.

   In July of 2001, the Company issued 50,471 shares of Common Stock to Joseph
T. Aveni upon the exercise of warrants at an exercise price of $0.743 per share for cancellation of accrued interest as consideration for the Common Stock.

   In November of 2001, the Company issued 25,468 shares of Common Stock to Dr. Gundumalla Goud upon the exercise of warrants at an exercise price of $1.227 per share for cancellation of debt ($25,000) and accrued interest ($301) and a cash payment ($5,949) as consideration for the Common Stock.

Results of Operations

  Year Ended December 31, 2001 (2001) Compared to Year Ended December 31, 2000
  (2000)

   Net revenue from continuing operations for 2001 was $5,365,335, an increase of 5 percent in revenue from continuing operations of $5,089,659 in 2000, consisting of sales of proprietary products for the retail pet business. This increase of $275,676 was primarily the result of approximately $1,010,000 in sales to new customers, including foreign customers, in 2001 who did not have sales in 2000. This increase was partially offset by a decrease in sales of approximately $696,000 to one of our major customers due to major new product introductions and promotions in 2000 that were not repeated in 2001 and a significant reduction in inventories by the same customer as a result of an improved distribution supply management system.

   While net revenue increased by 5 percent in 2001, cost of goods sold increased by 7 percent, from $3,675,651 in 2000 to $3,934,919 in 2001. This slightly higher increase in costs as compared to revenue was primarily due to variable and fixed warehouse costs and overhead costs increasing by 19 percent which is higher that the revenue increase while the cost of purchased products sold increased by 4 percent which is slightly lower than the percentage increase in revenue.

   As a result of the net revenue percentage increasing less than the cost of goods sold percentage, the Company's gross profit on sales increased at a lower percentage of 1 percent or $16,408 from $1,414,008 in 2000 to $1,430,416 in
2001.

   Selling, general and administrative expenses for 2001 were $1,207,468, a decrease of $51,458 under the $1,258,926 for 2000. The significant decreases were in advertising and marketing promotions of approximately $56,000, in accruals for professional services of approximately $37,000 and in commissions accrued for the Company's sales representatives of approximately $34,000 due to the increase in sales on which commissions are not paid and lower commission rates paid. These decreases were partially offset by the increases in salaries, payroll taxes and fringe benefits of approximately $58,000 due to additional employees in sales, marketing and administration in the first quarter of 2000 and the increases in compensation paid to employees and of approximately $18,000 in other selling and administrative expenses.

   Interest expense for 2001 was $150,332, an increase of 16 percent or $20,416 over the $129,916 in 2000. This increase was primarily due to the higher level of borrowings to finance the Company's increased inventories and purchases of molds for new products which was partially offset by the lower prime rate of interest charged under the bank line of credit in 2001 as compared to 2000.

   The income from continuing operations for 2001 was $93,770 as compared to $31,671 for 2000 or an increase of $62,099. This was as a result of the increase in net revenue of $275,676 being larger than the increase in the cost of goods sold of $259,268 making the gross profit on sales higher in 2001 by $16,408. Also the decreased costs for selling, general and administrative expenses of $51,458 and the increase in interest and other income of $14,649 were part of the improvement. These improvements were partially offset by the increase in interest expense of $20,416.

   The loss from operations of the discontinued subsidiary, Sanar, for 2000 was $55,138 which was the results of its operations up to the date of disposal as of March 31, 2000 when its assets were sold to Akon Plastic Enterprises, Inc. ("Akon"). Akon is not affiliated to the Company, nor any of its shareholders. Prior to the asset sale Akon was a going concern with its own plastic manufacturing operation. Operating results of Sanar for the year ended December 31, 2000 are shown separately in the accompanying consolidated statement of operations. Net revenue of the business of Sanar for the year was $560,412 excluding intercompany transactions. This amount is not included in net revenue in the accompanying consolidated statements of operations.

   As a result of the March 31st sale of the assets of Sanar to Akon and Akon's subsequent default on the purchase agreement, the Company recorded a loss on disposition of the discontinued subsidiary of $121,377 from the cash purchase price paid of $25,000, assets disposed of $603,727, liabilities extinguished of $753,698, and costs incurred of $296,348. After Akon's default at the end of September 2000 the lenders that were secured by the assets that were sold repossessed such assets and liquidated the assets to pay-off their loans. The Company accrued $247,453 (included in costs incurred above of $296,348) in the financial statements.

Liquidity and Capital Resources

   As of December 31, 2001, the Company had approximately $1,450,000 in principal amount of indebtedness (excluding $21,382 borrowed under capital lease obligations), consisting of: (i) approximately $795,000 aggregate principal balances under the line of credit agreement with a bank, which bear interest at the prime rate plus 1%; (ii) approximately $197,000 outstanding principal amount under the term loans with the SBA, which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; (iii) approximately $458,000 outstanding principal amount under notes payable to Beachcraft L.P., Dr. Steven Tsengas, Joseph T. Aveni, Over the Hill Ltd., and an equipment purchase obligation, which bear interest at 10% and are due as follows: $150,000 on February 1, 2002, which has been extended to August 1, 2002, to Beachcraft L.P., $200,000 on August 31, 2002 to Joseph T. Aveni and $100,000 on July 31, 2002 to Dr. Steven Tsengas, Joseph T. Aveni, and Over the Hill Ltd., plus accrued interest. The equipment purchase note for $8,000 is due in monthly payments of $478 including interest through September 2003. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

   When Akon claimed recission and defaulted on its agreement for the purchase of Sanar's assets, it discontinued its payments to Sanar for Sanar's loan obligations and there remained no continuing operations to meet Sanar's payment obligations on its bank loans and SBA loans. Akon had depleted the inventory and no going concern remained to generate income to make such payments. Therefore, as of October 2000 Sanar defaulted on its payment obligations. After discussion with the bank and SBA, the Company coordinated with the bank to facilitate the bank's repossession and sale of Sanar's remaining assets returned by Akon to the Company.

   The Company's bank sold the repossessed assets in mid-February 2001. The funds received were insufficient to completely satisfy the outstanding debt with the bank and SBA. The remaining monies owed to the Company's bank under the bank's term loan to Sanar was transferred, by mutual agreement of the bank and the Company, to the line of credit provided by the same bank for Virtu's operations. The bank loans to Sanar are now paid in full and no longer outstanding obligations. The Company has negotiated with the SBA to resume payment obligations beginning February 1, 2002 under the SBA loans. The bank line of credit to Virtu remains outstanding and is current.

   The Company's short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $180,000 in the fourth quarter of 2000 and $94,000 for the year ended 2001 but prior to that it was not profitable and therefore relied on cash from its financing activities to fund its operations. The Company at year end 2001 closed on a new line of credit facility with a bank for an increased line of credit. As a result, barring a loss in profitability that would affect its line of credit, the Company should be able to fund its operating cash requirements for 2002.

   The Company's capital lease payments were approximately $7,900 for 2001 and are estimated to be approximately $7,900 and $12,300 for the years ending December 31, 2002 and 2003, respectively, under current commitments. The company has no other material commitments for capital expenditures.

   A schedule of the Company's contractual obligations as of December 31, 2001 is as follows:

                                                 Payments Due By Period
                                   --------------------------------------------------
                                              Less than 1                      After
Contractual Obligation               Total       year     1-3 years 4-5 years 5 years
----------------------             ---------- ----------- --------- --------- -------
Long-Term Debt.................... $1,449,820 $1,295,728  $115,607   $38,485   $-0-
Capital Lease Obligations.........     24,334      7,944    16,390       -0-    -0-
Operating Leases..................    221,006    152,178    68,828       -0-    -0-
                                   ---------- ----------  --------   -------   ----
Total Contractual Cash Obligations $1,695,160 $1,455,850  $200,825   $38,485   $-0-
                                   ========== ==========  ========   =======   ====

   Net cash provided by operating activities for the year ended December 31, 2001 was $368,831. Cash was provided by the net income for the year of $298,566, including the non-cash charges for depreciation of $191,884 and amortization of $12,912. Cash was also provided by the net change of $70,265 in the Company's operating assets and liabilities, consisting of decreases in accounts receivable of $334,953, in inventories of $23,166 and in deposits of $10,194, which were partially offset by an increases in prepaid expenses of $92,159 and in patent costs of $68,019 and decreases in accounts payable of $90,949 and in accrued expenses of $46,921.

   Net cash provided by investing activities for the year ended December 31, 2001 was $95,472 with the proceeds from disposal of property and equipment providing $375,000 and the acquisition of property and equipment using $279,428. Net cash used in financing activities for the year was $437,151 for the principal payments on long-term debt, notes payable, repayments under the line of credit, and capital lease obligations reduced by the borrowing for the equipment note and cash proceeds from the exercise of warrants.

   Net cash used in operating activities for the year ended December 31, 2000 was $829,208. Included in this amount cash was used for the net change of $1,025,703 in the Company's operating assets and liabilities, consisting primarily of increases in accounts receivable of $432,949 and in inventories of $1,070,238, which was partially offset by an increase in accounts payable of $499,166. Cash was provided by the net income for the year of $196,495, including the non-cash charges for depreciation of $208,910 and amortization of $11,052.

   Net cash used in investing activities for the year ended December 31, 2000 was $175,422 for the acquisition of property and equipment of $196,434 reduced by the proceeds from disposition of the discontinued subsidiary of $21,012. Net cash provided by financing activities for the year was $942,266. Of this amount, $595,562 was borrowed under the lines of credit, $315,000 was borrowed from Beachcraft L.P., Dr. Tsengas, Mr. Aveni, Over the Hill, Ltd., and Dr. Goud, and $112,500 was received from the issuance of Common Stock upon the exercise of warrants. This cash provided was offset by $80,796 in payments of debt and capital lease obligations including a repayment of $30,000 towards $40,000 previously borrowed from Dr. Tsengas.

Item 7.  Financial Statements

   The financial statements of OurPet's Company as of December 31, 2001 and 2000, and for the years then ended together with the Independent Accountant's Report are included in this Form 10-KSB on the pages indicated below.

                                                            Page No.
                                                            --------
            Independent Accountant's Report................    13
            Consolidated Balance Sheets....................    14
            Consolidated Statements of Operations..........    15
            Consolidated Statements of Stockholders' Equity    16
            Consolidated Statements of Cash Flows..........    17
            Notes to Consolidated Financial Statements.....    18

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors
OurPet's Company and Subsidiaries

   We have audited the accompanying consolidated balance sheets of OurPet's Company and Subsidiaries, a Colorado corporation, as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the accompanying balance sheets presents fairly, in all material respects, the consolidated financial position of OurPet's Company and Subsidiaries as of December 31, 2001 and December 31, 2000, and the consolidated results of their operations and cash flows for the years ended December 31, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          S. R. SNODGRASS, A. C.
                                          Certified Public Accountants

Mentor, Ohio
January 24, 2002

                       OURPET'S COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31, December 31,
                                                                                    2001         2000
                                                                                ------------ ------------
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents................................................... $    73,212  $    45,960
   Accounts receivable--trade, less allowance for doubtful accounts of $12,554
     and $15,389...............................................................     608,819      943,772
   Inventories.................................................................   1,820,608    1,843,774
   Prepaid expenses............................................................      73,588       75,620
                                                                                -----------  -----------
       Total current assets....................................................   2,576,227    2,909,126
                                                                                -----------  -----------
PROPERTY AND EQUIPMENT
   Furniture and fixtures......................................................     109,222       88,161
   Leasehold improvements......................................................      22,443       22,443
   Tooling.....................................................................   1,301,004    1,121,084
   Property held under capital leases..........................................      35,520       35,520
   Construction in progress....................................................      54,323       25,340
                                                                                -----------  -----------
       Total...................................................................   1,522,512    1,292,548
   Less accumulated depreciation...............................................     565,828      413,510
                                                                                -----------  -----------
       Net property and equipment..............................................     956,684      879,038
                                                                                -----------  -----------
OTHER ASSETS
   Property and equipment held for sale at estimated disposal value............          --      375,000
   Deposits and other assets...................................................         145          441
   Loan acquisition costs, less amortization of $11,461........................          --        5,191
   Patents, less amortization of $18,867 and $11,146...........................     122,868       62,570
                                                                                -----------  -----------
       Total other assets......................................................     123,013      443,202
                                                                                -----------  -----------
       Total assets............................................................ $ 3,655,924  $ 4,231,366
                                                                                ===========  ===========
                                 LIABILITIES
CURRENT LIABILITIES
   Notes payable............................................................... $ 1,244,653  $ 1,252,453
   Current maturities of long-term debt........................................      51,075      542,993
   Current portion of capital lease obligations................................       6,011        5,417
   Accounts payable--trade.....................................................     733,505      824,454
   Accrued expenses............................................................     120,570      197,349
                                                                                -----------  -----------
       Total current liabilities...............................................   2,155,814    2,822,666
                                                                                -----------  -----------
LONG-TERM DEBT
   Long-term debt--less current portion above..................................     154,092      125,000
   Capital lease obligations--less current portion above.......................      15,371       21,382
                                                                                -----------  -----------
       Total long-term debt....................................................     169,463      146,382
                                                                                -----------  -----------
       Total liabilities.......................................................   2,325,277    2,969,048
                                                                                -----------  -----------
                             STOCKHOLDERS' EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and
  outstanding 10,895,626 and 10,644,687 shares.................................   2,452,696    2,215,460
CONVERTIBLE PREFERRED STOCK, no par value; authorized 5,000,000 shares,
  issued and outstanding 92,500 and 100,000 shares.............................     844,664      913,150
PAID-IN CAPITAL................................................................     203,716      397,907
ACCUMULATED DEFICIT............................................................  (2,170,429)  (2,264,199)
                                                                                -----------  -----------
       Total stockholders' equity..............................................   1,330,647    1,262,318
                                                                                -----------  -----------
       Total liabilities and stockholders' equity.............................. $ 3,655,924  $ 4,231,366
                                                                                ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Year Ended
                                                                  December 31,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Net revenue................................................ $ 5,365,335  $ 5,089,659
Cost of goods sold.........................................   3,934,919    3,675,651
                                                            -----------  -----------
Gross profit on sales......................................   1,430,416    1,414,008
Selling, general and administrative expenses...............   1,207,468    1,258,926
                                                            -----------  -----------
Income from operations.....................................     222,948      155,082
Interest and other income..................................      21,154        6,505
Interest expense...........................................    (150,332)    (129,916)
                                                            -----------  -----------
Income from continuing operations..........................      93,770       31,671
Loss from operations of discontinued subsidiary............          --      (55,138)
Loss on disposition of discontinued subsidiary.............          --     (121,377)
                                                            -----------  -----------
Net income (loss).......................................... $    93,770  $ (144,844)
                                                            ===========  ===========

Basic Income (Loss) Per Common Share After Dividend
  Requirements For Preferred Stock:
   Income (loss) from continuing operations................ $        --  $     (0.01)
   Loss from operations of discontinued subsidiary.........          --           --
   Loss on disposition of discontinued subsidiary..........          --        (0.01)
                                                            -----------  -----------
   Net income (loss)....................................... $        --  $     (0.02)
                                                            ===========  ===========
Weighted average number of common shares outstanding.......  10,697,212   10,510,944
                                                            ===========  ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2001 and December 31, 2000

                                    Preferred Stock       Common Stock
                                  ------------------  ---------------------
                                                                                                         Total
                                  Number of           Number of              Paid-In   Accumulated   Stockholders'
                                   Shares    Amount    Shares      Amount    Capital     Deficit        Equity
                                  --------- --------  ---------- ---------- ---------  ------------  -------------
Balance at January 1, 2000.......  100,000  $913,150  10,294,687 $1,902,960 $ 497,907  $(2,119,355)   $1,194,662
Common Stock issued in exchange
 for cancellation of debt........       --        --     100,000    100,000        --            --      100,000
Common Stock issued for cash.....       --        --     150,000    112,500        --            --      112,500
Common Stock issued in payment of
 Preferred Stock dividend........       --        --     100,000    100,000  (100,000)           --           --
Net loss for the year............       --        --          --         --        --      (144,844)    (144,844)
                                   -------  --------  ---------- ---------- ---------  ------------   ----------
Balance at December 31, 2000.....  100,000   913,150  10,644,687  2,215,460   397,907    (2,264,199)   1,262,318
Common Stock issued in exchange
 for cancellation of accrued
 interest........................       --        --      50,471     37,500        --            --       37,500
Common Stock issued in payment of
 Preferred Stock dividend........       --        --     100,000    100,000  (100,000)           --           --
Preferred Stock converted into
 Common Stock....................   (7,500)  (68,486)     75,000     68,486        --            --           --
Common Stock issued in exchange
 for cancellation of debt and
 accrued interest and for cash          --        --      25,468     31,250        --            --       31,250
Common Stock registration costs..       --        --          --         --   (94,191)           --      (94,191)
Net income for the year..........       --        --          --         --        --        93,770       93,770
                                   -------  --------  ---------- ---------- ---------  ------------   ----------
Balance at December 31, 2001.....   92,500  $844,664  10,895,626 $2,452,696 $ 203,716  $(2,170,429)   $1,330,647
                                   =======  ========  ========== ========== =========  ============   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                    December 31,
                                                                               ----------------------
                                                                                 2001        2000
                                                                               ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Income from continuing operations............................................ $  93,770  $    31,671
 Loss from discontinued operations............................................        --      (55,138)
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation expense.......................................................   191,884      208,910
   Amortization expense.......................................................    12,912       11,052
   (Increase) decrease in assets:
     Accounts receivable-trade................................................   334,953     (432,949)
     Inventories..............................................................    23,166   (1,070,238)
     Prepaid expenses.........................................................   (92,159)     (41,217)
     Patent costs.............................................................   (68,019)     (18,986)
     Deposits and other assets................................................    10,194       27,142
   Increase (decrease) in liabilities:
     Accounts payable-trade...................................................   (90,949)     499,166
     Accrued expenses.........................................................   (46,921)      11,379
                                                                               ---------  -----------
       Net cash provided by (used in) operating activities....................   368,831     (829,208)
                                                                               ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment........................................  (279,428)    (196,434)
 Proceeds from disposal of property and equipment.............................   375,000           --
 Proceeds from disposition of discontinued subsidiary.........................        --       21,012
                                                                               ---------  -----------
       Net cash provided by (used in) investing activities....................    95,572     (175,422)
                                                                               ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt.........................................  (339,098)     (42,113)
 Issuance of notes payable to shareholders....................................        --      315,000
 Payment of notes payable to shareholders.....................................   (10,000)     (30,000)
 Issuance (payment) of notes payable to banks.................................   (97,800)     595,562
 Issuance of note payable.....................................................     9,215           --
 Principal payments under capital lease obligations...........................    (5,417)      (8,683)
 Issuance of Common Stock, net of cancellation of note payable................     5,949      112,500
                                                                               ---------  -----------
       Net cash provided by (used in) financing activities....................  (437,151)     942,266
                                                                               ---------  -----------
       Net increase (decrease) in cash........................................    27,252      (62,364)
CASH AT BEGINNING OF YEAR.....................................................    45,960      108,324
                                                                               ---------  -----------
CASH AT END OF YEAR........................................................... $  73,212  $    45,960
                                                                               =========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid................................................................ $ 126,998  $   132,086
                                                                               =========  ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
 Common Stock issued in payment of Preferred Stock dividend................... $ 100,000  $   100,000
                                                                               =========  ===========
 Preferred Stock converted into Common Stock.................................. $  68,486  $        --
                                                                               =========  ===========
 Notes payable and accrued interest converted into Common Stock............... $  62,801  $   100,000
                                                                               =========  ===========
 Reclassification of property and equipment to property and
   equipment held for sale.................................................... $      --  $   375,000
                                                                               =========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       OURPET'S COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Policies

   Organization and Nature of Operations--OurPet's Company (the "Company") management originally founded Napro, Inc. ("Napro"), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. On April 30, 1993, Napro acquired the assets of a small blow molding business, Gorman Plastics, which has been accounted for as a purchase. In February 1996 Napro placed these assets in a newly formed wholly owned Ohio subsidiary, Sanar Manufacturing Company ("Sanar"). Also in February 1996 Napro formed another wholly owned Ohio subsidiary, Virtu Company ("Virtu"), to market proprietary products to the retail pet business under the OurPet's label. Napro then changed its name to OurPet's Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. ("Manticus") obtained all of the outstanding shares of OurPet's Company in exchange for 8,000,000 shares of common stock of Manticus in a transaction accounted for as a pooling of interests. After the transaction, the holders of the former OurPet's shares owned approximately 89% of the shares of Manticus, resulting in a reverse takeover. On October 12, 1998, Manticus changed its name to OurPet's Company. After the merger, management of the former OurPet's Company continued to manage the new OurPet's Company.

   Sanar manufactured custom blow molded products for customers in the lawn equipment, toy, medical accessory and automotive industries in addition to producing some of Virtu's proprietary products. Virtu develops and markets products for improving the health, safety, comfort and enjoyment of dogs, cats, birds and other small pets.

   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and both of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Policy of Cash Equivalents--For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

   Inventory--Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2001 and December 31, 2000 consist of:

                                               2001       2000
                                            ---------- ----------
                  Finished goods........... $1,518,905 $1,602,976
                  Components and packaging.    301,703    240,798
                                            ---------- ----------
                      Total................ $1,820,608 $1,843,774
                                            ========== ==========

                       OURPET'S COMPANY AND SUBSIDIARIES

Summary of Significant Accounting Policies (Continued)

   All inventories are pledged as collateral for bank and small business administration loans.

   Impairments--Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

   Property and Equipment--Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of assets under capital leases and leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

    Furniture and fixtures..................................... 3 to 7 years
    Leasehold improvements.....................................   39 years
    Tooling.................................................... 3 to 7 years
    Property held under capital lease.......................... 5 to 7 years

   All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2001 and December 31, 2000 was $ 191,884 and $ 208,910, respectively.

   As of March 31, 2000, the Company sold the property and equipment of Sanar as part of the sale of its business. When the purchaser renounced and breached the contract on September 29, 2000 and ceased its operations, the property and equipment were returned to the Company. Since these idle assets are subject to a first lien by the secured creditors, the Company and the lenders decided to dispose of all of these idle assets, the lenders repossessed the assets and sold them in February, 2001. Pursuant to FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company has adjusted these assets to their net realizable value resulting in a disposal value of $ 375,000, which has been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2000.

   Loan Acquisition Costs--Loan acquisition costs were being amortized on the straight-line method over the term of the respective loans.

   Patents--Virtu has filed for patents for its proprietary products. The costs incurred have been capitalized and are being amortized over 15 years. All patents are pledged as collateral for bank loans.

   Revenue Recognition--With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet's brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

   For the year ended December 31, 2001, 43.1% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,210,690 and $ 1,138,288, which represents 22.2% and 20.9% of total revenue, respectively.

   For the year ended December 31, 2000, 57.4% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,906,435 and $ 1,004,790, which represents 37.6% and 19.8% of total revenue, respectively.

                       OURPET'S COMPANY AND SUBSIDIARIES

Summary of Significant Accounting Policies (Continued)

   Research and Development Costs--Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2001 and December 31, 2000 was $ 44,769 and $ 60,398, respectively.

   Advertising Costs--Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2001 and December 31, 2000 was $ 57,102 and $105,876, respectively.

   Net Loss Per Common Share--Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common shares outstanding during the year. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 669,500 stock options, 2,354,444 warrants and 925,000 shares underlying the Preferred Stock at December 31, 2001.

   Fair Value of Financial Instruments--Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

   Income Taxes--Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                       OURPET'S COMPANY AND SUBSIDIARIES

Notes Payable and Long-term Debt

                                                                                           December 31,
                                                                                       ---------------------
                                                                                          2001       2000
                                                                                       ---------- ----------
Revolving note payable--Bank, under line of credit facility of up to $1,500,000 with interest at prime plus 1% (5.75% at December 31, 2001). The note is secured by accounts receivable, equipment, inventory, trademark, patents and the personal
  guarantee of certain stockholders................................................... $  794,653 $       --
Notes payable--Bank, open $1,500,000 lines of credit with interest at prime rate plus 2% (11.5% at December 31, 2000). These notes were secured by inventory, equipment, receivables, trademarks, patents and the personal guarantee of a
  stockholder.........................................................................         --    892,453
Note payable--Small Business Administration $270,000 in 1993, due in monthly installments of $3,121 through January 1, 2005 including interest at 5.244%. This note is secured by accounts receivable, inventory, property and equipment, and the
  personal guarantee of certain stockholders..........................................     99,644    101,699
Note payable--Small Business Administration, bridge note increased to $175,000 in
  1995, due in monthly installments of $2,180 through July 1, 2006 including interest at 6.999%. This note is secured by various equipment purchases, and the personal
  guarantee of certain stockholders...................................................     97,560    100,044
Note payable--Bank, $525,000 in 1998 due in 35 monthly payments of $8,750 through October 1, 2001 and a final payment of $218,750 on November 1, 2001, plus interest at prime plus 2.25% (11.75% at December 31, 2000). This note was
  secured by a blanket lien on all assets and the personal guarantee of a stockholder.         --    341,250
Note payable--director, due on August 31, 2002, interest at 10% payable at maturity.
  This note is subordinated to the bank loans.........................................    200,000    200,000
Note payable--director and shareholder, due on February 1, 2002. Interest at 10%
  payable at maturity. This note is subordinated to the bank loans....................    150,000    150,000
Notes payable--officer, directors, shareholders and investors, due on July 31, 2002.
  Interest is payable quarterly at 10%. These notes are subordinated to the bank
  loans...............................................................................    100,000    125,000
Installment note payable--due in 24 monthly payments of $478 including interest
  through September 8, 2003...........................................................      7,963         --
Note payable--officer, director and shareholder, payable on demand. Interest at 10%
  payable at maturity. This note was subordinated to the bank loans...................         --     10,000
                                                                                       ---------- ----------
                                                                                        1,449,820  1,920,446
Less current portion of long-term debt................................................  1,295,728  1,795,446
                                                                                       ---------- ----------
                                                                                       $  154,092 $  125,000
                                                                                       ========== ==========

                       OURPET'S COMPANY AND SUBSIDIARIES

Notes Payable and Long -term Debt (Contined)

   Future maturities of long-term debt are as follows:

                      Year Ending December 31,   Amount
                      ------------------------ ----------
                                2002.......... $1,295,728
                                2003..........     58,091
                                2004..........     57,517
                                2005..........     24,940
                                2006..........     13,544
                                               ----------
                                               $1,449,820
                                               ==========

   The Company was in violation of certain loan covenants and was in default in payment of principal and interest related to the Small Business Administration (the "SBA") debt included above, and as a result, all of the SBA debt was classified as a current liability at December 31, 2000. The Company has negotiated with the SBA to resume payment obligations beginning February 1, 2002 under the SBA loans and as a result the SBA debt is classified as current and long-term liabilities according to its repayment terms at December 31, 2001. See "Discontinued Operations" on Page 28 of the Notes to Consolidated Financial Statements.

   The bank and small business administration loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lenders to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock;
(iii) exceed $300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $1,300,000.

   On February 1, 1999, the Company borrowed $100,000 from a director and stockholder of the Company for working capital purposes at an annual interest rate of 10% and it was due on August 1, 2000. In addition, the lender received 50,471 warrants for the purchase of Common Stock at $0.743 per share. The note and accrued interest were paid on March 21, 2000 with the principal amount of $100,000 being converted into 100,000 shares of Common Stock upon the exercise of 100,000 warrants.

   On September 1, 1999, the Company borrowed $200,000 from the same director and stockholder of the Company for working capital purposes at an annual interest rate of 10% and is due on August 31, 2002. In addition, the lender received 100,000 warrants for the purchase of Common Stock at $1.00 per share.

   In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $150,000 is due with accrued interest on February 1, 2002 and the other notes for $100,000 are due on July 31, 2002 with interest payable quarterly. In addition, the lenders received 165,544 and 75,727 warrants for the purchase of Common Stock at $1.227 and $1.238 per share, respectively. One of the notes for $25,000 and accrued interest and a cash payment totaling $6,250 was paid on November 15, 2001 by conversion into 25,468 shares of Common Stock upon the exercise of 25,468 warrants.

   In October of 2000, the Company borrowed $40,000 from an officer for working capital purposes. This note was due on demand and had an annual interest rate of 10%. The Company repaid $30,000 on the note in 2000 and the balance in 2001.

                       OURPET'S COMPANY AND SUBSIDIARIES

Related Party Transactions

   The Company leases warehouse and office facilities from a related entity, Senk Properties. Current monthly rentals are $11,553 with annual increases of approximately 3% plus real estate taxes. The initial term of the lease was for five years ending on May 31, 1998 and it has been extended for an additional five year term, with the possibility of four additional extensions of five years each. Lease expense for the year ended December 31, 2001 and the year ended December 31, 2000, net of amounts received from a sublease for six months, was $145,311 and $83,903, respectively.

Capital Stock

   From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred is convertible into ten shares of Common Stock at a conversion price of $1.00 per share. The Company may redeem the preferred shares at $10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend. The Company accepted $965,000 in cash and cancellation of debt owed to two stockholders of the Company in the amount of $35,000 as consideration for the sale of the Preferred. The Company paid brokers or dealers a cash sales commission of 8% and issued them warrants, which expire on October 31, 2004, to purchase 78,629 shares of Common Stock at an exercise price of $1.08 per share.

   In March of 2000, the Company issued 250,000 shares of Common Stock upon the exercise of 150,000 warrants at an exercise price of $0.75 per share in cash and 100,000 warrants at an exercise price of $1.00 per share for cancellation of debt as consideration for the Common Stock. In July of 2001, the Company issued 50,471 shares of Common Stock upon the exercise of 50,471 warrants at an exercise price of $0.743 per share for cancellation of accrued interest as consideration for the Common Stock. These transactions were with two significant directors and stockholders of the Company.

   In November of 2001, the Company issued 25,468 shares of Common Stock upon the exercise of 25,468 warrants at an exercise price of $1.227 per share for cancellation of debt and accrued interest of $25,301 and payment in cash of $5,949 as consideration for the Common Stock. This transaction was with an investor with whom the Company had borrowed the debt in August, 2000.

Paid-In Capital

   During 2001, the Company completed the filing of Form 10-SB for the registration of its Common Stock under section 12(g) of the securities exchange act of 1934 and charged paid-in capital $94,191 for the costs incurred in connection with the registration for legal fees, accounting services and financial printers.

                       OURPET'S COMPANY AND SUBSIDIARIES

Warrants

   At December 31, 2001, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

                                              Number   Exercise Expiration
                                             of Shares  Price      Date
                                             --------- -------- ----------
1998 Private Placement:
   Subscribers.............................. 1,249,624 $ 1.472  April 30, 2002
   Brokers or dealers.......................   115,447   0.809  April 30, 2002
   Lenders' financing.......................   129,925   0.736  April 30, 2002
   Others...................................    35,715   0.490  April 30, 2002
1999 Private Placement to brokers or dealers    78,629   1.080  October 31, 2004
1999 Issuance to related parties............   509,165   0.982  December 14, 2004
2000 Notes payable to Directors and Officer.   114,608   1.227  July 31, 2003
2000 Note payable to investor...............    25,468   1.227  August 28, 2003
2001 Note payable to director...............    75,727   1.238  July 31, 2003
2001 Directors for fees.....................    14,136   1.238  October 1, 2005
2001 Payment for services...................     6,000   1.000  December 1, 2003
                                             ---------
       Total................................ 2,354,444
                                             =========

   The 1,249,624 warrants issued to subscribers in the 1998 private placement may be redeemed by the Company on thirty days notice at a redemption price of $0.01 per warrant share, at such time as the common shares are trading on a public exchange at a closing bid price (or the last sale price) of $3.00 or above for a period of ten consecutive business days. The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends in 2001 and 2000.

Stock Options

   On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. This Plan replaced the prior plan and provided that the options previously granted to key employees would be exchanged for options with substantially similar terms. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 850,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company's Common Stock on the date of grant.

                       OURPET'S COMPANY AND SUBSIDIARIES

Stock Options (Continued)

   The following table summarizes the activity in options under the Plan:

                                            Number   Weighted Average
                                           of Shares  Exercise Price
                                           --------- ----------------
          Outstanding at January 1, 2000..  600,000       $ .78
             Granted......................  117,500        1.11
             Exercised....................       --          --
             Forfeited....................  149,000         .86
                                            -------
          Outstanding at December 31, 2000  568,500         .85
             Granted......................  101,500        1.25
             Exercised....................       --          --
             Forfeited....................      500        1.25
                                            -------
          Outstanding at December 31, 2001  669,500         .91
                                            =======

   The following table summarizes options outstanding at December 31, 2001:

                               Options Outstanding      Options Exercisable
                           ---------------------------- --------------------
                                             Weighted
                                              Average               Weighted
                                             Remaining              Average
                 Number    Weighted Average Contractual   Number    Exercise
   Range       Outstanding  Exercise Price     Life     Exercisable  Price
   -----       ----------- ---------------- ----------- ----------- --------
   $0.75-$1.25   669,500        $0.91        3.4 Years    151,665    $0.80

   There were 151,665 and no options exercisable at December 31, 2001 and December 31, 2000, respectively.

   The Company adopted Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued. The statement established a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", but requires disclosure of pro forma net income and earnings per share as if the Company had applied the new method.

   The Company has elected to follow APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense has been recognized with respect to the options granted to employees under the stock option plan. Had compensation expense been determined on the basis of fair value pursuant to Statement No. 123, the Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 33.3%, and a risk-free interest rate of 6%.

                       OURPET'S COMPANY AND SUBSIDIARIES

Stock Options (Continued)

   For purposes of pro forma disclosures, the estimated fair value of the options granted in 2001, 2000 and 1999 is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2001, 2000 and 1999 were $0.16, $0.28 and $0.26, respectively. The Company's pro forma information follows:

                                                Year Ended December 31,
                                                ----------------------
                                                   2001         2000
                                                 --------    ---------
           Net loss applicable to Common Stock:
              As reported...................... $ (4,977)    $(244,844)
              Pro forma........................  (48,534)     (284,161)
           Basic Loss per Common Share:
              As reported......................    (0.00)        (0.02)
              Pro forma........................    (0.00)        (0.03)

Capital Leases

   The Company is the lessee of equipment under capital leases expiring in various years through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized on a straight-line basis over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended December 31, 2001 and December 31, 2000 was $6,050 and $10,015, respectively.

   A summary of property held under capital leases, included in property, plant and equipment, is as follows as of December 31, 2001 and December 31, 2000:

                                                2001      2000
                                              --------  --------
               Office equipment.............. $ 17,077  $ 17,077
               Warehouse equipment...........   18,443    18,443
                                              --------  --------
                                                35,520    35,520
               Less: accumulated amortization  (17,435)  (11,385)
                                              --------  --------
                  Total...................... $ 18,085  $ 24,135
                                              ========  ========

      Minimum future lease payments under operating leases, together with the present value of the net minimum lease payments for capitalized leases as of December 31, 2001 are as follows:

                                                     Capitalized Operating
                                                       Leases     Leases
                                                     ----------- ---------
     2002...........................................   $ 7,944   $152,178
     2003...........................................    12,276     65,906
     2004...........................................     4,114      2,922
     2005...........................................        --         --
     2006...........................................        --         --
                                                       -------   --------
        Total minimum lease payments................    24,334   $221,006
                                                                 ========
     Less: Amount representing interest.............    (2,952)
                                                       -------
        Present value of net minimum lease payments.   $21,382
                                                       =======

                       OURPET'S COMPANY AND SUBSIDIARIES

Capital Leases (Continued)

   Interest rates on capitalized leases vary from 9.7% to 11.9% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

   Total rent expense of the Company for the years ended December 31, 2001 and December 31, 2000 was $151,665 and $167,938, respectively.

Income Taxes

   There was an income tax benefit of $32,880 from use of an operating loss carryforward by the Company for the year ended December 31, 2001. There was no income tax expense for the Company for the year ended December 31, 2000.

   Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2001 and December 31, 2000:

                                                           2001      2000
   -                                                     --------  --------
   Income tax expense/benefit based on US statutory rate $ 32,880  $(46,930)
   Current period change in the valuation allowance..... (32,880)    46,930
                                                         --------  --------
   Provision for income taxes........................... $     --  $     --
                                                         ========  ========

   The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31,
                                               --------------------
                                                 2001       2000
                                               ---------  ---------
           Deferred tax assets:
              Net operating loss carryforward. $ 588,680  $ 621,560
              Valuation allowances............  (588,680)  (621,560)
                                               ---------  ---------
           Net deferred tax assets............ $      --  $      --
                                               =========  =========

   The Company's valuation allowance decreased by approximately $32,880 for the year ended December 31, 2001, which represents the effect of net operating income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

   The Company has available at December 31, 2001, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                                Amount of Unused Expiration
                                 Operating Loss  During Year
                   Year of Loss  Carryforwards     Ending
                   ------------ ---------------- -----------
                       1995....    $  277,304       2010
                       1996....       259,811       2011
                       1997....       464,680       2012
                       1998....       150,362       2018
                       1999....       438,086       2019
                       2000....       141,177       2020
                                   ----------
                                   $1,731,420
                                   ==========

                       OURPET'S COMPANY AND SUBSIDIARIES

Litigation

   In May 2000, the Company commenced litigation in the Cuyahoga County Common Pleas Court, State of Ohio, against a mold supplier and its related entities. The Company alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty, which caused damages in excess of $125,000. One of the Defendants filed a counterclaim against the Company for breach of contract for $38,600 in damages. The case is currently in the discovery stage. Until further discovery is completed, the Company cannot predict the likely outcome of this action.

   In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigations. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

Discontinued Operations

   On December 4, 1999, the Company adopted a formal plan to sell the business of its subsidiary, Sanar Manufacturing Company ("Sanar"). As of March 31, 2000, the Company sold the assets of Sanar. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and the assumption of notes payable, long-term debt, and accounts payable. The closing was escrowed pending the purchaser's refinancing of the long-term debt. The selling price was $100,000 in the form of cash and notes. The purchaser failed to obtain refinancing of the long-term debt and notified the Company on September 29, 2000 of its intent to rescind the agreement and to wind down its operations and go out of business.

   As a result of the purchaser renouncing and breaching the contract, the remaining assets of Sanar, which were subject to a first lien by the secured creditors, were returned to the Company on September 29, 2000. After discussion with the bank and SBA, the Company coordinated with the bank to facilitate the bank's repossession and sale of Sanar's remaining assets returned by the purchaser to the Company.

   The Company's bank sold the repossessed assets in mid-February 2001. The funds received were insufficient to completely satisfy the outstanding debt with the bank and SBA. The remaining moneys owed to the Company's bank under the bank's term loan to Sanar was transferred, by mutual agreement of the bank and the Company, to the line of credit provided by the same bank for Virtu's operations. The bank loans to Sanar are now paid in full and no longer outstanding obligations. The Company has negotiated with the SBA to assume Sanar's payment obligations under the SBA loans.

   Operating results of the business of Sanar for the year ended December 31, 2000 are shown separately in the accompanying consolidated statements of operations.

   Net revenue of the business of Sanar for the year ended December 31, 2000 was $560,412 excluding intercompany transactions. This amount is not included in net revenue in the accompanying consolidated statements of operations.

   Net assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

   Assets of the business of Sanar that were sold consisted of the following at their face amounts at March 31, 2000:

                       Accounts receivable... $  262,620
                       Inventories...........    246,525
                       Property and equipment    695,925
                                              ----------
                          Total assets....... $1,205,070
                                              ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   During the company's two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, the Company's principal independent accountant or a significant subsidiary's independent accountant.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
       the Exchange Act.

   The members of the Board of Directors of the Company are Joseph T. Aveni, Dr. James W. McCourt, and Dr. Steven Tsengas.

   The Executive Officers of the Company are:

   Dr. Steven Tsengas.... Chairman, President and Chief Executive Officer.
                          His son also serves as Vice President of Operations
                          and Secretary.
   Konstantine S. Tsengas Vice President of Operations and Secretary. His
                          father also serves as Chairman, President and Chief
                          Executive Officer.
   Glenn R. Godley....... Executive Vice President of Marketing/Sales
   John G. Murchie....... Treasurer and Controller

   The name, business address, present principal occupation or employment and five (5) year employment history of each of the directors and executive officers of the Company are set forth below. All such individuals are citizens of the United States unless otherwise indicated.

                                          Position(s) with the Company;
                                       Principal occupation or Employment;
Name, Age and Business Address           Five(5) Year Employment History
------------------------------ ----------------------------------------------------
 Joseph T. Aveni(70).......... Mr. Aveni was elected to the Company's Board of
   6000 Rockside Woods Blvd.   Directors in November 1998. Mr. Aveni has been the
   Suite 220                   Chairman and Chief Executive Officer of Realty One
   Cleveland, OH 44131-2350    since 1990 and serves on the Board of Directors of
                               the Cleveland Ballet and the Greater Cleveland
                               Growth Association.

 Dr. James W. McCourt(61)..... Dr. McCourt was elected to the Company's Board of
   PO Box 280                  Directors in December 1999. Dr. McCourt retired in
   Cookville, TX 75558         1998 from his dentistry practice in Harlingen, Texas
                               which he operated from 1995 to 1998 and has not
                               participated in any business activity since his
                               retirement.

 Dr. Steven Tsengas(64)....... Dr. Tsengas has served on the Company's Board of
   1300 East Street            Directors since the merger in 1998 and also was a
  Fairport Harbor, OH 44077    director of the predecessor company since it was
                               incorporated in 1985. Dr. Tsengas has also been
                               Chairman, President and Chief Executive Officer of
                               the Company for the same period of time. Dr.
                               Tsengas received his BS in Industrial Engineering
                               from the State of New York University at Buffalo,
                               his MS in Business from the University of Rochester,
                               W. Simon Graduate School of Management, and his
                               Ph.D. degree in Natural Health from Clayton College
                               of Natural Health.

                                          Position(s) with the Company;
                                       Principal occupation or Employment;
Name, Age and Business Address           Five(5) Year Employment History
------------------------------ ----------------------------------------------------
 Konstantine S. Tsengas(37)... Mr. Tsengas has been Vice President of Operations
   1300 East Street            and Secretary of the Company since the merger in
  Fairport Harbor, OH 44077    1998 and served in the same capacities with the
                               predecessor company since 1995. Mr. Tsengas
                               received his BS in Industrial Engineering from the
                               University of Toledo and has completed graduate
                               level courses in marketing and organizational
                               behavior at Cleveland State University.

 Glenn R. Godley(38).......... Mr. Godley has been Executive Vice President of
   1300 East Street            Marketing/Sales of the Company since May of 1999.
   Fairport Harbor, OH 44077   From 1991 to 1999 Mr. Godley was Regional
                               Manager of Sales and Marketing for Catalina
                               Industries. Mr. Godley received his BS in Business
                               Administration and Marketing from Cleveland State
                               University.

 John G. Murchie(64).......... Mr. Murchie has been Treasurer and Controller of
   1300 East Street            the Company since January of 2000. From 1995
   Fairport Harbor, OH 44077   through 1999, Mr. Murchie served as Acting Chief
                               Financial Officer, Controller and Chief
                               Administrative Officer of Conversion Technologies
                               International, Inc. and one of its subsidiaries. Mr.
                               Murchie received his BS in Business Administration
                               from Miami University of Ohio.

   All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

  Board Committee

   The Board of Directors has established a Compensation Committee, which makes recommendations to the Board with respect to general compensation and benefit levels for employees, determines the compensation and benefits for the Company's executive officers and administers the Company's stock option plan. The current members of this Committee are Joseph T. Aveni, Dr. James W. McCourt and Dr. Steven Tsengas.

  Limitation of Liability and Indemnification Matters

   The Company's Certificate of Incorporation contains provisions to indemnify its directors, officers, employees and agents of the Company to the fullest extent permitted by Colorado law, and also includes provisions to eliminate the personal liability of the directors, officers, employees and agents of the Company to the fullest extent permitted by Colorado law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and
(iii) those instances where such person received an improper personal benefit as a result of such breach.

  Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who are beneficial owners of ten percent or more of any of the Company's equity securities to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Such officers, directors and beneficial owners are required by applicable regulations to provide the Company copies of all forms they file under Section 16(a).

   Based solely upon a review of the copies of forms furnished to the Company, and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with except that the Form 3's, initial statement of beneficial ownership of securities for all of the reporting persons, were filed on April 19 and 20, 2001 which were required to be filed on January 12, 2001.

Item 10.   Executive Compensation.

                          Summary Compensation Table

   The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the years ended December 31, 2001, 2000 and 1999 to its Executive Officers.

                                                                       Long Term Compensation
                                               -                  ---------------------------------
                                           Annual Compensation      Awards           Payouts
                                        ----------------------    ----------   --------------------
                                                        Other     Securities
                                                        Annual    Underlying    LTIP    All Other
                                        Salary Bonus Compensation Options /    Payouts Compensation
Name and Principal Position        Year  ($)    ($)      ($)       SARS(#)       ($)       ($)
---------------------------        ---- ------ ----- ------------ ----------   ------- ------------
Dr. Steven Tsengas................ 2001 84,000  --      2,057(3)       --        --         --
  Chairman, President & Chief      2000 80,000  --         --          --        --         --
  Executive Officer                1999 74,375  --         --       200,000(4)   --         --
Konstantine S. Tsengas............ 2001 65,100  --      1,594(3)       --        --         --
  Vice President of Operations &   2000 62,000  --         --          --        --         --
  Secretary                        1999 59,500  --         --       150,000(4)   --         --
Glenn R. Godley(1)................ 2001 65,100  --      1,594(3)     50,000(4)   --         --
  Exec. Vice President of          2000 62,000  --         --        50,000(4)   --         --
  Marketing/Sales                  1999 32,506  --         --       100,000(4)   --         --
John G. Murchie(2)................ 2001 60,900  --      1,491(3)     50,000(4)   --         --
  Treasurer and Controller         2000 54,059  --         --        50,000(4)   --         --
                                   1999   --    --         --            --      --         --

--------
(1) Mr. Godley became an executive officer of the Company in May of 1999.
(2) Mr. Murchie became an executive officer of the Company in January of 2000.
(3) The other annual compensation amounts shown in the table reflect the Executive Officer's share of the 10 percent profit sharing plan for 2001 based upon the Company's net income before taxes.
(4) Represents options granted in December 1999, January 2000, December 2000 and August 2001 pursuant to the Company's 1999 Stock Option Plan which vest one-third on each of the second, third and fourth anniversaries of the date of grant, expire on the fifth anniversary of the date of grant and have an exercise price of $0.825 per share for Dr. Tsengas, $0.75 per share for Mr. Tsengas, $0.75 per share for the 1999 award and $1.25 per share for the 2000 and 2001 awards for Mr. Godley and $1.00 per share for the 2000 award and $1.25 per share for the 2001 award for Mr. Murchie.

  Option Plan

   The Company maintains the 1999 Stock Option Plan (the "Plan") for its officers and key employees under which options may be granted at the discretion of the Board of Directors. The Company has reserved 850,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan.

   Under the Plan, options to purchase an aggregate of 659,500 shares are outstanding as of March 1, 2002. These options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants options for the Plan at exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant.

   The following table sets forth the number of individual stock option grants made to each Executive Officer during 1999, 2000 and 2001.

                                              Percent of
                                                Total
                                 Number of   Options/SARs
                                 Securities   Granted to  Exercise
                                 Underlying  Employees in or Base
                                Options/SARs  1999, 2000   Price   Expiration
         Name                    Granted(#)  and 2000(1)   ($/sh)     Date
         ----                   ------------ ------------ -------- ----------
  Dr. Steven Tsengas (1999)....   200,000        33.3%     $0.825   12/04/04
  Konstantine S. Tsengas (1999)   150,000        25.0%     $ 0.75   12/04/04
  Glenn R. Godley (1999).......   100,000        16.7%     $ 0.75   12/04/04
  Glenn R. Godley (2000).......    50,000        42.6%     $ 1.25   12/20/05
  Glenn R. Godley (2001).......    50,000        49.3%     $ 1.25   08/18/06
  John G. Murchie (2000).......    50,000        42.6%     $ 1.00   01/26/05
  John G. Murchie (2001).......    50,000        49.3%     $ 1.25   08/18/06

--------
(1) The Company granted options to purchase an aggregate of 600,000 shares of Common Stock during 1999, all of which were granted on December 4, 1999, an aggregate of 117,500 shares of Common Stock during 2000 and an aggregate of 101,500 shares of Common Stock during 2001, all of which were granted on August 18, 2001.

   The following table sets forth information (on an aggregate basis) concerning exercises of stock options during 1999, 2000 and 2001 by each of the Executive Officers and the final December 31, 2001 value of unexercised options.

                                               Number of Securities       Value of Unexercised
                                              Underlying unexercised         "In-the-Money"
                         Shares                    Options/SARs          Options/SARs at Year--
                        Acquired    Value         at Year-End(#)               End($)(1)
                           or      Realized -------------------------- --------------------------
     Name              Exercise(#)   ($)    Exercisable Unexerciseable Exercisable Unexerciseable
     ----              ----------- -------- ----------- -------------- ----------- --------------
Dr. Steven Tsengas....     --         --      66,666       133,334       $11,667      $23,333
Konstantine S. Tsengas     --         --      50,000       100,000       $12,500      $25,000
Glenn R. Godley.......     --         --      33,333       166,667       $ 8,333      $16,667
John G. Murchie.......     --         --          --       100,000            --           --

--------
(1) Calculated based upon the difference between the exercise price and the closing price of a share of Common Stock on the over-the-counter market of $1.00 a share on December 31, 2001.

  Compensation of Directors

   In 1999, 2000 and 2001, directors who were full-time employees of the Company received no cash compensation for services rendered as members of the Board of Directors or a committee thereof. Directors who were not full-time employees of the Company received reimbursement for out-of-pocket expenses for attendance at Board of Director meetings. Non-Employee directors received compensation in the form of 7,000 warrants each to Joseph T. Aveni and Dr. James W. McCourt for their services as directors in 2001.

  Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   Other than the Company's standard form of non-competition and confidentiality agreement, the Company does not presently have any employment contracts in effect with the Executive Officers of the Company, including any compensatory plans or arrangements resulting from the resignation, retirement or other terminations of the Executive Officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth, as of March 1, 2002, certain information as to the stock ownership and voting power of all persons (or group of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, each director of the Company, each of the executive officers and all directors and executive officers as a group.

                                                        Number of
                                                          Shares    Percentage
                                                       Beneficially of Voting
              Name of Beneficial Owner(1)                Owned(2)    Power(3)
              ---------------------------              ------------ ----------
 Joseph T. Aveni(4)...................................    452,211       3.8
 Dr. James W. McCourt(5)..............................  1,400,019      11.6
 Dr. Steven and Evangelia S. Tsengas(6)...............  4,462,847      35.8
  7768 Litchfield Drive
  Mentor, OH 44060
 Glenn R. Godley(7)...................................     33,333         *
 John G. Murchie(8)...................................     17,666         *
 Konstantine S. Tsengas(9)............................  1,152,747       9.7
 All directors and officers as a Group (6 persons)(10)  7,518,823      57.5
 Nicholas S. Tsengas(11)..............................  1,130,157       9.5
  9932 Brookhill Circle
  Twinsburg, OH 44087

--------
 *  Less than one percent

 (1) Unless otherwise indicated and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder. Unless otherwise indicated, the address of each stockholder is c/o OurPet's Company, 1300 East Street, Fairport Harbor, OH 44077.

 (2) The number of shares beneficially owned by each person named in the table includes shares held by each individual of (i) the Company's Common Stock;
     (ii) the Company's Preferred Stock, as if converted into Common Stock;
     (iii) Common Stock subject to stock options issued under the 1999 Stock Option Plan that are now exercisable or exercisable within 60 days of March 1, 2002; and (iv) Common Stock subject to warrants that are presently exercisable or exercisable within 60 days of March 1, 2002.

 (3) Applicable percentage of voting power is based on the 11,820,463 shares of Common Stock outstanding as of March 1, 2002. That number is comprised of 11,035,463 outstanding shares of Common Stock and 785,000 shares of Common Stock issuable upon conversion of 78,500 outstanding shares of Preferred Stock. Shares of Common Stock subject to warrants and options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such warrants and options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

 (4) Includes 283,805 shares of Common Stock held and currently exercisable warrants to purchase 168,406 shares of Common Stock.

 (5) Includes securities issued to Dr. McCourt, and to Beachcraft Limited Partnership, in which Dr. McCourt serves as Trustee for its general partner, and to DKKS, LP in which Dr. McCourt is the general partner. Securities issued directly to Dr. McCourt include 448,180 shares of Common Stock and currently exercisable warrants to purchase 7,068 shares of Common Stock; Beachcraft Limited Partnership holds 271,381 shares of Common Stock, 180,000 shares of Common Stock issuable upon conversion of 18,000 outstanding shares of Preferred Stock and currently exercisable warrants to purchase 152,047 shares of Common Stock; and DKKS, LP holds 20,000 shares of Common Stock, 200,000 shares of Common Stock issuable upon conversion of 20,000 outstanding shares of Preferred Stock and currently exercisable warrants to purchase 121,343 shares of Common Stock. Excludes 9,212 shares of Common Stock held and currently exercisable warrants to purchase 2,472 shares of Common Stock issued to Dr. McCourt's daughters and son; Dr. McCourt disclaims beneficial ownership of such shares and warrants.

 (6) Includes 3,074,558 shares of Common Stock held, currently exercisable stock options to purchase 66,666 shares of Common Stock and currently exercisable warrants to purchase 325,511 shares of Common Stock issued to Dr. Tsengas and also currently exercisable warrants to purchase 105,906 shares of Common Stock issued to Senk Properties in which Dr. Tsengas is a partner. The number of warrants to Senk Properties attributed to Dr. Tsengas is based upon his ownership percentage of 52%. Excludes option to purchase 133,334 shares of Common Stock which is not exercisable within 60 days. Includes 728,292 shares of Common Stock held and currently exercisable warrants to purchase 137,474 shares of Common Stock issued to Dr. Tsengas's wife and also currently exercisable warrants to purchase 24,440 shares of Common Stock issued to Senk Properties in which Dr. Tsengas's wife is a partner. The number of warrants to Senk Properties attributed to Dr. Tsengas's wife is based upon her ownership percentage of 12%. Excludes 2,129,033 shares of Common Stock held, currently exercisable stock option to purchase 50,000 shares of Common Stock and currently exercisable warrants to purchase 30,551 shares of Common Stock issued to Dr. Tsengas's sons and also currently exercisable warrants to purchase 73,320 shares of Common Stock issued to Senk Properties in which Dr. Tsengas's sons are partners. The number of warrants to Senk Properties attributable to Dr. Tsengas's sons is based upon their ownership percentage of 36%. Dr. Tsengas disclaims beneficial ownership of such shares and warrants.

 (7) Includes currently exercisable stock option to purchase 33,333 shares of Common Stock. Excludes options to purchase 166,667 shares of Common Stock, which are not exercisable within 60 days.

 (8) Includes 1,000 shares of Common Stock held and currently exercisable stock option to purchase 16,666 shares of Common Stock. Excludes options to purchase 83,334 shares of Common Stock, which are not exercisable within 60 days.

 (9) Includes 1,008,403 shares of Common Stock held, currently exercisable stock option to purchase 50,000 shares of Common Stock and currently exercisable warrants to purchase 5,092 shares of Common Stock issued to Mr. Tsengas and also currently exercisable warrants to purchase 36,660 shares of Common Stock issued to Senk Properties in which Mr. Tsengas is a partner. The number of warrants issued to Senk Properties attributed to Mr. Tsengas is based upon his ownership percentage of 18%. Excludes option to purchase 100,000 shares of Common Stock, which is not exercisable within 60 days. Includes 42,409 shares of Common Stock held and currently exercisable warrants to purchase 10,183 shares of Common Stock issued to Mr. Tsengas's daughter and son. Mr. Tsengas is the son of Dr. Tsengas.

(10) Includes 5,878,028 shares of Common Stock held, 380,000 shares of Common Stock issuable upon conversion of 38,000 outstanding shares of Preferred Stock, currently exercisable stock options to purchase 166,665 shares of Common Stock and currently exercisable warrants to purchase 1,094,130 shares of Common Stock. Excludes options to purchase 483,335 shares of Common Stock, which are not exercisable within 60 days.

(11) Includes 1,008,403 shares of Common Stock held and currently exercisable warrants to purchase 5,092 shares of Common Stock issued to Mr. Tsengas and also currently exercisable warrants to purchase 36,660 shares of Common Stock issued to Senk Properties in which Mr. Tsengas is a partner. The number of warrants issued to Senk Properties attributed to Mr. Tsengas is based upon his ownership percentage of 18%. Includes 69,818 shares of Common Stock held and currently exercisable warrants to purchase 10,184 shares of Common Stock issued to Mr. Tsengas's daughters. Mr. Tsengas in the son of Dr. Tsengas.

Item 12.  Certain Relationships and Related Transactions.

   In September 1996, Napro entered into a sales commission agreement with Anthony O'Rourke, owner of Macke International Trade, Inc., and a former member of the Board of Directors. The agreement provides for the payment of a 4% commission on net sales to a certain customer for which commission of $29,200 earned in 1999, $58,493 was earned in 2000 and $4,860 was earned in 2001. O'Rourke, through Macke International Trade, Inc., also provided sales consulting services for which $1,000 was expensed in 1999. The Company issued 67,224 shares of Common Stock to Mr. O'Rourke in 1999 as payment for sales consulting services. Such shares were valued at $50,418.

   The Company leases production, warehouse and office facilities from a related entity, Senk Properties, a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Evangelia S. Tsengas and Nicholas S. Tsengas. At December 31, 2001, the current monthly rental was $11,553 plus real estate taxes with annual increases each June in the monthly rental based upon the change in the indicated consumer price index in the preceding year. The initial lease term was for five years ending on May 31, 1998. It has been extended for an additional five year term, with the possibility of four additional extensions of five years each. Lease expense was $83,901 for 2000, net of amounts received from a sublease for six months and $145,311 for 2001.

   In March 1998, Dr. Steven Tsengas converted $50,000 in debt and $2,800 in accrued interest into 22 shares of Napro stock as part of a Napro private offering. These shares were subsequently exchanged for 123,411 shares of Common Stock when Napro merged with Manticus in August 1998.

   Also in March 1998, Napro borrowed $100,000 from DKKS, LP, a firm for which Dr. James W. McCourt (who became a member of the Board of Directors in December
1999) is the general partner and $50,000 from Dr. Steven Tsengas. Both loans were for equipment purchases. In connection with these loans, 100,000 warrants were issued for the purchase of Common Stock at $0.75 a share to DKKS, LP and warrants to purchase 50,000 shares at the same price to Dr. Tsengas. These warrants were exchanged for Company warrants after Napro's merger into Manticus and expire on April 30, 2002. In March 2000, DKKS, LP exercised their 100,000 warrants for the cash purchase of Common Stock, which it transferred into the name of Beachcraft, L.P., another entity controlled by Dr. McCourt. In accordance with the anti-dilution provisions the number of warrants issued to Dr. Tsengas has been adjusted to 50,951 and the exercise price adjusted to $0.736 as a result of dividends on Preferred Stock being paid in Common Stock.

   In connection with the 1998 Private Placement of Common Stock and warrants for the purchase of Common Stock which expire on April 30, 2002 (i) DKKS, LP converted $87,500 in debt and $1,809 in accrued interest into 119,078 shares of Common Stock, 119,078 warrants exercisable at $1.50 a share, subsequently adjusted to 121,343 warrants exercisable at $1.472 a share in accordance with the warrant anti-dilution provisions, and 50,000 warrants exercisable at $0.75 a share, which were exercised in March 2000 for the cash purchase of 50,000 shares of Common Stock; (ii) Dr. Tsengas converted $43,750 in debt and $905 in accrued interest into 59,540 shares of Common Stock, 59,540 warrants exercisable at $1.50 a share and 25,000 warrants exercisable at $0.75 a share, subsequently adjusted to 60,673 warrants exercisable at $1.472 a share and 25,475 warrants exercisable at $0.736 a share in accordance with the warrant anti-dilution provisions; and (iii) Joseph T. Aveni, a director, purchased for $100,000 in cash 133,334 shares of Common Stock and 133,334 warrants exercisable at $1.50 a share, subsequently adjusted to 135,870 warrants exercisable at $1.472 a share in accordance with the warrant anti-dilution provisions.

   On February 1, 1999 and September 1, 1999, the Company borrowed $100,000 and $200,000 for working capital purposes from Mr. Aveni. The initial loan for $100,000 was exchanged for 100,000 shares of Common Stock in March, 2000. The second loan is due on August 31, 2002 and has an annual interest rate of 10%. In addition, Mr. Aveni received 50,000 warrants for the purchase of Common Stock at $0.75 per share which expire on July 31, 2001 and 100,000 warrants for the purchase of Common Stock at $1.00 per share which expire on August 31, 2001. The 100,000 warrants were exercised in March 2000 upon the conversion of the initial Note described above. The 50,000 warrants were subsequently adjusted to 50,471 warrants exercisable at $0.743 a share in accordance with the warrant anti-dilution provisions and were exercised in July 2001 for cancellation of accrued interest due Mr. Aveni as consideration.

   On March 1, 1999, the Company borrowed $60,000 from three of its stockholders, James Palmer, Bruce Matilo, and Joseph and Rose Ulrich, for working capital at an annual interest rate of 10%. The loans and accrued interest were paid on September 1, 1999 with $25,000 in principal being paid in cash to Palmer and $35,000 in principal being exchanged for Convertible Preferred Stock to Matilo ($10,000) and the Ulrich's ($25,000) as part of the Company's 1999 private placement. Also, in connection with the Company's 1999 Private Placement of Convertible Preferred Stock, DKKS, LP purchased 20,000 shares for $200,000 in cash and Greg W. Johnson purchased 7,000 shares for $70,000 in cash.

   In December 1999, the Company issued an aggregate total of 500,000 warrants for the purchase of Common Stock at $1.00 per share, subsequently adjusted to 509,165 warrants exercisable at $0.982 a share in accordance with the warrant anti-dilution provisions, which expire on December 14, 2004 to Senk Properties and to Dr. Steven Tsengas, Konstantine S. Tsengas, Evangelia S. Tsengas, Nicholas S. Tsengas and the grandchildren of Dr. Tsengas. Senk Properties, a partnership comprised of Dr. Steven Tsengas and his wife, Evangelia Tsengas, and his two sons, Konstantine Tsengas and Nicholas Tsengas, cancelled $158,060 owed to the partnership by the Company for accrued rent due under their lease agreement with the Company and received 203,666 of the 509,165 warrants, from the Company as consideration. Also in December 1999, Dr. Tsengas and his wife forgave $232,607 owed to them by the Company and in consideration received 305,499 of the 509,165 warrants which they distributed between themselves, and their children and grandchildren as designees. These transactions resulted in additional Paid-In Capital to the Company of $390,667.

   On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan (the "Plan") subject to shareholder approval, which approval was obtained on August 5, 2000. This Plan replaced the prior plan and provided that the options previously granted to officers and key employees would be exchanged for options under the Plan in an equal amount and identical exercise price. Dr. Tsengas, Mr. Tsengas and Mr. Godley were granted options to purchase 200,000, 150,000 and 100,000 shares, respectively, of Common Stock at an exercise price of $0.825 for Dr. Tsengas and $0.75 for Messrs. Tsengas and Godley. Pursuant to the terms of the Company's stock option plan, the exercise price for Dr. Tsengas is 10% higher than the other's due to his stock ownership exceeding 10% of the outstanding shares. On January 26, 2000, Mr. Murchie was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $1.00. On December 20, 2000, Mr. Godley was granted an additional option to purchase 50,000 shares of Common Stock at an exercise price of $1.25. On August 18, 2001, Mr. Godley and Mr. Murchie were each granted additional options to purchase 50,000 shares of Common Stock at an exercise price of $1.25. One-third of such options vest on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant.

   On July 21, 2000, the Company borrowed $50,000 from Dr. Steven Tsengas, on August 1, 2000, it borrowed $25,000 from Joseph T. Aveni, and on August 2, 2000, it borrowed $150,000 from Beachcraft Limited Partnership, a firm for which Dr. James W. McCourt serves as Trustee for its general partner for working capital purposes. The notes have an annual interest rate of 10% and are due on July 31, 2002 for Dr. Tsengas and Mr. Aveni, and on August 1, 2002 for Beachcraft, L.P. due to three six month extensions obtained from Beachcraft, L.P In connection with these loans, the Company issued 50,000 warrants for the purchase of Common Stock at $1.25 a share, subsequently adjusted to 50,938 warrants exercisable at $1.227 a share in accordance with the warrant anti-dilution provisions, to Dr. Tsengas, warrants to purchase 25,000 shares at the same price, subsequently adjusted to 25,468 warrants exercisable at $1.227 a share in accordance with the warrant anti-dilution provisions, to Mr. Aveni and warrants to purchase 150,000 shares at the same price, subsequently adjusted to 38,202 warrants exercisable at $1.227 a share, 75,727 warrants exercisable at $1.238 a share and 37,500 warrants exercisable at $1.25 a share in accordance with the warrant anti-dilution provisions, to Beachcraft Limited Partnership. The 150,000 warrants issued to Beachcraft, L.P. includes 37,500 warrants issued in each of February 2001, August 2001 and February 2002 for the six month extensions on repayment of its loan. These warrants all expire on July 31, 2003.

   On October 20, 2000, the Company borrowed an additional $40,000 from Dr. Tsengas for working capital purposes. This note was due on demand and had an annual interest rate of 10%. The Company repaid Dr. Tsengas $5,000 on this note on October 25, 2000, $5,000 on November 17, 2000, $10,000 on December 21, 2000,
$10,000 on December 29, 2000, $5,000 on July 27, 2001 and $5,000 on October 26,
2001.

   The Company believes the terms it received from the loans described above are at least as favorable as terms it could have obtained from unaffiliated third parties.

   Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after the payment of any accrued dividends on Preferred Stock. Under its agreement with its bank lender, the Company can not currently distribute cash dividends with out violating its loan agreement. The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future on its Common Stock. The holders of the Common Stock are not entitled to preemptive rights.

   There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

  Index to Exhibits.

   (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession--Not Applicable
   (3) Charter and Bylaws
   (4) Instruments defining the rights of security holders
   (9) Voting Trust Agreement--Not Applicable
  (10) Material Contracts
  (11) Statement of Computation of Net (Loss) Per Share
  (13) Annual or Quarterly Reports, Form 10-Q--Not Applicable
  (16) Letter on change in certifying accountants--Not Applicable
  (18) Letter on change in accounting principles--Not applicable
  (20) Other documents or statements to security holders--Not Applicable
  (21) Subsidiaries of the Registrant
  (22) Published report regarding matters submitted to vote--Not Applicable
  (23) Consent of experts and counsel--Not Applicable
  (24) Power of Attorney--Not Applicable
  (27) Financial Data Schedule--Not Applicable
  (99) Additional Exhibits--None.

  Description of Exhibits.


3.1   Articles of Incorporation of Manticus, Inc., dated May 23, 1996.*

3.1.1 Articles of Amendment to the Articles of Incorporation of Manticus, Inc., changing the name of the corporation to "OurPet's Company", effective September 1, 1998.*

3.1.2 Articles of Amendment to the Articles of Incorporation of Manticus, Inc., nka OurPet's Company,
        reflecting changes to the corporation's capital structure, adopted July 20, 1999.*

3.2   Bylaws of Manticus, Inc.*

4.1   Common Stock Certificate.*

4.2   Preferred Stock Certificate.*

4.3   Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.*

10.1  Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar
        Manufacturing Company, a wholly-owned subsidiary of OurPet's Company.*

10.2  Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division,
        NAPRO, Inc.*

10.3  Letter dated February 14, 1998, to Anthony O'Rourke from Konstantine ("Dean") Tsengas and Steve
        Tsengas regarding sales commission, sales consulting and Board participation.*

10.4  Letter from Company to Greg Johnson dated October 12, 1999 regarding consulting services.*

10.5  1999 Stock Option Plan.*

10.6  Standard Option Agreement.*

10.7  Standard Common Stock Purchase Warrant.*

10.8  Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its
        President, David Herman, individually, and OurPet's Company and Dr. Steven Tsengas, Evangelia
        Tsengas, Nicholas Tsengas and Konstantine Tsengas.*

10.9  Small Business Administration loan agreement dated July 8, 1993 with Napro, Inc.*

10.10 Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.*

10.12 Vendor Agreement between the Company and Wal-Mart Stores, Inc.*

10.13 Promissory Note dated July 21, 2000 for $50,000, made by the Company to Dr. Steven Tsengas.*

10.14 Promissory Note dated August 1, 2000 for $150,000, made by the Company to Beachcraft Limited
        Partnership.*

10.15 Promissory Note dated August 1, 2000 for $25,000, made by the Company to Joseph T. Aveni.*

10.16 Demand Note dated October 20, 2000 for $40,000, between the Company and Dr. Steven Tsengas.*

10.17 PetsMART 2001 Vendor Purchasing Terms*

10.18 Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between
        FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S.
        Tsengas.

11    Statement of Computation of Net (Loss) Per Share.

21    Subsidiaries of the Registrant.*

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10SB/A filed on May 31, 2001.

All other Exhibits filed herewith.

(b) Form 8-K

   None.

                                  SIGNATURES

   In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002

                                          OURPET'S COMPANY

                                          By:/s/   STEVEN TSENGAS
                                            -----------------------------------
                                                Steven Tsengas
                                                Chairman, President and Chief
                                                Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

     /s/  STEVEN TSENGAS      Chairman, President, Chief     March 26, 2002
-----------------------------   Executive
       Steven Tsengas          Officer and Director
                               (principal executive officer)

    /s/  JOHN G. MURCHIE      Treasurer and Controller       March 26, 2002
-----------------------------  (principal accounting
        John G. Murchie         officer)

    /s/  JOSEPH T. AVENI      Director                       March 26, 2002
-----------------------------
       Joseph T. Aveni

    /s/  JAMES W. MCCOURT     Director                       March 26, 2002
-----------------------------
       James W. McCourt