Form 10QSB
period 2002-03-31
OURPETS CO
filed 2002-05-08
CIK 1094139

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                           ---------------------------


                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:                           Commission File No:
          March 31, 2002                                          000-31279


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

                           Yes X                                        No __
                               -

Indicate the number of shares of outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of April 16, 2002, the Issuer had outstanding 11,035,626 shares of Common Stock, 78,500 shares of Convertible Preferred Stock, convertible into 785,000 shares of Common Stock, and warrants exercisable for 2,405,131 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                          Yes __                                        No X
                                                                           -

                                    CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
Part 1 - Financial Information

Item 1 - Financial Statements:

  Consolidated Balance Sheets of Ourpet's Company and Subsidiaries as of
         March 31, 2002 and December 31, 2001                                              3

  Consolidated Statements of Operations of Ourpet's Company and Subsidiaries
         for the three month periods ended March 31, 2002 and 2001                         5

  Consolidated Statement of Stockholders' Equity of Ourpet's Company and
          Subsidiaries for the three month period ended March 31, 2002                     6

  Consolidated Statements of Cash Flows of Ourpet's Company and Subsidiaries
          for the three month periods ended March 31, 2002 and 2001                        7

  Notes to Consolidated Financial Statements                                               8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations                                                                   10

  Liquidity and Capital Resources                                                         11



Part II - Other Information

Item 1 - Legal Proceedings                                                                12

Item 2 - Changes in Securities and Use of Proceeds                                        13

Item 6 - Exhibits and Reports on Form 8-K                                                 14

                        OURPET'S COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                  ----------------  ---------------
                                                                                    (Unaudited)
                                      ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                                          $    64,150      $    73,212
   Accounts receivable - trade, less allowance for
     doubtful accounts of $14,054 and $12,554                                             473,029          608,819
   Inventories                                                                          2,037,876        1,820,608
   Prepaid expenses                                                                       113,180           73,588
                                                                                  ----------------  ---------------
           Total current assets                                                         2,688,235        2,576,227
                                                                                  ----------------  ---------------

 PROPERTY AND EQUIPMENT
   Furniture and fixtures                                                                 118,828          109,222
   Leasehold improvements                                                                  22,443           22,443
   Tooling                                                                              1,328,899        1,301,004
   Property held under capital leases                                                      35,520           35,520
   Construction in progress                                                                36,588           54,323
                                                                                  ----------------  ---------------
           Total                                                                        1,542,278        1,522,512
   Less accumulated depreciation                                                          618,309          565,828
                                                                                  ----------------  ---------------
           Net property and equipment                                                     923,969          956,684
                                                                                  ----------------  ---------------

 OTHER ASSETS
   Deposits and other                                                                       1,815              145
   Patents, less amortization of $21,360 and $18,867                                      122,728          122,868
                                                                                  ----------------  ---------------
           Total other assets                                                             124,543          123,013
                                                                                  ----------------  ---------------

           Total assets                                                               $ 3,736,747      $ 3,655,924
                                                                                  ================  ===============

    The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                  ----------------  ----------------
                                                                                    (Unaudited)
                                   LIABILITIES

 CURRENT LIABILITIES
   Notes payable                                                                      $ 1,214,653       $ 1,244,653
   Current maturities of long-term debt                                                    56,259            51,075
   Current portion of capital lease obligations                                            13,149             6,011
   Accounts payable - trade                                                             1,009,172           733,505
   Accrued expenses                                                                        84,444           120,570
                                                                                  ----------------  ----------------
           Total current liabilities                                                    2,377,677         2,155,814
                                                                                  ----------------  ----------------


 LONG-TERM DEBT
   Long-term debt - less current portion above                                            139,629           154,092
   Capital lease obligations - less current portion above                                   6,788            15,371
                                                                                  ----------------  ----------------
           Total long-term debt                                                           146,417           169,463
                                                                                  ----------------  ----------------

           Total liabilities                                                            2,524,094         2,325,277
                                                                                  ----------------  ----------------


                               STOCKHOLDERS' EQUITY

 COMMON STOCK,
   no par value; authorized 50,000,000 shares, issued
   and outstanding 11,035,626 and 10,895,626 shares                                     2,580,537         2,452,696

 CONVERTIBLE PREFERRED STOCK,
   no par value; authorized 5,000,000 shares,
   issued and outstanding 78,500 and 92,500 shares                                        716,823           844,664

 PAID-IN CAPITAL                                                                          203,716           203,716

 ACCUMULATED DEFICIT                                                                   (2,288,423)       (2,170,429)
                                                                                  ----------------  ----------------
           Total stockholders' equity                                                   1,212,653         1,330,647
                                                                                  ----------------  ----------------

           Total liabilities and stockholders' equity                                 $ 3,736,747       $ 3,655,924
                                                                                  ================  ================

    The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 For the Three Months Ended March 31,
                                                                          2002                 2001
                                                                 --------------------------------------
 Net revenue                                                         $    935,867         $  1,211,492

 Cost of goods sold                                                       740,817              957,719
                                                                 ----------------- --------------------

 Gross profit on sales                                                    195,050              253,773

 Selling, general and administrative expenses                             286,624              292,432
                                                                 ----------------- --------------------

 Loss from operations                                                     (91,574)             (38,659)

 Interest and other income                                                  1,304                  551
 Interest expense                                                         (27,724)             (38,134)
                                                                 ----------------- --------------------

 Net loss                                                            $   (117,994)        $    (76,242)
                                                                 ================= ====================

 Basic Net Loss Per Common Share                                     $      (0.01)        $      (0.01)
                                                                 ================= ====================

 Weighted average number of common shares
    outstanding                                                        11,005,293           10,644,687
                                                                 ================= ====================

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (Unaudited)

                                                      Preferred Stock                Common Stock
                                                 ---------------------------------------------------------
                                                   Number of                    Number of                     Paid-In
                                                    Shares        Amount          Shares        Amount        Capital
                                                 ----------------------------------------------------------------------
 Balance at December 31, 2001                         92,500     $ 844,664      10,895,626     $2,452,696     $203,716

 Preferred Stock converted into Common Stock         (14,000)     (127,841)        140,000        127,841            -

 Net loss                                                  -             -               -              -            -
                                                 ----------------------------------------------------------------------
 Balance at March 31, 2002                            78,500     $ 716,823      11,035,626     $2,580,537     $203,716
                                                 ======================================================================

                                                                        Total
                                                    Accumulated      Stockholders'
                                                      Deficit           Equity
                                                 -----------------------------------
Balance at December 31, 2001                     $(2,170,429)      $ 1,330,647

Preferred Stock converted into Common Stock                -                 -

Net loss                                            (117,994)         (117,994)
                                                 -----------------------------------
Balance at March 31, 2002                        $(2,288,423)      $ 1,212,653
                                                 ===================================

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                       2002                2001
                                                                                  ---------------     ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $      (117,994)    $       (76,242)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                                                  52,481              44,613
     Amortization expense                                                                   2,493               2,878
     (Increase) decrease in assets:
       Accounts receivable - trade                                                        135,790             315,957
       Inventories                                                                       (217,268)           (285,326)
       Prepaid expenses                                                                   (39,592)            (30,439)
       Patent costs                                                                        (2,353)            (20,603)
       Deposits and other assets                                                           (1,670)              3,239
     Increase (decrease) in liabilities:
       Accounts payable - trade                                                           275,667              44,902
       Accrued expenses                                                                   (36,126)            (15,663)
                                                                                  ---------------     ---------------
           Net cash provided by (used in) operating activities                             51,428             (16,684)
                                                                                  ---------------     ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                                  (19,766)            (62,229)
   Proceeds from disposal of property and equipment                                             -             375,000
                                                                                  ---------------     ---------------
           Net cash provided by (used in) investing activities                            (19,766)            312,771
 CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                                                    (9,279)           (337,846)
   Issuance (payment) of notes payable to banks                                           (30,000)              9,104
   Principal payments under capital lease obligations                                      (1,445)             (1,302)
                                                                                  ---------------     ---------------
           Net cash used in financing activities                                          (40,724)           (330,044)
                                                                                  ---------------     ---------------
           Net decrease in cash                                                            (9,062)            (33,957)
 CASH AT BEGINNING OF PERIOD                                                               73,212              45,960
                                                                                  ---------------     ---------------
 CASH AT END OF PERIOD                                                            $        64,150     $        12,003
                                                                                  ===============     ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                  $        20,425     $        51,269
                                                                                  ===============     ===============
 SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
   Preferred Stock converted into Common Stock                                    $       127,841     $             -
                                                                                  ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)
                                    ---------

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet's Company and its wholly-owned subsidiaries, Virtu Company ("Virtu") and Sanar Manufacturing Company ("Sanar"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2001 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2002.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2002 and December 31, 2001 consist of:

                                                            2002         2001
                                                            ----         ----
               Finished goods                          $ 1,700,966    $1,518,905
               Components and packaging                    336,910       301,703
                                                       -----------    ----------
                    Total                              $ 2,037,876    $1,820,608
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

For the three months ended March 31, 2002, 45.2% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $159,044, $157,532 and $110,310, which represents 16.8%, 16.7% and 11.7% of total revenue, respectively.

For the three months ended March 31, 2001, 46.1% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $313,171 and $256,512, which represents 25.3% and 20.8% of total revenue, respectively.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)

NET LOSS PER COMMON SHARE

Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 679,500 stock options, 2,405,131 warrants and 785,000 shares underlying the Preferred Stock at March 31, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2002 Compared to Three Months ended March 31, 2001

Net revenue for 2002 was $935,867, a decrease of 23 percent in revenue of $1,211,492 in 2001, consisting of net sales of proprietary products for the retail pet business. This decrease of $275,625 was primarily the result of a decrease in sales of approximately $246,000 to two of our major customers due to a significant reduction in inventories by one of them as a result of an improved distribution supply management system and due to a reduction in the number of products purchased by the other major customer. Our sales to customers in Europe decreased by approximately $79,000 from the previous year while other foreign customer sales increased by approximately $103,000, mainly to customers in Japan and Canada. Also delays in production until the second quarter reduced the number of new products introduced in the first quarter of 2002 as compared to 2001 and the economic conditions as compared to the prior year had an effect on consumer spending for pet accessory products.

While net revenue decreased by 23 percent in 2002, cost of goods sold also decreased by 23 percent, from $957,719 in 2001 to $740,817 in 2002. This decrease in costs that was the same percentage as the decrease in revenue was the result of the cost of purchased products sold and freight decreasing by 28 percent while variable and fixed warehouse and overhead costs increased by 1 percent over last year.

As a result of the net revenue percentage decreasing the same as the cost of goods sold percentage, the Company's gross profit on sales decreased by $58,723 or 23 percent from $253,773 in 2001 to $195,050 in 2002.

Selling, general and administrative expenses for 2002 were $286,624, a decrease of 2 percent or $5,808 from the $292,432 for 2001. The significant decreases were in commissions accrued for the Company's sales representatives of approximately $26,000 due to the 23 percent decline in revenues and a larger percentage of sales on which commissions are not paid and/or lower commission rates are paid, in cash discounts allowed of approximately $9,000 as a result of the decrease in revenues, and in accruals for professional services of approximately $8,000. These decreases were partially offset by the increases in advertising and marketing promotions of approximately $21,000 due to increased allowances given to customers and in stockholder and investor relations of approximately $17,000 for expenses incurred for investor and broker relations and meetings.

Interest expense for 2002 was $27,724, a decrease of 27 percent, or $10, 410, under the $38,134 in 2001. This decrease was primarily due to the effective interest rate paid on the bank line of credit declining from 10.5% in 2001 to 5.75% in 2002 on approximately the same level of borrowings, which was partially offset by the interest expense for the SBA debt in 2002 which was not present in 2001.

The net loss for 2002 was $117,994 as compared to $76,242 for 2001 or an increase in loss of $41,752. This was the result of both the net revenue and cost of goods sold percentages decreasing by 23 percent causing the gross profit on sales to decrease by $58,723. This decrease was partially offset by decreases in selling, general and administrative expenses of $5,808 and in interest expense of $10,410.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing in 1998 and 1999. The Company funded its operations with subordinated debt and net cash provided by operating activities during 2000, 2001 and the 1st quarter of 2002. As of March 31, 2002, the Company had approximately $1,411,000 in principal amount of indebtedness (excluding $19,937 borrowed under capital lease obligations), consisting of (i) approximately $765,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 1%; (ii) approximately $189,000 outstanding principal amount under the term loans with the SBA, which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; and (iii) approximately $457,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership ("Beachcraft") (controlled by Dr.James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and an equipment purchase obligation, which bear interest at 10% and are due as follows: $150,000 on August 1, 2002 to Beachcraft, $200,000 on August 31, 2002 to Aveni and $100,000 on July 31, 2002 to Dr. Tsengas, Aveni, and Over the Hill Ltd., plus accrued interest. The equipment purchase note for $7,000 is due in monthly payments of $478 including interest through September 2003. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

The note for $150,000 from Beachcraft, originally due on February 1, 2001, has been extended three times for six months each and is now due with accrued interest on August 1, 2002. In consideration for each of these extensions the Company issued three warrants each for 37,500 shares to Beachcraft at an exercise price of $1.25 per share with an expiration date of July 31, 2003. Subsequent to the first two issuances the number of warrants and exercise price has been adjusted to 75,727 warrants exercisable at $1.238 a share in accordance with the warrant anti-dilution provisions. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

In March 2002 the Company issued 13,187 warrants to an individual as partial payment for investor relations services provided to the Company. The individual has no relationship with the Company other than being a provider of services. The exercise price is $0.455 per share and the warrants expire on March 1, 2004. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of investor relations services. No general advertisement or solicitation was conducted.

The Company's short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $180,000 in the fourth quarter of 2000 and $94,000 for the year ended 2001 but prior to that it was not profitable and therefore relied on cash from its financing activities to fund its operations. The Company at year end 2001 closed on a new line of credit facility with a bank for an increased bank line of credit. On April 12, 2002 the Company signed a promissory note agreement with its bank whereby it can borrow up to $200,000 at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,333 plus interest beginning May 15, 2002. As a result, barring a loss in profitability that would affect its line of credit, the Company should be able to fund its operating cash requirements for 2002.

The Company's capital lease payments were approximately $7,900 for 2001 and are estimated to be approximately $7,900 and $12,300 for the years ending December 31, 2002 and 2003, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2002 was $51,428. Cash was provided by the net change of $114,448 in working capital from the Company's operating assets and liabilities. Increases in working capital were from accounts receivable of $135,790 and from accounts payable of $275,667. Decreases in working capital were from inventory of $217,268, from patent costs of $2,353, from prepaid expenses of $39,592, from deposits and other assets of $1,670, and from accrued expenses of $36,126. Cash was used for the net loss for the three months of $63,020, net of non-cash charges for depreciation of $52,481 and amortization of $2,493.

Net cash used in investing activities for the three months ended March 31, 2002 was $19,766 with the acquisition of property and equipment using the $19,766. Net cash used in financing activities for the three months was $40,724. Of this amount $30,000 was used for repayments under the line of credit and $10,724 was used for the principal payments on long-term debt and capital lease obligations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 19, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corporation ( a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corporation, and a manufacturer, Bennett Plastics, Inc. On or about August 2, 2000, Plaintiffs' Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. The Company has alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants' failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000. Defendant's Bennett and Bennett Plastics, Inc., filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. The Company does not dispute that payment on the Bennett invoices is owed. Early in the proceedings, Mr. Lemkin moved for summary judgment alleging that he was not a proper individual party. On or about March, 2002, the court granted Mr. Lemkin's motion for summary judgment. As a result the Company filed a Motion for Relief from Judgment or, alternatively, for reconsideration. No decision has yet been reached on this issue. The Court established August 27, 2002 as the trial date. The Company cannot predict the likely outcome of this action.

Mr. Lemkin made written demand upon the Company to enter into a license agreement in 2000 for his patent, which he claims the Company is utilizing. In the litigation referenced above with Mr. Lemkin, no allegation was made regarding any royalty claim.

The Company's litigation against its patent attorneys (see below) arises from the failure to file patent protection upon several patents, including the patent Mr.Lemkin obtained that the Company believes was improperly issued to Mr. Lemkin. Mr. Lemkin has given the patent attorneys an option to purchase the patent.

On January 18, 2001 the Company commenced legal action against its former patent attorneys relative to their handling of the Company's intellectual property matters. The matters involve the Company's products, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. The Company alleges that these failures caused the Company to lose its opportunity to obtain patent and trademark protection for these products. The lawsuit was dismissed without prejudice on April 4, 2002; the Company anticipates refiling suit against the Company's former intellectual property counsel and fiduciaries to the Company.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankrupty proceedings. The Company is not a party to any litigation or governmental proceeding which its management or legal representatives believe could result in any judgments or fines against it that would have a material adverse effect or impact in the Company's financial position, liquidity or results of operation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the Company issued 140,000 shares of its Common Stock to two non-affiliated individuals upon their conversion of 14,000 shares of the Company's Convertible Preferred Stock owned by them.

In February 2002, the Company issued 37,500 warrants to Beachcraft Limited Partnership, an entity managed by director James W McCourt, in consideration for a renewal of a loan to the Company. The exercise price is $1.25 per share and the warrants expire July 31, 2003. These warrants were issued in reliance upon
Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

In March 2002, the Company issued 13,187 warrants to an individual as partial payment for investor relations services provided to the Company. The individual has no relationship with the Company other than being a provider of services. The exercise price is $0.455 per share and the warrants expire on March 1, 2004. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of investor relations services. No general advertisement or solicitation was conducted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

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

                                        OURPET'S COMPANY

Dated: May 8, 2002                           /s/ Steven Tsengas
                                             ------------------
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)



Dated: May 8, 2002                           /s/ John G. Murchie
                                             -------------------
                                                 John G. Murchie
                                                 Treasurer and
                                                 Controller
                                                 (Principal Financial Officer)