Form 10QSB
period 2002-06-30
OURPETS CO
filed 2002-08-12
CIK 1094139

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                           ---------------------------


                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                           Commission File No:
         June 30, 2002                                       000-31279


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

                     Yes  X                        No ___
                         ---


Indicate the number of shares of outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of July 23, 2002, the Issuer had outstanding 11,048,797 shares of Common Stock, 78,500 shares of Convertible Preferred Stock, convertible into 785,000 shares of Common Stock, and warrants exercisable for 2,405,131 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                     Yes ___                       No  X
                                                      ---

                                    CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part 1 - Financial Information

Item 1 - Financial Statements:

  Consolidated Balance Sheets of Ourpet's Company and Subsidiaries as of
         June 30, 2002 and December 31, 2001                                                      3


  Consolidated Statements of Operations of Ourpet's Company and Subsidiaries
         for the three and six month periods ended June 30, 2002 and 2001                         5


  Consolidated Statement of Stockholders' Equity of Ourpet's Company and
         Subsidiaries for the six month period ended June 30, 2002                                6


  Consolidated Statements of Cash Flows of Ourpet's Company and Subsidiaries
         for the six month periods ended June 30, 2002 and 2001                                   7


  Notes to Consolidated Financial Statements                                                      8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

  Results of Operations                                                                          10

  Liquidity and Capital Resources                                                                12




Part II - Other Information

Item 1 - Legal Proceedings                                                                       13

Item 2 - Changes in Securities and Use of Proceeds                                               14

Item 6 - Exhibits and Reports on Form 8-K                                                        14

                        OURPET'S COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,         December 31,
                                                                            2002              2001
                                                                      -----------------  ----------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS

 Cash and cash equivalents                                            $          24,117  $         73,212
 Accounts receivable - trade, less allowance for
  doubtful accounts of $ 15,554 and $ 12,554                                    536,905           608,819
 Inventories                                                                  1,953,156         1,820,608
 Prepaid expenses                                                                91,902            73,588
                                                                      -----------------  ----------------
      Total current assets                                                    2,606,080         2,576,227
                                                                      -----------------  ----------------
PROPERTY AND EQUIPMENT
 Furniture and fixtures                                                         118,828           109,222
 Leasehold improvements                                                          22,443            22,443
 Tooling                                                                      1,354,645         1,301,004
 Property held under capital leases                                              35,520            35,520
 Construction in progress                                                        25,288            54,323
                                                                      -----------------  ----------------
      Total                                                                   1,556,724         1,522,512
 Less accumulated depreciation                                                  672,184           565,828
                                                                      -----------------  ----------------
      Net property and equipment                                                884,540           956,684
                                                                      -----------------  ----------------
OTHER ASSETS
 Deposits and other                                                               1,815               145
 Patents, less amortization of $23,901 and $18,867                              122,183           122,868
                                                                      -----------------  ----------------
      Total other assets                                                        123,998           123,013
                                                                      -----------------  ----------------
      Total assets                                                    $       3,614,618  $      3,655,924
                                                                      =================  ================

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 June 30,       December 31,
                                                                   2002            2001
                                                              --------------   -------------
                                                               (Unaudited)
                                   LIABILITIES

CURRENT LIABILITIES
 Notes payable                                                 $ 1,250,000      $ 1,244,653
 Current maturities of long-term debt                               97,334           51,075
 Current portion of capital lease obligations                       12,605            6,011
 Accounts payable - trade                                          925,582          733,505
 Accrued expenses                                                  117,073          120,570
                                                               -----------      -----------
    Total current liabilities                                    2,402,594        2,155,814
                                                               -----------      -----------

LONG-TERM DEBT
 Long-term debt - less current portion above                       149,212          154,092
 Capital lease obligations - less current portion above              5,849           15,371
                                                               -----------      -----------
    Total long-term debt                                           155,061          169,463
                                                               -----------      -----------

    Total liabilities                                            2,557,655        2,325,277
                                                               -----------      -----------

                              STOCKHOLDERS' EQUITY

COMMON STOCK,
 no par value; authorized 50,000,000 shares, issued
 and outstanding 11,048,797 and 10,895,626 shares                2,580,537        2,452,696

CONVERTIBLE PREFERRED STOCK,
 no par value; authorized 5,000,000 shares, issued
 and outstanding 78,500 and 92,500 shares                          716,823          844,664

PAID-IN CAPITAL                                                    203,716          203,716

ACCUMULATED DEFICIT                                             (2,444,113)      (2,170,429)
                                                               -----------      -----------
 Total stockholders' equity                                      1,056,963        1,330,647
                                                               -----------      -----------

 Total liabilities and stockholders' equity                    $ 3,614,618      $ 3,655,924
                                                               ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For the Three Months          For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                           2002          2001          2002           2001
                                                      --------------------------------------------------------
Net revenue                                           $ 1,022,648   $ 1,023,508    $ 1,958,515    $ 2,235,000

Cost of goods sold                                        797,201       802,703      1,538,018      1,760,422
                                                      --------------------------------------------------------

Gross profit on sales                                     225,447       220,805        420,497        474,578

Selling, general and administrative expenses              351,185       255,719        637,809        548,151
                                                      --------------------------------------------------------

Loss from operations                                     (125,738)      (34,914)      (217,312)       (73,573)

Interest and other income and expense                          17        (4,226)         1,321         (3,675)
Interest expense                                          (29,969)      (38,414)       (57,693)       (76,548)
                                                      --------------------------------------------------------

Net loss                                              $  (155,690)  $   (77,554)   $  (273,684)   $  (153,796)
                                                      ========================================================


Basic Net (Loss) Per Common Share                     $     (0.02)  $     (0.01)   $     (0.03)   $     (0.02)
                                                      ========================================================

Weighted average number of common shares
 outstanding                                           11,048,797    10,644,687     11,033,714     10,644,687
                                                      ========================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (Unaudited)

                                                    Preferred Stock         Common Stock                                  Total
                                               ----------------------------------------------
                                                Number of              Number of               Paid-In   Accumulated  Stockholders'
                                                  Shares     Amount      Shares      Amount    Capital     Deficit       Equity
                                               -------------------------------------------------------------------------------------
Balance at December 31, 2001                      92,500   $ 844,664   10,895,626 $ 2,452,696 $ 203,716  $(2,170,429) $1,330,647

Preferred Stock converted into Common Stock      (14,000)   (127,841)     140,000     127,841         -            -           -

Correction of number of shares issued in prior
    year                                               -           -       13,171           -         -            -           -

Net loss                                               -           -            -           -         -     (273,684)   (273,684)
                                               -------------------------------------------------------------------------------------

Balance at June 30, 2002                          78,500   $ 716,823   11,048,797 $ 2,580,537 $ 203,716  $(2,444,113) $1,056,963
                                               =====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                      For the Six Months Ended
                                                                                               June 30,
                                                                                         2002          2001
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                                          $(273,684)        $(153,796)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation expense                                                                 106,356            89,854
  Amortization expense                                                                   5,033             6,119
  (Increase) decrease in assets:
     Accounts receivable - trade                                                        71,914           358,484
     Inventories                                                                      (132,548)         (114,143)
     Prepaid expenses                                                                  (18,314)          (73,525)
     Patent costs                                                                       (4,348)          (36,314)
     Deposits and other assets                                                          (1,670)            7,889
 Increase (decrease) in liabilities:
     Accounts payable - trade                                                          192,077           115,752
     Accrued expenses                                                                   (3,497)           (7,636)
                                                                                -----------------  -----------------
       Net cash provided by (used in) operating activities                             (58,681)          192,684
                                                                                -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                                                 (34,212)         (184,080)
 Proceeds from disposal of property and equipment                                            -           375,000
                                                                                -----------------  -----------------
       Net cash provided by (used in) investing activities                             (34,212)          190,920
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt                                                  (29,621)         (337,846)
 Issuance of long-term debt                                                             71,000                 -
 Net borrowing (repayment) on bank line of credit                                        5,347           (78,578)
 Principal payments under capital lease obligations                                     (2,928)           (2,638)
                                                                                -----------------  -----------------
       Net cash provided by (used in) financing activities                              43,798          (419,062)
                                                                                -----------------  -----------------
       Net decrease in cash                                                            (49,095)          (35,458)
CASH AT BEGINNING OF PERIOD                                                             73,212            45,960
                                                                                -----------------  -----------------
CASH AT END OF PERIOD                                                                $  24,117         $  10,502
                                                                                =================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                                       $  42,724         $  77,290
                                                                                =================  =================
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
 Preferred Stock converted into Common Stock                                         $ 127,841         $       -
                                                                                =================  =================



The accompanying notes are an integral part of the consolidated financial statements.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2002 and December 31, 2001 consist of:


                                                          2002           2001
                                                          ----           ----
             Finished goods                           $ 1,601,973    $ 1,518,905
             Components and packaging                     351,183        301,703
                                                      -----------    -----------
                 Total                                $ 1,953,156    $ 1,820,608
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

For the three months ended June 30, 2002, 53.3% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $274,183, $158,700 and $112,395, respectively which represents 26.8%, 15.5% and 11.0% of total revenue.

For the three months ended June 30, 2001, 29.5% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $185,316 and $120,925, respectively which represents 17.8% and 11.7% of total revenue.

                        OURPET'S COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)

REVENUE RECOGNITION - Continued

For the six months ended June 30, 2002, 49.4% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $430,286, $316,300 and $221,704, respectively which represents 22.0%, 16.1% and 11.3% of total revenue.

For the six months ended June 30, 2001, 38.5% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $441,828 and $434,096, respectively which represents 19.4% and 19.1% of total revenue.

NET LOSS PER COMMON SHARE

Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 678,750 stock options, 2,405,131 warrants and 785,000 shares underlying the Preferred Stock at June 30, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended June 30, 2002 Compared to Three Months ended June 30, 2001

Net revenue for 2002 was $1,022,648, a decrease of 0.1 percent in revenue of $1,023,508 in 2001, consisting of net sales of proprietary products for the retail pet business. This decrease of $860 was primarily the result of a decrease in sales of approximately $87,000 to foreign customers which was offset by an increase in sales of approximately $86,000 to domestic customers. Sales to customers in Europe decreased by approximately $56,000 as a result of initial orders in 2001 that were not repeated in 2002. Sales to one of our major domestic customers increased by approximately $121,000 due to new product introductions in 2002 which were not present in 2001.

While net revenue decreased by 0.1 percent in 2002, cost of goods sold decreased by 0.7 percent, from $802,703 in 2001 to $797,201 in 2002. This higher decrease in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs increasing by 0.4 percent while the cost of purchased products sold and freight decreased by 1.0 percent from last year.

As a result of the net revenue percentage decreasing less than the cost of goods sold percentage, the Company's gross profit on sales increased by $4,642 or 2.1 percent from $220,805 in 2001 to $225,447 in 2002.

Selling, general and administrative expenses for 2002 were $351,185, an increase of 37.3 percent or $95,466 from the $255,719 for 2001. The significant increases were in advertising and marketing promotions of approximately $53,000 due to increased allowances given to customers and advertising for new products, in salaries and wages of approximately $14,000 due to an additional employee and increased compensation paid to existing employees, in stockholder and investor relations of approximately $11,000 for expenses incurred for investor and broker relations, in commissions accrued for the Company's sales representatives of approximately $6,000 due to a larger percentage of sales on which commissions are paid and/or higher commission rates are paid, and in the accruals for professional services of approximately $5,000 mainly due to increased fees paid to our export consultant.

Interest expense for 2002 was $29,969, a decrease of 22.0 percent, or $8,445, under the $38,414 in 2001. This decrease was primarily due to the effective interest rate paid on the bank line of credit declining from 9.33 percent in 2001 to 5.75 percent in 2002 on approximately the same level of borrowings.

The net loss for 2002 was $155,690 as compared to a loss of $77,554 for 2001 or an increase in loss of $78,136. This was as a result of the increase in selling, general and administrative expenses of $95,466 being more than the decrease in interest expense of $8,445, the increase in interest and other income of $4,243, and the decrease in net sales of $860 being smaller as a percentage than the decrease in cost of goods sold of $5,502 making the gross profit on sales higher in 2002 by $4,642.

Six Months ended June 30, 2002 Compared to Six Months ended June 30, 2001

Net revenue for 2002 was $1,958,515, a decrease of 12.4 percent in revenue of $2,235,000 in 2001, consisting of net sales of proprietary products for the retail pet business. This decrease of $276,485 was primarily the result of a decrease in sales of approximately $144,000 to two of our major customers due to a reduction in the number of products purchased by one of them and a significant reduction in inventories by the other major customer as a result of an improved distribution supply management system. Our sales to customers in Europe decreased by approximately $136,000 from the prior year as a result of initial orders in 2001 that were not repeated in 2002 while sales to new customers in Japan and Australia increased by approximately $72,000. Also the economic conditions as compared to the prior year had an effect on consumer spending for pet accessory products.

While net revenue decreased by 12.4 percent in 2002, cost of goods sold decreased by 12.6 percent, from $1,760,422 in 2001 to $1,538,018 in 2002. This higher decrease in costs as opposed to revenue was primarily due to variable and fixed warehouse and overhead costs increasing by 0.7 percent while the cost of purchased products sold and freight decreased by 16.1 percent from last year.

As a result of the net revenue percentage decreasing less than the cost of goods sold percentage, the Company's gross profit on sales decreased by $54,081 or
11.4 percent from $474,578 in 2001 to $420,497 in 2002.

Selling, general and administrative expenses for 2002 were $637,809, an increase of $89,658 over the $548,151 for 2001. The significant increases were in advertising and marketing promotions of approximately $74,000 due to increased allowances given to customers and advertising for new products, in stockholder and investor relations of approximately $29,000 for expenses incurred for investor and broker relations and meetings, and in salaries and wages of approximately $13,000 due to an additional employee and increased compensation paid to existing employees. These increases were partially offset by the decreases in commission accrued for the Company's sales representatives of approximately $20,000 due to the 12.4 percent decline in sales and a larger percentage of sales on which commissions are not paid and in cash discounts allowed of approximately $12,000 as a result of the decrease in sales on which discounts are allowed.

Interest expense for 2002 was $57,693, a decrease of 24.6 percent, or $18,855, under the $76,548 in 2001. This decrease was primarily due to the effective interest rate paid on the bank line of credit declining from 10.00 percent in 2001 to 5.75 percent in 2002 on approximately the same level of borrowings, which was partially offset by the interest expense for the SBA debt in the first quarter of 2002 which was not incurred in the first quarter of 2001.

The net loss for 2002 was $273,684 as compared to a loss of $153,796 for 2001 or an increase in loss of $119,888. While the decrease in net sales of $276,485 was smaller as a percentage than the decrease in cost of goods sold of $222,404, which resulted in the gross profit on sales being lower in 2002 by $54,081. Also the increased costs for selling, general and administrative expenses of $89,658 increased the loss in 2002. These increases were partially offset by the decrease in interest expense of $18,855 and the increase in interest and other income of $4,996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration ("SBA") debt and the proceeds from equity financing in 1998, 1999 and the second quarter of 2002. The Company funded its operations with subordinated debt and net cash provided by operating activities during 2000, 2001 and the first quarter of 2002. As of June 30, 2002, the Company had approximately $1,497,000 in principal amount of indebtedness (excluding $18,454 borrowed under capital lease obligations), consisting of (i) approximately $800,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 1%; (ii) approximately $176,000 outstanding principal amount under the term loans with the SBA , which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; (iii) approximately $65,000 principal balance under a promissory note with a bank, which bears interest at the prime rate plus 2% and is payable in monthly installments of $3,334 plus interest; and (iv) approximately $456,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership ("Beachcraft") (controlled by Dr.James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and an equipment purchase obligation, which bear interest at 10% and are due as follows: $150,000 on August 1, 2002 to Beachcraft, $200,000 on August 31, 2002 to Aveni and $100,000 on July 31, 2002 to Dr. Tsengas, Aveni, and Over the Hill Ltd., plus accrued interest. The equipment purchase note for approximately $6,000 is due in monthly payments of $478 including interest through September 2003. The Company's indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

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

The Company's short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $180,000 in the fourth quarter of 2000 and $94,000 for the year ended 2001 but prior to that it was not profitable and therefore relied on cash from its financing activities to fund its operations. The Company at year end 2001 closed on a new line of credit facility with a bank for an increased bank line of credit. On April 12, 2002 the Company signed a promissory note agreement with its bank whereby it can borrow up to $200,000 ($71,000 borrowed through June 30, 2002) at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,334 plus interest beginning May 15, 2002. As a result, barring a loss in yearly profitability that would affect its line of credit, the Company should be able to fund its operating cash requirements for 2002.

The Company's capital lease payments were approximately $7,900 for 2001 and are estimated to be approximately $7,900 and $12,300 for the years ending December 31, 2002 and 2003, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

Net cash used in operating activities for the six months ended June 30, 2002 was $58,681. Cash was used for the net loss for the six months of $162,295, net of non-cash charges for depreciation of $106,356 and amortization of $5,033. Cash was provided by the net change of $103,614 in working capital from the Company's operating assets and liabilities. Increases in working capital were from accounts receivable of $71,914 and from accounts payable of $192,077. Decreases in working capital were from inventory of $132,548, from patent costs of $4,348, from prepaid expenses of $18,314, from deposits and other assets of $1,670, and from accrued expenses of $3,497.

Net cash used in investing activities for the six months ended June 30, 2002 was $34,212 with the acquisition of property and equipment using the $34,212. Net cash provided by financing activities for the six months was $43,798. Cash was provided by the $71,000 borrowing under the promissory note agreement and the $5,347 net borrowing under the line of credit agreement with the bank. Cash was used for $32,549 in principal payments on long-term debt and capital lease obligations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 19, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corporation ( a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corporation, and a manufacturer, Bennett Plastics, Inc. On or about August 2, 2000, Plaintiff's Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. The Company has alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants' failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000. Defendant's Bennett and Bennett Plastics, Inc., filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. The Company does not dispute that payment on the Bennett invoices is owed. Early in the proceedings, Mr. Lemkin moved for summary judgment alleging that he was not a proper individual party. On or about March, 2002, the Court granted Mr. Lemkin's motion for summary judgment. As a result the Company filed a Motion for Relief from Judgment or, alternatively, for reconsideration. No decision has yet been reached on this issue. The Court established August 27, 2002 as the trial date. The Company cannot predict the likely outcome of this action.

Mr. Lemkin made written demand upon the Company to enter into a license agreement in 2000 for his patent, which he claims the Company is utilizing. In the litigation referenced above with Mr. Lemkin, no allegation was made regarding any royalty claim.

The Company's litigation against its former intellectual property counsel (see below) arises from the failure to obtain patent and copyright protection relating to several products, including the patent Mr. Lemkin obtained that the Company believes was improperly issued to Mr. Lemkin.

On January 18, 2001 the Company commenced legal action against its former patent attorneys relative to their handling of the Company's intellectual property matters. The matters involve the Company's products, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. The Company alleges that these failures caused the Company to lose its opportunity to obtain patent and trademark protection for these products. The lawsuit was dismissed without prejudice on April 4, 2002, and it was refiled against the Company's former intellectual property counsel and fiduciaries to the Company.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11  Computation of per share earnings.

    99  Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes - Oxley Act of 2002

(b) Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OURPET'S COMPANY

Dated: August 12, 2002                         /s/ Steven Tsengas
                                               ------------------
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


Dated: August 12, 2002                         /s/ John G. Murchie
                                               -------------------
                                                   John G. Murchie
                                                   Treasurer and
                                                   Controller
                                                   (Principal Financial Officer)