Form 10QSB
period 2002-09-30
OURPETS CO
filed 2002-11-14
CIK 1094139

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Commission File No: 000-31279

OurPet’s Company
(Exact name of Small Business Issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	34-1480558 (I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH (Address of principal executive offices)	44077 (Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of October 24, 2002, the Issuer had outstanding 11,117,297 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,430,131 shares of Common Stock.

Transactional Small Business Disclosure Format

Yes ☐ No ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,325	$73,212
Accounts receivable - trade, less allowance for doubtful accounts of $16,488 and $12,554	708,342	608,819
Inventories	1,658,017	1,820,608
Prepaid expenses	57,803	73,588

Total current assets	2,472,487	2,576,227

PROPERTY AND EQUIPMENT
Furniture and fixtures	118,828	109,222
Leasehold improvements	22,443	22,443
Tooling	1,355,704	1,301,004
Property held under capital leases	35,520	35,520
Construction in progress	27,430	54,323

Total	1,559,925	1,522,512
Less accumulated depreciation	723,142	565,828

Net property and equipment	836,783	956,684

OTHER ASSETS
Deposits and other	1,845	145
Patents, less amortization of $26,522 and $18,867	124,284	122,868

Total other assets	126,129	123,013

Total assets	$3,435,399	$3,655,924

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2002	December 31, 2001

	(Unaudited)

LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,300,000	$1,244,653
Current maturities of long-term debt	98,434	51,075
Current portion of capital lease obligations	12,049	6,011
Accounts payable - trade	710,537	733,505
Accrued expenses	142,597	120,570

Total current liabilities	2,263,617	2,155,814

LONG-TERM DEBT
Long-term debt - less current portion above	159,181	154,092
Capital lease obligations - less current portion above	4,883	15,371

Total long-term debt	164,064	169,463

Total liabilities	2,427,681	2,325,277

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 11,042,297 and 10,895,626 shares	2,580,537	2,452,696

CONVERTIBLE PREFERRED STOCK,
no par value; authorized 5,000,000 shares, issued and outstanding 78,500 and 92,500 shares	716,823	844,664

PAID-IN CAPITAL	203,716	203,716

ACCUMULATED DEFICIT	(2,493,358)	(2,170,429)

Total stockholders’ equity	1,007,718	1,330,647

Total liabilities and stockholders’ equity	$3,435,399	$3,655,924

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,

	2002	2001	2002	2001

Net revenue	$1,312,249	$1,600,248	$3,270,764	$3,835,248

Cost of goods sold	967,429	1,177,276	2,505,447	2,937,698

Gross profit on sales	344,820	422,972	765,317	897,550

Selling, general and administrative expenses	364,338	211,853	1,002,147	760,004

Income (loss) from operations	(19,518)	211,119	(236,830)	137,546

Interest and other income and expense	1,742	31	3,063	(3,644)
Interest expense	(31,469)	(40,879)	(89,162)	(117,427)

Net income (loss)	$(49,245)	$170,271	$(322,929)	$16,475

Basic Net Income (Loss) Per Common Share	$—	$0.01	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	11,042,297	10,681,644	11,032,297	10,657,141

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2001	92,500	$844,664	10,895,626	$2,452,696	$203,716	$(2,170,429)	$1,330,647

Preferred Stock converted into Common Stock	(14,000)	(127,841)	140,000	127,841	—	—	—

Correction of number of shares issued in prior year	—	—	6,671	—	—	—	—

Net loss	—	—	—	—	—	(322,929)	(322,929)

Balance at September 30, 2002	78,500	$716,823	11,042,297	$2,580,537	$203,716	$(2,493,358)	$1,007,718

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(322,929)	$16,475
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	157,314	137,702
Amortization expense	7,654	9,511
(Increase) decrease in assets:
Accounts receivable - trade	(99,523)	(960)
Inventories	162,591	45,046
Prepaid expenses	15,785	(79,507)
Patent costs	(9,070)	(55,896)
Deposits and other assets	(1,700)	9,479
Increase (decrease) in liabilities:
Accounts payable - trade	(22,968)	42,772
Accrued expenses	22,027	(48,438)

Net cash provided by (used in) operating activities	(90,819)	76,184

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(37,413)	(212,543)
Proceeds from disposal of property and equipment	—	375,000

Net cash provided by (used in) investing activities	(37,413)	162,457

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(53,552)	(337,846)
Issuance of long-term debt	106,000	—
Net borrowing on bank line of credit	55,347	97,197
Payment of notes payable to shareholders	—	(5,000)
Principal payments under capital lease obligations	(4,450)	(4,010)

Net cash provided by (used in) financing activities	103,345	(249,659)

Net decrease in cash	(24,887)	(11,018)

CASH AT BEGINNING OF PERIOD	73,212	45,960

CASH AT END OF PERIOD	$48,325	$34,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$72,446	$113,260

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$127,841	$—

Accrued interest converted into Common Stock	$—	$37,500

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and Sanar Manufacturing Company (“Sanar”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2001 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2002.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2002 and December 31, 2001 consist of:

	2002	2001

Finished goods	$1,338,629	$1,518,905
Components and packaging	319,388	301,703

Total	$1,658,017	$1,820,608

All inventories are pledged as collateral for bank and small business administration loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2002, 51.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $501,882 and $171,371, respectively which represents 38.2% and 13.1% of total revenue, respectively.

For the three months ended September 30, 2001, 64.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $532,044 and $517,681, respectively which represents 32.7% and 31.8% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

REVENUE RECOGNITION – Continued

For the nine months ended September 30, 2002, 43.4% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $932,168 and $487,671, respectively which represents 28.5% and 14.9% of total revenue, respectively.

For the nine months ended September 30, 2001, 49.4% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $966,140 and $959,509, respectively which represents 24.8% and 24.6% of total revenue, respectively.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be anti dilutive. Common shares that could be potentially dilutive include 678,750 stock options, 2,430,131 warrants and 785,000 shares underlying the Preferred Stock at September 30, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended September 30, 2002 Compared to Three Months ended September 30, 2001

Net revenue for 2002 was $1,312,249, a decrease of 18 percent in revenue of $1,600,248 in 2001, consisting of net sales of proprietary products for the retail pet business. This decrease of $287,999 was primarily the result of a decrease in sales of approximately $346,000 to one of our major customers due to a special promotion in 2001 that was not repeated in 2002. This decrease was partially offset by a net increase in sales to other customers of approximately $58,000.

While net revenue decreased by 18 percent in 2002, cost of goods sold also decreased by 18 percent, from $1,177,276 in 2001 to $967,429 in 2002. This decrease in cost of goods sold was as a result of the cost of purchased products sold and freight decreasing by 21 percent and the variable and fixed warehouse and overhead costs decreasing by 3 percent compared to the prior year.

As a result of the net revenue percentage decreasing the same as the cost of goods sold percentage, the Company’s gross profit on sales decreased by $78,152 or 18 percent from $422,972 in 2001 to $344,820 in 2002.

Selling, general and administrative expenses for 2002 were $364,338, an increase of 72 percent or $152,485 from the $211,853 for 2001. The significant increases were in advertising and marketing promotions of approximately $21,000 due to increased allowances given to customers and advertising for new products, in commissions and fees accrued for the Company’s sales representatives of approximately $28,000 due to a larger percentage of sales on which commissions are paid and/or higher commission rates are paid, in marketing salaries and wages of approximately $12,000 due to an additional employee and increased compensation paid to existing employees, in stockholder and investor relations of approximately $10,000 for expenses incurred for investor and broker relations, and in accruals for professional services of approximately $71,000 mainly due to increased legal fees incurred for various lawsuits and also an adjustment for over accruals recorded in 2001.

Interest expense for 2002 was $31,469, a decrease of 23 percent, or $9,410, under the $40,879 in 2001. This decrease was primarily due to the effective interest rate paid on the bank line of credit declining from 8.50 percent in 2001 to 5.75 percent in 2002 on approximately a $50,000 decrease in average borrowing.

The results for 2002 was a net loss of $49,245 as compared to net income of $170,271 for 2001 or a decrease of $219,516. This was as a result of the increase in selling, general and administrative expenses of $152,485 and the decrease in gross profit on sales of $78,152 being larger than the decrease in interest expense of $9,410 and the increase in interest and other income of $1,711

Nine Months ended September 30, 2002 Compared to Nine Months ended September 30, 2001

Net revenue for 2002 was $3,270,764, a decrease of 15 percent in revenue of $3,835,248 in 2001, consisting of net sales of proprietary products for the retail pet business. This decrease of $564,484 was primarily the result of approximately $506,000 decrease in sales to our two major customers due to a special promotion in 2001 that was not repeated in 2002 and a reduction in the number of products purchased by one of them and a significant reduction in inventories by the other major customer as a result of an improved distribution supply management system. Also our sales to customers in Europe and Canada decreased by approximately $134,000 from the previous year as a result of initial orders in 2001 that were not repeated in 2002 while sales to new customers in Japan and Australia increased by approximately $75,000.

While net revenue decreased by 15 percent in 2002, cost of goods sold also decreased by 15 percent, from $2,937,698 in 2001 to $2,505,447 in 2002. This decrease in cost of goods sold was as a result of the cost of purchased products sold and freight decreasing by 18 percent and the variable and fixed warehouse costs decreasing by 1 percent compared to the prior year.

As a result of the net revenue percentage decreasing the same as the cost of goods sold percentage, the Company’s gross profit on sales decreased by 15 percent or $132,233 from $897,550 in 2001 to $765,317 in 2002.

Selling, general and administrative expenses for 2002 were $1,002,147, an increase of $242,143 over the $760,004 for 2001. The significant increases were in advertising and marketing promotions of approximately $95,000 due to increased allowances given to customers and advertising for new products, in commissions and fees accrued for the Company’s sales representatives of approximately $12,000 due to a larger percentage of sales on which commissions are paid and/or higher commission rates are paid, in marketing salaries and wages of approximately $26,000 due to an additional employee and increased compensation paid to existing employees, in stockholder and investor relations of approximately $39,000 for expenses incurred for investor and broker relations, and in accruals for professional services of approximately $64,000 mainly due to increased legal fees incurred for various lawsuits and also an adjustment for over accruals recorded in 2001.

Interest expense for 2002 was $89,162, a decrease of 24 percent, or $28,265, under the $117,427 in 2001. This decrease was primarily due to the effective interest rate paid on the bank line of credit declining from 9.50 percent in 2001 to 5.75 percent in 2002 on approximately a $26,000 decrease in average borrowing.

The net loss for 2002 was $322,929 as compared to net income of $16,475 for 2001 or a decrease of $339,404. This was as a result of the increase in selling, general and administrative expenses of $242,143 and the decrease in gross profit on sales of $132,233 being larger than the decrease in interest expense of $28,265 and the increase in interest and other income of $6,707.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations principally from bank and Small Business Administration (“SBA”) debt and the proceeds from equity financing in 1998, 1999 and the second and third quarters of 2002. The Company funded its operations with subordinated debt and net cash provided by operating activities during 2000, 2001 and the first quarter of 2002. As of September 30, 2002, the Company had approximately $1,558,000 in principal amount of indebtedness (excluding $16,932 borrowed under capital lease obligations), consisting of (i) approximately $850,000 principal balance under the line of credit agreement with a bank, which bears interest at the prime rate plus 1%; (ii) approximately $163,000 outstanding principal amount under the term loans with the SBA which bear interest at 5.244% and 6.999% and are payable in monthly installments of $5,300 including interest; (iii) approximately $90,000 principal balance under a promissory note with a bank which bears interest at the prime rate plus 2% and is payable in monthly installments of $3,334 plus interest; and (iv) approximately $455,000 outstanding principal amount under the notes payable to Beachcraft Limited Partnership (“Beachcraft”) (controlled by Dr. James McCourt, director and stockholder), Dr. Steven Tsengas (officer, director and stockholder), Joseph Aveni (director and stockholder), Over the Hill Ltd. (stockholder), and an equipment purchase obligation, which bear interest at 10% and are due as follows: $150,000 on February 1, 2003 to Beachcraft, $200,000 on August 31, 2003 to Aveni and $100,000 on July 31, 2003 to Dr. Tsengas, Aveni, and Over the Hill Ltd., plus accrued interest. The equipment purchase note for $5,000 is due in monthly payments of $478 including interest through September 2003. The Company’s indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

The note for $150,000 from Beachcraft, originally due on February 1, 2001, has been extended four times for six months each and is now due with accrued interest on February 1, 2003. In consideration for the first three of these extensions the Company issued warrants each for 37,500 shares to Beachcraft at an exercise price of $1.25 per share with an expiration date of July 31, 2003. Subsequent to the first two issuances the number of warrants and exercise price has been adjusted to 75,727 warrants exercisable at $1.238 a share in accordance with the warrant anti-dilution provisions. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to a private transaction involving the loan of funds to the Company. No general advertisement or solicitation was conducted.

The Company’s short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $180,000 in the fourth quarter of 2000 and $94,000 for the year ended 2001, but prior to that it was not profitable and therefore relied on cash from its financing activities to fund its operations. The Company at year end 2001 closed a new line of credit facility with a bank for an increased bank line of credit. On April 12, 2002 the Company signed a promissory note agreement with its bank whereby it can borrow up to $200,000 ($106,000 borrowed through September 30, 2002) at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,334 plus interest beginning May 15, 2002. As a result, barring a loss in yearly profitability that would affect its line of credit, the Company should be able to fund its operating cash requirements for 2002.

The Company’s capital lease payments were approximately $7,900 for 2001 and are estimated to be approximately $7,900 and $12,300 for the years ending December 31, 2002 and 2003, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

Net cash used in operating activities for the nine months ended September 30, 2002 was $90,819. Cash was used for the net loss for the nine months of $157,961, including the non-cash charges for depreciation of $157,314 and amortization of $7,654. Cash was provided by the net change of $67,142 in working capital from the Company’s operating assets and liabilities. Increases in working capital were from inventory of $162,591, from prepaid expenses of $15,785, and from accrued expenses of $22,027. Decreases in working capital were from accounts receivable of $99,523, from patent costs, deposits and other assets of $10,770, and from accounts payable of $22,968.

Net cash used in investing activities for the nine months ended September 30, 2002 was $37,413 with the acquisition of property and equipment using the $37,413. Net cash provided by financing activities for the nine months was $103,345. Cash was provided by the $106,000 borrowing under the promissory note agreement and the $55,347 net borrowing under the line of credit agreement with the bank. Cash was used for $58,002 in principal payments on long-term debt and capital lease obligations.

When used in this Form 10 QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10 QSB. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about July 19, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corporation ( a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corporation, and a manufacturer, Bennett Plastics, Inc. On or about August 2, 2000 Plaintiff’s Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. The Company had alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claimed that Defendants’ failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000. Defendants’ Bennett and Bennett Plastics, Inc., filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. The Company did not dispute that payment on the Bennett invoices was owed. Early in the proceedings, Mr. Lemkin moved for summary judgment alleging that he was not a proper individual party. On or about March, 2002, the Court granted Mr. Lemkin’s motion for summary judgment. As a result the Company filed a Motion for Relief from Judgment or, alternatively, for reconsideration. No decision has yet been reached on this issue. The Court established August 27, 2002 as the trial date. However, prior thereto, the Company reached an agreement to settle its dispute with Defendants’ Bennett and Bennett Plastics, Inc. in return for mutual releases and waivers and these Defendants were dismissed from the litigation with prejudice. Also the Company dismissed Defendants’ Sinitron Corporation and Jack Lemkin without prejudice and the Company intends to refile the lawsuit against Sinitron Corporation and Jack Lemkin before year-end. The Company cannot predict the likely outcome of this action.

In December, 2000, the Company’s former intellectual property counsel informed the Company that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. The Company filed a suit for professional negligence against its intellectual property counsel in the Summit County Court of Common Pleas on January 18, 2001. That lawsuit was voluntarily dismissed and re-filed in Cuyahoga County Court of Common Pleas where it is currently pending. The Company cannot predict the outcome of this matter, but intends to prosecute it vigorously.

As a result of the negligence of the Company’s intellectual property counsel, Mr. Lemkin was able to file for and obtain a patent on various aspects of one of the Company’s products. The Company commenced suit against Lemkin in the United States District Court, Northern District of Ohio seeking, among other things, a declaration that Lemkin’s patent either belongs to the Company, or is invalid due to Lemkin’s failure to disclose the Company’s role in developing the product in his application for the patent. The Court issued a temporary restraining order against Lemkin, and that litigation is currently pending, The Company cannot predict the outcome of this matter, but intends to prosecute it vigorously.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President David F. Harman entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify the Company and the individual guarantors of the Small Business Administration loans for any debts incurred on the purchase and operation of SMP by Akon.

In September 2000, Akon breached the asset purchase agreement and in October 2000, the Company filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including the non-payment of loans, resulting from Akon's breach of the asset purchase agreement.

In December 2001, Harman filed a Third-Party Complaint against the Company alleging intentional infliction of emotional distress seeking compensatory and punitive damages against the Company and the individual guarantors. The Company has vigorously defended against Harman’s allegations and a motion to dismiss his intentional infliction claims is currently pending with the Court.

A mediation of the parties’ disputes is scheduled to occur in January 2003, and trial has been scheduled to commence in February 2003. The Company cannot predict the likely outcome of either the mediation or the scheduled trial.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. The Company is not a party to any litigation or governmental proceeding which its management or legal representatives believe could result in any judgments or fines against it that would have a material adverse effect or impact in the Company’s financial position, liquidity or results of operation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on August 3, 2002.

There were 9,229,544 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain

Joseph T. Aveni	9,189,044	0	40,500
Dr. James W. McCourt	9,189,044	0	40,500
Andrew H. Tasker	9,189,044	0	40,500
Dr. Steven Tsengas	9,189,044	0	40,500

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent auditors for the year ending December 31, 2002. Of the 9,229,544 shares present at the meeting in person or by proxy, 9,189,044 were voted in favor of such proposal, no shares were voted against such proposal, and 40,500 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11	Computation of per share earnings.

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY
Dated: November 14, 2002	/s/ STEVEN TSENGAS

President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2002	/s/ JOHN G. MURCHIE

John G. Murchie Treasurer and Controller (Principal Financial Officer)

Certifications Pursuant to 17 CFR Section 240.13a-14

I, Steven Tsengas, President and Chief Executive Officer of OurPet’s Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OurPet’s Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven Tsengas
President and Chief Executive Officer
(Principal Executive Officer)

I, John G. Murchie, Chief Financial Officer of OurPet’s Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OurPet’s Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John G. Murchie
Chief Financial Officer
(Principal Financial Officer)

Simultaneously with the filing of this quarterly report on Form 10-QSB, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.