Form 10KSB
period 2002-12-31
OURPETS CO
filed 2003-03-27
CIK 1094139

As filed with the Securities and Exchange Commission on March 27, 2003

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission file number: 000-31279

OurPet’s Company

(Exact name of Small Business Issuer in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	((I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (440) 354-6500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2002 were $4,693,222. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $867,520 as of March 3, 2003. As of March 3, 2003, the issuer had outstanding 11,188,297 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on June 7, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒ .

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2002

This report on the Form 10-KSB (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding the Company’s cash needs and ability to fund its requirements, building of its market presence and ability to succeed as planned and its ability to successfully obtain and protect its patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Item 1. Description of Business – Risk Factors” for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Introductory Note

OurPet’s Company, a Colorado corporation, (the “Company”) is engaged in developing, manufacturing and marketing various proprietary products for the retail pet business. As used herein, the term Company includes each of the Company’s subsidiaries, unless the context otherwise requires.

PART I

Item 1.    Description of Business.

The Company’s management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”) to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger no affiliation or other relationship existed between Manticus and the Company or the Company’s shareholders. As operations for the newly merged entity were, and continue to be, conducted in Ohio, Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’ Articles of Incorporation was amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company.

Virtu develops and markets products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 75 products for dogs, cats, birds and other small animals. All are marketed under the OurPet’s label to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

According to the 2001/2002 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 63.4 million U.S. households (62% of all households) currently own a pet, with approximately 29% of those households owning more than one pet. The most popular pets are dogs (39% of all households) and cats (34% of all households). The above survey estimates that there are approximately 353 million pets in the United States.

The Company sells its products in the following market segments:

mass retailers—eg. Wal-Mart, Kmart, Target
pet store chains—eg. PetsMart, Petco
pet catalogues—eg. Drs. Foster & Smith, Pet Edge
general catalogues—eg. Hammacher Schlemmer, Solutions
clubs—eg. Costco, BJ’s
grocery chains—eg. Stop-N-Shop, Safeway
pet food makers—eg. Friskies, Ralston Purina
pet distributors/pet dealers—eg. Wolverton, Central Garden & Pet

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from the Company pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on the Company’s current price list. Even the larger retailers, which might have written contracts with the Company, are under no obligation to purchase specific product from the Company. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. The Company currently has approximately 190 customers to whom it sells products, with the total number and identity of its customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of the Company’s customers account for 10% or more of its sales. While the Company had approximately 190 customers for the year ended December 31, 2002, 41.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,246,262 and $728,228, respectively which represents 25.9% and 15.1% of total revenue.

The Company currently markets products such as dog and cat feeders, dog and cat toys, cat litter, and natural and nutritional pet supplements and treats. The Company conducts its marketing and sales activities through 6 in-house officers and/or employees, 46 general merchandise independent sales agents, 12 specialty market independent sales agents and 2 catalog market independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 5% of net sales to customers.

The Company’s marketing strategies include, among others, trade shows, customer visitation, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

The Company has been granted ten United States patents for dog and cat feeders and has twelve United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. The Company registered its logo, “OurPet’s”, as a registered trademark. To protect its trade names it obtained twelve additional trademark registrations and applied for six trademark registrations, which are still pending.

The patents issued and granted to the Company are:

Patent No.	Issue Date	Title
5,509,376	April 23, 1996	Animal Feeder Assembly
5,730,081	March 24, 1998	Animal Feeder Assembly
D393,107	March 31, 1998	Small Animal Feeder
6,032,615	March 7, 2000	Amusement Device for
Household Pets, such as Cats
6,158,390	December 12, 2000	Pet Ball
6,237,538	May 29,2001	Pet Toy Ball Feeder
6,371,053	April 16, 2002	Simulated Mouse Toy with
Pre-Recorded Sound Chip
D456,570	August 28, 2002	Pet Toy and Exerciser
6,467,428	October 22, 2002	Filtered Water and Feeding System
D467,045	December 10, 2002	Stackable Pet Feeder

Patent applications that are pending are:

Serial No.	File Date	Title
09/813746	March 31, 2000	Cover for Pet Food and Water Bowls
09/590815	June 9, 2000	Food and Treat Dispenser
09/778543	February 7, 2001	Vocal Training and Companionship
10/008131	November 5, 2001	Portable Fluid Delivery System
09/802749	March 8, 2001	Pet Toy
29/152806	December 27, 2001	Pet Feeder Top
10/179117	June 25, 2002	Pet Food Product
60/393071	July 2, 2002	Nutrient and Anti-Microbial Pet Bone
10/206645	July 26, 2002	Interactive Pet Toy
60/405872	August 26, 2002	Improved Cat Litter
10/264223	October 3, 2002	Improved Cat Litter
10/325019	December 20, 2002	Toxic Material Exposure Indicator

Trademark registrations obtained by Company are:

Registration No.	Date Registered	Name
2,048,003	March 25, 1997	OurPet’s
2,016,545	November 12, 1996	Flexo-Feeder
2,219,049	January 19, 1999	Push-N-Roll
2,220,580	January 26, 1999	Triple Track
2,221,776	February 2, 1999	Zig-N-Zag
2,226,341	February 23, 1999	Play-N-Treat
2,498,759	October 16, 2001	Play-N-Squeak
2,447,094	April 24, 2001	Molecuball
2,563,464	April 23, 2002	Delidome
2,577,849	June 11, 2002	OurPet’s
2,574,795	June 4, 2002	Wufer Ball
2,664,532	December 17, 2002	Speed-E-Drink
2,688,515	February 18, 2003	Mouse-N-Cheese

The following trademark registration applications are pending:

Serial Number	Dated Filed	Name
76/320,679	October 3, 2001	Speed-N-Treat
76/395,679	April 15, 2002	Dog-E-Licious
76/395,681	April 15, 2002	Cat-E-Licious
76/395,682	April 15, 2002	IcePudding
76/435,630	July 29, 2002	OurPet’s Choice Litter
76/462,949	October 22, 2002	Butterfly Ball

As of March 3, 2003, the Company had 11 full-time employees consisting of the 4 officers, 3 other employees in sales and marketing, 1 employee in finance and administration and 3 employees in warehousing and shipping. The Company does not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of the Company’s employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages, nor to the Company’s knowledge, are any threatened.

The Company conducts its own research and development activities and also uses outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $47,487 for the year ended December 31, 2002 and $51,412 for the year ended December 31, 2001.

Risk Factors

The Company is still building its market presence and is subject to substantial competition that could inhibit its ability to succeed as planned.

The Company is one of many small companies in the pet product market with no measurable percentage of that market. It is still attempting to build its market presence as it competes with both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Any reputation that the Company may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. The Company’s products may not be well received by the pet owners, or other companies may surpass the Company in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection and if this trend continues or these retailers are unable to emerge from bankruptcy protection this could adversely effect Company sales.

Additional financing may not be available when required by the Company.

The Company will need additional financing, which is estimated to be approximately $300,000 in 2003 and $1,200,000 in 2004, for new product launches, warehouse equipment, working capital, research and development of new products, strategic acquisitions, and molds and tooling to produce new products. If the financial resources are not available when needed, or are not available on affordable terms, then the Company’s ability to increase its sales and profits will be hampered, which in turn harms its financial performance.

The loss of key personnel could adversely affect Company operations.

The Company is and will continue to be dependent on its key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Glenn R. Godley, Executive Vice President of Marketing/Sales; and John G. Murchie, Vice President, Treasurer and Controller. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. The Company does not have employee contracts with its key personnel and may not succeed in retaining its key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect the Company’s patents could harm its competitive advantage.

The Company’s success will depend, in part, on its ability to maintain protection for its products under United States patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has ten U.S. patents issued and twelve U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent the Company’s patent protection. Should the Company fail to obtain and protect its patents, its competitive advantage will be harmed.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

The Company currently has 11,188,297 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 3, 2003, the Company had outstanding 71,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 710,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 3, 2003, the Company had outstanding 2,445,319 warrants to purchase an aggregate of 2,445,319 shares of Common Stock at exercise prices ranging from $0.452 to $1.463 per share and options to purchase an aggregate of 669,250 shares of Common Stock at exercise prices ranging from $0.10 to $1.25 per share. The Company has reserved an aggregate of 850,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, the Company’s ability to obtain additional financing on favorable terms may be adversely affected.

Resale of the Company’s securities are and will continue to be subject to restrictions.

The Company’s securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company’s securities and may adversely affect the ability of the holders of the Company’s securities to sell such securities in the secondary market.

SEC regulations define a “penny stock” to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Prior to any transaction involving a penny stock, unless exempt, SEC rules require delivery of a disclosure schedule prepared by the broker-dealer relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and about current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Possible Volatility of Market Price of Common Stock

The market price of the Company’s securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company’s operating results, announcements by the Company or its competitors concerning innovations and new products or systems may have a significant impact on the market price of the Company’s securities. In addition, the Company has experienced limited trading volume in its Common Stock.

Item 2.    Description of Property.

The Company leases a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is the President, a director and a major stockholder of the Company. Konstantine Tsengas is a Vice President and Secretary of the Company, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company. The current monthly rental is $11,550 plus real estate taxes with annual increases based upon the change in the indicated consumer price index in the preceding year. The initial lease term was five years ending on May 31, 1998, it was extended for an additional five year term ending on May 31,2003, and will likely be extended for another five year term in May of 2003. The Company believes that this facility will provide adequate warehouse and office space to meet the needs of the Company for the immediate future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of the Company’s management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in the Company’s various debt agreements.

Item 3.    Legal Proceedings.

On or about July 19, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corp. (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron, and a manufacturer, Bennett Plastics, Inc. On or about August 2, 2000, the Company’s Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. The Company had alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000. Defendants, Bennett and Bennett Plastics, filed a counterclaim against the

Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. The Company did not dispute that payment on the Bennett invoices was owed. The Court established August 27, 2002 as the trial date. However, prior thereto, the Company reached an agreement to settle its dispute with Defendants Bennett and Bennett Plastics in return for mutual releases and waivers. These Defendants were dismissed from the litigation with prejudice. The Company subsequently dismissed its litigation against Defendants Sinitron and Jack Lemkin without prejudice and refiled the lawsuit against Sinitron only on December 26, 2002 under OurPet’s Company and Virtu Company vs. Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. The complaint alleges four counts: breach of contract, negligence, fraud and breach of third party beneficiary rights. The Company intends to transfer the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. While the Company believes that its case against Sinitron is strong, it cannot predict the likely outcome of this action at such an early stage in the proceeding.

In December, 2000, the Company’s former intellectual property counsel informed the Company that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. The Company filed a suit for professional negligence against its intellectual property counsel in the Summit County Court of Common Pleas on January 18, 2001. That lawsuit was voluntarily dismissed and re-filed on June 5, 2002, in Cuyahoga County Court of Common Pleas under the caption OurPet’s Company, et al. vs.Oldham & Oldham LPA, et. Al.,where it is currently pending. No trial date has been set at this time. The Company cannot predict the outcome of this matter, but intends to prosecute it vigorously.

As a result of the negligence of the Company’s intellectual property counsel, Mr. Lemkin was able to file for and obtain a patent on various aspects of one of the Company’s products. Upon its voluntary dismissal without prejudice of the lawsuit against Sinitron Corp. and Mr. Lemkin, the Company commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio seeking, among other things, a declaration that Lemkin’s patent either belongs to the Company, or is invalid due to Lemkin’s failure to disclose the Company’s role in developing the product in his application for the patent. The case is captioned OurPet’s et. al. vs.Jack Lemkin et. al. The Federal Court issued a temporary restraining order against Lemkin, and that litigation is currently pending. The Company cannot predict the outcome of this matter, but intends to prosecute it vigorously.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify the Company and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon.

In September 2000, Akon breached the asset purchase agreement and in October 2000, the Company filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against the Company alleging intentional infliction of emotional distress seeking compensatory and punitive damages against the Company and the individual guarantors. Both actions were dismissed without prejudice in March 2003. The Company retains the option of refiling its action against Akon and Harman.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters.

The Company’s Common Stock has been quoted on the Nasdaq Over-The-Counter Bulletin Board Market under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2001	1.00	1.00
March 31, 2002	1.00	0.15
June 30, 2002	0.26	0.14
September 30, 2002	0.22	0.13
December 31, 2002	0.18	0.10

As of March 3, 2003, the Company had approximately 189 holders of record of Common Stock.

Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after payment of any accrued dividends on Preferred Stock. The Company has never paid any cash dividends nor does it intend, in the foreseeable future, to make any cash distributions to its Common Stockholders as dividends. The Company cannot currently distribute cash dividends without violating its loan agreement with its bank.

There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

During 2002, the Company has sold the following securities without registering them under the Securities Act of 1933, as amended (the “Securities Act”).

As previously disclosed in prior filings, in February 2001, August 2001 and February 2002, the Company originally issued a total of 112,500 warrants which expire on July 31, 2003, at an exercise price of $1.25 per share to Beachcraft Limited Partnership in consideration of extensions of the loan made to the Company. Subsequent to their issuances the number of warrants and exercise price changed in accordance with the warrants’ anti-dilution provision to 76,220 exercisable at $1.230 per share and 37,742 exercisable at $1.242 per share. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by the Company pursuant to private transactions involving the loan of funds to the Company. No general advertisement or solicitation was conducted. The Company believes the terms it received from the loan are at least as favorable as the terms it could have obtained from unaffiliated third parties.

As previously disclosed in a prior filing, in March 2002, the Company originally issued 13,187 warrants which expire on March 1, 2004, at an exercise price of $0.455 per share to an individual as partial payment for public relation services provided to the Company. In August 2002 the Company originally issued 25,000 warrants which expire on August 3, 2005 at an exercise price of $1.25 per share to an unrelated investment securities firm as payment for investor relations services provided to the Company. The individual and firm have no relationship with the Company other than being providers of services. Subsequent to their issuance the number of warrants and the exercise price changed in accordance with the warrants’ anti-dilution provision to 13,275 warrants exercisable at $0.452 per share for the individual and 25,161 warrants exercisable at $1.242 per share for the firm. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not part of a public offering. The warrants were issued by the Company pursuant to a private transaction for the provision of investor relations services. No general advertisement or solicitation was conducted.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, the Company has funded its operations principally from net cash provided by operating activities during 2001 and with bank borrowings in 2002.

In July of 2001, the Company issued 50,471 shares of Common Stock to Joseph T. Aveni, director and stockholder, upon the exercise of warrants at an exercise price of $0.743 per share for cancellation of accrued interest as consideration for the Common Stock.

In November of 2001, the Company issued 25,468 shares of Common Stock to Dr. Gundumalla Goud, a non-affiliated individual, upon the exercise of warrants at an exercise price of $1.227 per share for cancellation of debt ($25,000) and accrued interest ($301) and a cash payment ($5,949) as consideration for the Common Stock.

In April of 2002, the Company entered into a promissory note agreement with its bank under which it can borrow up to $200,000 for working capital purposes. The note is payable in monthly payments of $3,334 plus interest at prime plus 2% beginning in May of 2002. During 2002 the Company borrowed a total of $106,000 under this agreement and repaid $26,672.

Also during 2002 the Company had net borrowings of $55,347 under its line of credit facility with its bank under which it can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2002 the Company had a balance of $850,000 under the line of credit with the bank at an interest rate of prime plus 1%.

Results of Operations

Year Ended December 31, 2002 (2002) Compared to Year Ended December 31, 2001 (2001)

Net revenue for 2002 was $4,693,222, a decrease of 13 percent of revenue of $5,365,335 in 2001, consisting of sales of proprietary products for the retail pet business. This decrease of $672,113 was primarily the result of approximately a $426,000 decrease in sales to one of our major customers due to a special promotion in 2001 that was not repeated in 2002 and a reduction in the number of products purchased by them in 2002. Another of our larger customers had a decrease in sales of approximately $146,000 due to a major product initial order in 2001 that was not repeated in 2002. Also our sales to customers in Europe decreased by approximately $86,000 from 2001 due to initial orders from new customers in 2001 that were not repeated in 2002 while sales to new customers in Japan, Canada and Australia increased by approximately $109,000.

While net revenue decreased by 13 percent in 2002, cost of goods sold also decreased by 13 percent, from $4,057,430 in 2001 to $3,510,184 in 2002. This decrease of $547,246 in cost of goods sold was as a result of the cost of purchased products sold and freight decreasing by 16 percent and the variable and fixed warehouse costs decreasing by 1 percent compared to 2001.

As a result of the decrease in both net revenues and the cost of goods sold, the Company’s gross profit on sales decreased by 10 percent, or $124,867, from $1,307,905 in 2001 to $1,183,038 in 2002.

Selling, general and administrative expenses for 2002 were $1,337,437, an increase of $252,480 or 23 percent over the $1,084,957 for 2001. The significant increases were in advertising and marketing promotions of approximately $101,000, in marketing salaries and wages of approximately $31,000, in stockholder and investor relations of approximately $38,000, and in accruals for professional services of approximately $81,000. Advertising and marketing promotions increased due to larger allowances given to customers and advertising for new products. Marketing salaries and wages increased due to an additional employee for part of the year and increased compensation paid to existing employees. Stockholder and investor relations increased due to expenses incurred for investor and broker relations as a result of the Company’s Common Stock being quoted on the Nasdaq Over-The-Counter Bulletin Board Market since December 2001. Professional services increased mainly due to legal fees incurred for various lawsuits and also an adjustment for over accruals recorded in 2001.

Interest expense for 2002 was $119,813, a decrease of 20 percent, or $30,519, from $150,332 in 2001. This decrease was primarily due to the average interest rate paid on the bank line of credit declining from 8.92 percent in 2001 to 5.67 percent in 2002 on approximately a $35,500 increase in average borrowing.

The net loss for 2002 was $270,258 as compared to net income of $93,770 for 2001 or a decrease of $364,028. This was primarily a result of the decrease in gross profit and an increase in selling, general and administrative expenses of $252,480, partially offset by the decrease in interest expense and the decrease in interest and other income and expense.

Liquidity and Capital Resources

As of December 31, 2002, the Company had approximately $1,549,000 in principal amount of indebtedness (excluding $15,371 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$850,000
SBA term loans	5.244% & 6.999%	166,000
Bank term loan	Prime plus 2%	79,000
Other notes payable	10%	454,000

The bank line of credit interest is payable monthly. The term loans with the SBA are payable in monthly installments of $5,300 including interest. The bank term loan is payable in monthly installments of $3,334 plus interest. The other notes payable are due as follows: $150,000 on August 1, 2003, to Beachcraft L.P., $200,000 on August 31, 2003, to Joseph T. Aveni and $100,000 on July 31, 2003, to Dr. Steven Tsengas, Joseph T. Aveni, and Over the Hill Ltd., plus accrued interest. Also an equipment purchase note for $4,000 is due in monthly payments of $478 including interest through September 2003. The Company’s indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note for $150,000 from Beachcraft L.P., originally due February 1, 2001, has been extended five times for six months each and is now due with accrued interest on August 1, 2003. In consideration for the first three of these extensions the Company issued warrants each time for the purchase of 37,500 shares of Common Stock to Beachcraft L.P. at an exercise price of $1.25 per share with an expiration date of July 31, 2003. Subsequent to their issuance the warrants were adjusted to 76,220 warrants exercisable at $1.230 per share and 37,742 warrants exercisable at $1.242 a share in accordance with the warrant anti-dilution provisions.

The Company’s short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company recorded a profit of approximately $94,000 for the year ended 2001 but recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from its financing activities to fund its operations. The Company at year end 2001 closed on a new line of credit facility with a bank for an increased line of credit. On April 12, 2002 the Company signed a promissory note agreement with its bank whereby it can borrow up to $200,000 ($106,000 borrowed and $27,000 repaid through December 31, 2002) at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,334 plus interest beginning May 15, 2002. As a result, absent a failure to regain profitability in 2003 that would affect renewals of the terms of its line of credit, the Company should be able to fund its operating cash requirements for 2003.

The Company’s capital lease payments were approximately $7,900 for 2002 and are estimated to be approximately $12,300 and $4,100 for the years ending December 31, 2003 and 2004, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

A schedule of the Company’s contractual obligations as of December 31, 2002 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$1,549,022	$1,398,918	$127,570	$22,534	$-0-
Capital Lease Obligations	16,390	12,276	4,114	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	845,135	151,506	308,432	317,768	67,429

Total Contractual Cash Obligations	$2,410,547	$1,562,700	$440,116	$340,302	$67,429

Net cash used in operating activities for the year ended December 31, 2002 was $58,025. Cash was used for the net loss for the year of $37,382, including the non-cash charges for depreciation of $215,438, amortization of $10,302 and the loss on disposal of property and equipment of $7,136. Cash was also used for the net change of $20,643 in the Company’s operating assets and liabilities, consisting of increases in accounts receivable of $51,395, patent costs of $11,462 and domain name and other assets of $11,951 and a decrease in accounts payable of $126,046, which were partially offset by decreases in inventories of $117,761 and in prepaid expenses of $43,582 and an increase in accrued expenses of $18,868.

Net cash used in investing activities for the year ended December 31, 2002 was $71,944 with the acquisition of property and equipment using the $71,944. Net cash provided by financing activities for the year was $93,191. Of this amount $55,347 was borrowed under the bank line of credit and $106,000 was borrowed under the bank promissory note agreement. This cash provided was partially offset by $62,145 in principal payments on long-term debt and $6,011 in principal payments on capital lease obligations.

Net cash provided by operating activities for the year ended December 31, 2001 was $368,831. Cash was provided by the net income for the year of $298,566, including the non-cash charges for depreciation of $191,884 and amortization of $12,912. Cash was also provided by the net change of $70,265 in the Company’s operating assets and liabilities, consisting of decreases in accounts receivable of $334,953, in inventories of $23,166 and in deposits of $10,194, which were partially offset by an increases in prepaid expenses of $92,159 and in patent costs of $68,019 and decreases in accounts payable of $90,949 and in accrued expenses of $46,921.

Net cash provided by investing activities for the year ended December 31, 2001 was $95,572 with the proceeds from disposal of property and equipment providing $375,000 and the acquisition of property and equipment using $279,428. Net cash used in financing activities for the year was $437,151 for the principal payments on long-term debt, notes payable, repayments under the line of credit, and capital lease obligations of $452,315 reduced by the borrowing for the equipment note and cash proceeds from the exercise of warrants of $15,164.

Item 7.    Financial Statements

The financial statements of OurPet’s Company as of December 31, 2002 and 2001, and for the years then ended together with the Report of Independent Auditors are included in this Form 10-KSB on the pages indicated below.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying balance sheets presents fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2002 and December 31, 2001, and the consolidated results of their operations and cash flows for the years ended December 31, 2002 and December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

S. R. SNODGRASS, A. C.

Certified Public Accountants

Mentor, Ohio

January 31, 2003

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,434	$73,212
Accounts receivable—trade, less allowance for doubtful accounts of $17,351 and $12,554	660,214	608,819
Inventories	1,702,847	1,820,608
Prepaid expenses	30,006	73,588

Total current assets	2,429,501	2,576,227

PROPERTY AND EQUIPMENT
Furniture and fixtures	108,495	109,222
Leasehold improvements	22,443	22,443
Tooling	1,327,181	1,301,004
Property held under capital leases	35,520	35,520
Construction in progress	40,429	54,323

Total	1,534,068	1,522,512
Less accumulated depreciation	728,014	565,828

Net property and equipment	806,054	956,684

OTHER ASSETS
Patents, less amortization of $29,169 and $18,867	124,028	122,868
Domain name and other assets	12,096	145

Total other assets	136,124	123,013

Total assets	$3,371,679	$3,655,924

LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,300,000	$1,244,653
Current maturities of long-term debt	98,918	51,075
Current portion of capital lease obligations	11,481	6,011
Accounts payable—trade	607,459	733,505
Accrued expenses	139,438	120,570

Total current liabilities	2,157,296	2,155,814

LONG-TERM DEBT
Long-term debt—less current portion above	150,104	154,092
Capital lease obligations—less current portion above	3,890	15,371

Total long-term debt	153,994	169,463

Total liabilities	2,311,290	2,325,277

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,188,297 and 10,895,626 shares	2,720,023	2,452,696
CONVERTIBLE PREFERRED STOCK, no par value; authorized 5,000,000 shares, issued and outstanding 71,000 and 92,500 shares	648,337	844,664
PAID-IN CAPITAL	132,716	203,716
ACCUMULATED DEFICIT	(2,440,687)	(2,170,429)

Total stockholders’ equity	1,060,389	1,330,647

Total liabilities and stockholders’ equity	$3,371,679	$3,655,924

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001
Net revenue	$4,693,222	$5,365,335
Cost of goods sold	3,510,184	4,057,430

Gross profit on sales	1,183,038	1,307,905
Selling, general and administrative expenses	1,337,437	1,084,957

Income (loss) from operations	(154,399)	222,948
Interest and other income and expense	3,954	21,154
Interest expense	(119,813)	(150,332)

Net income (loss)	$(270,258)	$93,770

Basic Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$(0.03)	$—

Weighted average number of common shares outstanding	11,060,861	10,697,212

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and December 31, 2001

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2001	100,000	$913,150	10,644,687	$2,215,460	$397,907	$(2,264,199)	$1,262,318
Common Stock issued in exchange for cancellation of accrued interest	—	—	50,471	37,500	—	—	37,500
Common Stock issued in payment of Preferred Stock dividend	—	—	100,000	100,000	(100,000)	—	—
Preferred Stock converted into Common Stock	(7,500)	(68,486)	75,000	68,486	—	—	—
Common Stock issued in exchange for cancellation of debt and accrued interest and for cash	—	—	25,468	31,250	—	—	31,250
Common Stock registration costs	—	—	—	—	(94,191)	—	(94,191)
Net income for the year	—	—	—	—	—	93,770	93,770

Balance at December 31, 2001	92,500	844,664	10,895,626	2,452,696	203,716	(2,170,429)	1,330,647
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	71,000	(71,000)	—	—
Preferred Stock converted into Common Stock	(21,500)	(196,327)	215,000	196,327	—	—	—
Correction of number of shares issued in prior year	—	—	6,671	—	—	—	—
Net loss for the year	—	—	—	—	—	(270,258)	(270,258)

Balance at December 31, 2002	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,440,687)	$1,060,389

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(270,258)	$93,770
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	215,438	191,826
Amortization expense	10,302	12,912
Loss on disposal of property and equipment	7,136	58
(Increase) decrease in assets:
Accounts receivable-trade	(51,395)	334,953
Inventories	117,761	23,166
Prepaid expenses	43,582	(92,159)
Patent costs	(11,462)	(68,019)
Domain name and other assets	(11,951)	10,194
Increase (decrease) in liabilities:
Accounts payable-trade	(126,046)	(90,949)
Accrued expenses	18,868	(46,921)

Net cash provided by (used in) operating activities	(58,025)	368,831

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(71,944)	(279,428)
Proceeds from disposal of property and equipment	—	375,000

Net cash provided by (used in) investing activities	(71,944)	95,572

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(62,145)	(339,098)
Payment of note payable to shareholder	—	(10,000)
Net borrowing on bank line of credit	55,347	(97,800)
Issuance of long-term debt	106,000	9,215
Principal payments under capital lease obligations	(6,011)	(5,417)
Issuance of Common Stock, net of cancellation of note payable	—	5,949

Net cash provided by (used in) financing activities	93,191	(437,151)

Net increase (decrease) in cash	(36,778)	27,252
CASH AT BEGINNING OF YEAR	73,212	45,960

CASH AT END OF YEAR	$36,434	$73,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$112,974	$126,998

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$71,000	$100,000

Preferred Stock converted into Common Stock	$196,327	$68,486

Notes payable and accrued interest converted into Common Stock	$—	$62,801

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Organization and Nature of Operations—OurPet’s Company (the “Company”) management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In February 1996 Napro formed a wholly-owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”) obtained all of the outstanding shares of OurPet’s Company in exchange for 8,000,000 shares of common stock of Manticus in a transaction accounted for as a pooling of interests. After the transaction, the holders of the former OurPet’s shares owned approximately 89% of the shares of Manticus, resulting in a reverse takeover. On October 12, 1998, Manticus changed its name to OurPet’s Company. After the merger, management of the former OurPet’s Company continued to manage the new OurPet’s Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and both of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Policy of Cash Equivalents—For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2002 and December 31, 2001 consist of:

	2002	2001
Finished goods	$1,409,667	$1,518,905
Components and packaging	293,180	301,703

Total	$1,702,847	$1,820,608

All inventories are pledged as collateral for bank and small business administration loans.

Impairments—Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Property and Equipment—Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of assets under capital leases and leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Furniture and fixtures	3 to 7 years
Leasehold improvements	39 years
Tooling	3 to 7 years
Property held under capital lease	5 to 7 years

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2002 and December 31, 2001 was $215,438 and $191,826, respectively.

Intangible Assets—The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $11,462 in the year ended December 31, 2002 and $68,019 in the year ended December 31, 2001 have been capitalized and are being amortized over 15 years. Amortization expense for 2002 was $10,302 and for 2001 was $7,721; estimated amortization expense for each of the ensuing years through December 31, 2007 is $10,667. In 2002 the Company purchased a domain name for its website for $10,000 which is not subject to amortization. All intangible assets are pledged as collateral for bank loans.

Revenue Recognition—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2002, 41.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,246,262 and $ 728,228, which represents 25.9% and 15.1% of total revenue, respectively.

For the year ended December 31, 2001, 43.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,210,690 and $ 1,138,288, which represents 22.2% and 20.9% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2002 and December 31, 2001 was $ 47,487 and $ 51,412, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2002 and December 31, 2001 was $ 73,378 and $ 57,102, respectively.

Net Loss Per Common Share—Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common shares outstanding during the year. Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 669,250 stock options, 2,445,319 warrants and 710,000 shares underlying the Preferred Stock at December 31, 2002.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

Income Taxes—Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications—Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Notes Payable and Long-term Debt

	December 31,
	2002	2001
Revolving note payable—Bank, under line of credit facility of up to $1,500,000 with interest at prime plus 1% (5.25% at December 31, 2002 and 5.75% at December 31, 2001). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$850,000	$794,653
Note payable—Small Business Administration $270,000 in 1993, due in monthly installments of $3,121 through February 1, 2005 including interest at 5.244%. This note is secured by accounts receivable, inventory, property and equipment, and the personal guarantee of certain stockholders.	76,826	99,644
Note payable—Small Business Administration, bridge note increased to $175,000 in 1995, due in monthly installments of $2,180 through October 1, 2006 including interest at 6.999%. This note is secured by various equipment purchases, and the personal guarantee of certain stockholders.	89,003	97,560
Note payable—Bank, loan of up to $200,000, borrowed $106,000 through December 31, 2002, due in 60 monthly payments of $3,334 plus interest at prime rate plus 2% (6.25% at December 31, 2002). This note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	79,328	—
Note payable—director, due on August 31, 2003, interest at 10% payable at maturity. This note is subordinated to the bank loans.	200,000	200,000
Note payable—director and shareholder, due on February 1, 2003. Interest at 10% payable at maturity. This note is subordinated to the bank loans.	150,000	150,000
Notes payable—officer, directors, shareholders and investors, due on July 31, 2003. Interest is payable quarterly at 10%. These notes are subordinated to the bank loans.	100,000	100,000
Installment note payable—due in 24 monthly payments of $478 including interest through September 8, 2003.	3,865	7,963

	1,549,022	1,449,820
Less current portion of long-term debt	1,398,918	1,295,728

	$150,104	$154,092

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable and Long-term Debt (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2003	$1,398,918
2004	97,486
2005	30,084
2006	22,534

$1,549,022

The bank and small business administration loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lenders to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock; (iii) exceed $300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $1,300,000. For the year ended December 31, 2002 the Company maintained a debt service coverage ratio of .41 to 1.00, which is less than the minimum required by the loan agreement, however the Bank has waived that requirement as of December 31, 2002.

On September 1, 1999, the Company borrowed $200,000 from a director and stockholder of the Company for working capital purposes at an annual interest rate of 10% and is due on August 31, 2003.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $150,000 is due with accrued interest on February 1, 2003 and the other notes for $100,000 are due on July 31, 2003 with interest payable quarterly. In addition, the lenders received 166,463, 76,220 and 37,742 warrants for the purchase of Common Stock at $1.219, $1.230 and $1.242 per share, respectively. One of the notes for $25,000 and accrued interest and a cash payment totaling $6,250 was paid on November 15, 2001 by conversion into 25,468 shares of Common Stock upon the exercise of 25,468 warrants.

Related	Party Transactions

The Company leases warehouse and office facilities from a related entity, Senk Properties. Current monthly rentals are $11,550 with annual increases each June in the monthly rental based upon the change in the indicated consumer price index in the preceding year plus real estate taxes. The initial term of the lease was for five years ending on May 31, 1998 and it has been extended for an additional five year term, with the possibility of four additional extensions of five years each. Lease expense for the year ended December 31, 2002 and the year ended December 31, 2001 was $143,845 and $145,311, respectively.

Concentration of Credit Risk

The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Capital	Stock

From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred is convertible into ten shares of

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Stock (Continued)

Common Stock at a conversion rate of $1.00 per share. The Company may redeem the preferred shares at $10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend. The Company paid brokers or dealers a cash sales commission of 8% and issued them warrants, which expire on October 31, 2004, to purchase 79,142 shares of Common Stock at an exercise price of $1.073 per share.

In July of 2001, the Company issued 50,471 shares of Common Stock upon the exercise of 50,471 warrants at an exercise price of $0.743 per share for cancellation of accrued interest as consideration for the Common Stock. This transaction was with a significant director and stockholder of the Company.

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

Warrants

At December 31, 2002, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1998 Private Placement:
Subscribers	1,257,311	$1.463	October 31, 2003
Brokers or dealers	116,165	0.804	October 31, 2003
Lenders’ financing	130,814	0.731	October 31, 2003
Others	35,935	0.487	October 31, 2003
1999 Private Placement to brokers or dealers	79,142	1.073	October 31, 2004
1999 Issuance to related parties	512,295	0.976	December 14, 2004
2000 Notes payable to Directors and Officer	115,360	1.219	July 31, 2003
2000 Note payable to investor	25,635	1.219	August 28, 2003
2001 Note payable to director	76,220	1.230	July 31, 2003
2001 Directors for fees	14,228	1.230	October 1, 2005
2001 Payment for services	6,036	0.994	December 1, 2003
2002 Note payable to director	37,742	1.242	July 31, 2003
2002 Payment for services	13,275	0.452	March 1, 2004
2002 Payment for services	25,161	1.242	August 3, 2005

Total	2,445,319

The 1,257,311 warrants issued to subscribers in the 1998 private placement may be redeemed by the Company on thirty days notice at a redemption price of $ 0.01 per warrant share, at such time as the common

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants (Continued)

shares are trading on a public exchange at a closing bid price (or the last sale price) of $ 3.00 or above for a period of ten consecutive business days. The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends in 2002, 2001 and 2000.

Stock	Options

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 850,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. The following table summarizes the activity in options under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	568,500	$.85
Granted	101,500	1.25
Exercised	—	—
Forfeited	500	1.25

Outstanding at December 31, 2001	669,500.91
Granted	20,500.30
Exercised	—	—
Forfeited	20,750.68

Outstanding at December 31, 2002	669,250.90

The following table summarizes options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.75-$1.25	658,750	$0.91	2.3 Years	337,664	$0.82
$0.10-$0.31	10,500	$0.30	4.3 Years	—	—

There were 337,664 and 151,665 options exercisable at December 31, 2002 and December 31, 2001, respectively.

The Company adopted Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation”. This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued. The statement established a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity’s common stock or other equity instruments. Statement No. 123 permits companies to continue to

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options (Continued)

account for such transactions under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, but requires disclosure of pro forma net income and earnings per share as if the Company had applied the new method.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2002, 2001, 2000 and 1999 is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2002, 2001, 2000 and 1999 were $0.30, $0.16, $0.28 and $0.26, respectively. The Company’s pro forma information follows:

	Year Ended December 31,
	2002	2001
Net loss applicable to Common Stock:
As reported	$(341,258)	$(4,977)
Pro forma	(371,325)	(47,772)
Basic Loss per Common Share:
As reported	(0.03)	(0.00)
Pro forma	(0.03)	(0.00)

Capital	Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized on a straight-line basis over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended December 31, 2002 and December 31, 2001 was $ 6,050 and $ 6,050, respectively.

A summary of property held under capital leases, included in property, plant and equipment, is as follows as of December 31, 2002 and December 31, 2001:

	2002	2001
Office equipment	$17,077	$17,077
Warehouse equipment	18,443	18,443

	35,520	35,520
Less: accumulated amortization	(23,485)	(17,435)

Total	$12,035	$18,085

OURPET’S COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases (Continued)

Minimum future lease payments under operating leases, together with the present value of the net minimum lease payments for capitalized leases as of December 31, 2002 are as follows:

	Capitalized Leases	Operating Leases
2003	$12,276	$151,506
2004	4,114	154,198
2005	—	154,234
2006	—	157,289
2007	—	160,479
Thereafter	—	67,429

Total minimum lease payments	16,390	$845,135

Less: Amount representing interest	(1,019)

Present value of net minimum lease payments	$15,371

Interest rates on capitalized leases vary from 9.7% to 11.9% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Total rent expense of the Company for the years ended December 31, 2002 and December 31, 2001 was $143,282 and $151,665, respectively.

Income	Taxes

There was an income tax benefit of $ 32,880 from use of an operating loss carryforward by the Company for the year ended December 31, 2001. There was no income tax expense for the Company for the year ended December 31, 2002.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2002 and December 31, 2001:

	2002	2001
Income tax expense/benefit based on US statutory rate	$(90,865)	$32,880
Current period change in the valuation allowance	90,865	(32,880)

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforward	$679,280	$588,680
Valuation allowances	(679,280)	(588,680)

Net deferred tax assets	$—	$—

The Company’s valuation allowance increased by approximately $ 90,600 for the year ended December 31, 2002, which represents the effect of net operating losses. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes (Continued)

The Company has available at December 31, 2002, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1995	$276,525	2010
1996	259,811	2011
1997	464,680	2012
1998	150,362	2018
1999	438,086	2019
2000	141,177	2020
2002	267,250	2022

	$1,997,891

Litigation

On July 19, 2000, the Company commenced litigation against Sinitron Corp. (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron, and others. The Company had alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $ 125,000. The court established August 27, 2002 as the trial date. However, prior thereto, the Company dismissed its litigation against Defendents Sinitron and Jack Lemkin without prejudice and refilled the lawsuit against Sinitron only on December 26, 2002. The complaint alleges four counts: breach of contract, negligence, fraud and breach of third party beneficiary rights. While the Company believes its case against Sinitron is strong, it cannot predict the likely outcome of this action at such an early stage in the proceeding.

On January 18, 2001, the Company commenced legal action against its former patent attorneys relative to their handling of the Company’s intellectual property matters. The matters involve the Company’s products, in which the patent attorney failed to file and/or meet deadlines for additional filings with the U.S. Patent and Trademark Office. The Company alleges that these failures caused the Company to lose its opportunity to obtain patent and trademark protection for these products. The lawsuit was voluntarily dismissed without prejudice and it was re-filed on June 5, 2002, against the Company’s former intellectual property counsel and fiduciaries to the Company. No trial date has been set at this time. Based upon the opinion of the Company’s counsel, the suit could result in a settlement or award by the court in favor of the Company. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery.

As a result of the negligence of the Company’s intellectual property counsel, Mr. Lemkin was able to file for and obtain a patent on various aspects of one of the Company’s products. Upon its voluntary dismissal without prejudice of the lawsuit against Sinitron Corp. and Mr. Lemkin, the Company commenced suit against Lemkin personally on June 6, 2002 seeking, amoung other things, a declaration that Lemkin’s patent either belongs to the Company, or is invalid due to Lemkin’s failure to disclose the Company’s role in developing the product in his application for the patent. The court issued a temporary restraining order against Lemkin, and that litigation is currently pending. Based upon the opinion of the Company’s counsel, the suit could result in a settlement or award by the court in favor of the Company. At this time, however, no estimated can be made as to the time or the amount, if any, of ultimate recovery.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation (Continued)

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc,) (“SMP”), a wholy-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify the Company and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon.

In September 2000, Akon breached the asset purchase agreement and in October 2000, the Company filed suit for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against the Company alleging intentional infliction of emotional distress seeking compensatory and punitive damages against the Company and the individual guarantors. Both actions were dismissed without prejudice in March 2003. The Company retains the option of refiling its action against Akon and Harman.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect or impact in the Company’s financial position, liquidity or results of operations.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, the Company’s principal independent accountant or a significant subsidiary’s independent accountant.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by this Item with respect to the directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 7, 2003.

Item 10.    Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation”, “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, respectively, contained in our Proxy Statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	669,250	$0.898	180,750
Equity compensation plans not approved by security holders	44,472	$0.973	-0-

Total	713,722	$0.902	180,750

The equity compensation plans not approved by security holders include the following issuances of warrants to purchase Common Stock as partial payment for public relations services to an individual and payment in full for investor relations services to an unrelated firm:

Public relations in 2001 for 6,036 warrants at $0.994 per share which expire on December 1, 2003.

Public relations in 2002 for 13,275 warrants at $0.452 per share which expire on March 1, 2004.

Investor relations in 2002 for 25,161 warrants at $1.242 per share which expire on August 3, 2005.

Other information required by this Item is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 12.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of our Proxy Statement.

Item 13.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Index to Exhibits.

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession—Not Applicable
(3)	Charter and Bylaws
(4)	Instruments defining the rights of security holders
(9)	Voting Trust Agreement—Not Applicable
(10)	Material Contracts
(11)	Statement of Computation of Net (Loss) Per Share
(13)	Annual or Quarterly Reports, Form 10-Q—Not Applicable
(16)	Letter on change in certifying accountants—Not Applicable
(18)	Letter on change in accounting principles—Not applicable
(20)	Other documents or statements to security holders—Not Applicable
(21)	Subsidiaries of the Registrant
(22)	Published report regarding matters submitted to vote—Not Applicable
(23)	Consent of experts and counsel—Not Applicable
(24)	Power of Attorney—Not Applicable
(27)	Financial Data Schedule—Not Applicable
(99)	Additional Exhibits

Description of Exhibits.

3.1	Articles of Incorporation of Manticus, Inc., dated May 23, 1996.*

3.1.1	Articles of Amendment to the Articles of Incorporation of Manticus, Inc., changing the name of the corporation to “OurPet’s Company”, effective September 1, 1998.*

3.1.2	Articles of Amendment to the Articles of Incorporation of Manticus, Inc., nka OurPet’s Company, reflecting changes to the corporation’s capital structure, adopted July 20, 1999.*

3.2	Bylaws of Manticus, Inc.*

4.1	Common Stock Certificate.*

4.2	Preferred Stock Certificate.*

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.*

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.*

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, NAPRO, Inc.*

10.3	Letter dated February 14, 1998, to Anthony O’Rourke from Konstantine (“Dean”) Tsengas and Steve Tsengas regarding sales commission, sales consulting and Board participation.*

10.4	Letter from Company to Greg Johnson dated October 12, 1999 regarding consulting services.*

10.5	1999 Stock Option Plan.*

10.6	Standard Option Agreement.*

10.7	Standard Common Stock Purchase Warrant.*

10.8

Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.*

10.9	Small Business Administration loan agreement dated July 8, 1993 with Napro, Inc.*

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.*

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.*

10.13	Promissory Note dated July 21, 2000 for $50,000, made by the Company to Dr. Steven Tsengas.*

10.14	Promissory Note dated August 1, 2000 for $150,000, made by the Company to Beachcraft Limited Partnership.*

10.15	Promissory Note dated August 1, 2000 for $25,000, made by the Company to Joseph T. Aveni.*

10.16	Demand Note dated October 20, 2000 for $40,000, between the Company and Dr. Steven Tsengas.*

10.17	PetsMART 2001 Vendor Purchasing Terms*

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.**

10.19

Promissory Note, Acknowledgment of Prime Rate, Commercial Security Agreement and Agreement to Provide Insurance, dated April 12, 2002 between FirstMerit Bank, N.A., the Company, Dr. Steven Tsengas and Evangelia S. Tsengas.

11	Statement of Computation of Net (Loss) Per Share.

21	Subsidiaries of the Registrant.*

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.
**	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

All other Exhibits filed herewith.

(b)	Form 8-K

None.

Item 14.    Controls and Procedures

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

Dated: March 27, 2003

OURPET’S COMPANY

By:	/s/ STEVEN TSENGAS

Steven Tsengas Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 27, 2003

/s/ JOHN G. MURCHIE John G. Murchie	Treasurer and Controller (principal accounting officer)	March 27, 2003

/s/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 27, 2003

/s/ JAMES W. MCCOURT James W. McCourt	Director	March 27, 2003

/s/ ANDREW H. TASKER Andrew H. Tasker	Director	March 27, 2003

Certifications Pursuant to 17 CFR Section 240.13a-14

I, Steven Tsengas, President and Chief Executive Officer of OurPet’s Company, certify that:

1.    I have reviewed this annual report on Form 10-KSB of OurPet’s Company.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ STEVEN TSENGAS President and Chief Executive Officer (Principal Executive Officer)

I, John G. Murchie, Chief Financial Officer of OurPet’s Company, certify that:

1.    I have reviewed this annual report on Form 10-KSB of OurPet’s Company.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JOHN G. MURCHIE Chief Financial Officer (Principal Financial Officer)

Simultaneously with the filing of this annual report on Form 10-KSB, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.