Form 10QSB
period 2003-03-31
OURPETS CO
filed 2003-05-14
CIK 1094139

United States
Securities and Exchange Commission
 Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2003	000-31279

OurPet’s Company
(Exact name of Small Business Issuer in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of April 30, 2003, the Issuer had outstanding 11,188,297 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,445,319 shares of Common Stock.

Transactional Small Business Disclosure Format

Yes ☐	No ☒

OURPET’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,431	$36,434
Accounts receivable - trade, less allowance for doubtful accounts of $18,851 and $17,351	759,001	660,214
Inventories	1,629,962	1,702,847
Prepaid expenses	95,489	30,006

Total current assets	2,514,883	2,429,501

PROPERTY AND EQUIPMENT
Furniture and fixtures	131,693	108,495
Leasehold improvements	25,393	22,443
Tooling	1,367,928	1,327,181
Property held under capital leases	17,077	35,520
Construction in progress	21,038	40,429

Total	1,563,129	1,534,068
Less accumulated depreciation	784,804	728,014

Net property and equipment	778,325	806,054

OTHER ASSETS
Patents, less amortization of $31,891 and $29,169	127,931	124,028
Domain name and other assets	10,345	12,096

Total other assets	138,276	136,124

Total assets	$3,431,484	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2003	December 31, 2002

	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,300,000	$1,300,000
Current maturities of long-term debt	98,319	98,918
Current portion of capital lease obligations	3,919	11,481
Accounts payable - trade	671,874	607,459
Accrued expenses	158,095	139,438

Total current liabilities	2,232,207	2,157,296

LONG-TERM DEBT
Long-term debt - less current portion above	125,880	150,104
Capital lease obligations - less current portion above	2,869	3,890

Total long-term debt	128,749	153,994

Total liabilities	2,360,956	2,311,290

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,188,297shares	2,720,023	2,720,023
CONVERTIBLE PREFERRED STOCK, no par value; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337
PAID-IN CAPITAL	132,716	132,716
ACCUMULATED DEFICIT	(2,430,548)	(2,440,687)

Total stockholders’ equity	1,070,528	1,060,389

Total liabilities and stockholders’ equity	$3,431,484	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

Net revenue	$1,276,283	$935,867
Cost of goods sold	947,835	740,817

Gross profit on sales	328,448	195,050
Selling, general and administrative expenses	292,113	286,624

Income (loss) from operations	36,335	(91,574)
Interest and other income and expense	3	1,304
Interest expense	(26,199)	(27,724)

Net income (loss)	$10,139	$(117,994)

Basic and Diluted Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$—	$(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,188,297	11,005,293

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2002	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,440,687)	$1,060,389
Net income	—	—	—	—	—	10,139	10,139

Balance at March 31, 2003	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,430,548)	$1,070,528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,139	$(117,994)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	56,790	52,481
Amortization expense	2,722	2,493
(Increase) decrease in assets:
Accounts receivable - trade	(98,787)	135,790
Inventories	72,885	(217,268)
Prepaid expenses	(65,483)	(39,592)
Patent costs	(6,625)	(2,353)
Domain name and other assets	1,751	(1,670)
Increase (decrease) in liabilities:
Accounts payable - trade	64,415	275,667
Accrued expenses	18,657	(36,126)

Net cash provided by operating activities	56,464	51,428

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(29,061)	(19,766)

Net cash used in investing activities	(29,061)	(19,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(24,823)	(9,279)
Net repayment on bank line of credit	—	(30,000)
Principal payments under capital lease obligations	(8,583)	(1,445)

Net cash used in financing activities	(33,406)	(40,724)

Net decrease in cash	(6,003)	(9,062)
CASH AT BEGINNING OF PERIOD	36,434	73,212

CASH AT END OF PERIOD	$30,431	$64,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$25,781	$20,425

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$—	$127,841

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included.  All intercompany transactions have been eliminated.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2002 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2003.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market.  Inventories at March 31, 2003 and December 31, 2002 consist of:

	2003	2002

Finished goods	$1,304,405	$1,409,667
Components and packaging	325,557	293,180

Total	$1,629,962	$1,702,847

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

For the three months ended March 31, 2003, 45.2% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $320,268 and $256,061, which represents 25.1% and 20.1% of total revenue, respectively.

For the three months ended March 31, 2002, 45.2% of the Company’s net revenue was derived from three major customers. Revenue generated from each of these customers amounted to $157,600, $156,103 and $109,309, which represents 16.8%, 16.7% and 11.7% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after  preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period.  Potential common shares have not been included since their effect would be antidilutive.  Common shares that could be potentially dilutive include 669,250 stock options, 2,445,319 warrants and 710,000 shares underlying the Preferred Stock at March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses.  This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS NO. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS--CONTINUED

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro-forma effects of using the fair value method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.  The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income (loss) and earnings per share had the stock-based employee compensation been recognized:

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$10,139	$(117,994)
Less proforma expense related to stock options	4,265	7,517

Proforma net income (loss)	5,874	(125,511)

Basic and diluted net income (loss) per common share:
As reported	$0	$(0.01)
Proforma	0	(0.01)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS--CONTINUED

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  FAS No. 149 amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

In the following discussion all references to 2003 are for the three months ended March 31, 2003 and all references to 2002 are for the three months ended March 31, 2002.

Net revenue for 2003 was $1,276,283, an increase of 36 percent in revenue from $935,867 in 2002, consisting of net sales of proprietary products for the retail pet business. This increase of $340,416 was primarily the result of an increase in sales of approximately $250,000 to our two major customers due to promotions of existing products and sales of new products in 2003.  The balance of the increase in sales was from sales to other customers which increased by approximately $90,000 including sales of new products of approximately $38,000.  This was net of our sales to foreign customers which decreased by approximately $34,000 or 26 percent from the previous year mainly due to reduced shipments to customers in Japan as a result of initial orders in 2002 that were not repeated in 2003.

While net revenue increased by 36 percent in 2003, cost of goods sold increased by 28 percent, from $740,817 in 2002 to $947,835 in 2003. This increase was the result of the cost of purchased products sold and freight increasing by 38 percent which was slightly higher than the increase in sales due to the increase in freight costs as a result of the fuel surcharge from our carriers.  Our variable and fixed warehouse and overhead costs decreased by 4 percent from the comparable quarter in 2002 due to reduced charge-backs from our customers and lower utility costs.

As a result of the net revenue percentage increasing by more than the cost of goods sold percentage, the Company’s gross profit on sales increased by $133,398 or 68 percent from $195,050 in 2002 to $328,448 in 2003.

Selling, general and administrative expenses for 2003 were $292,113, an increase of 2 percent or $5,489 from the $286,624 for 2002. The significant increases were in accruals for legal fees of approximately $18,000 incurred for various lawsuits, in marketing salaries and wages of approximately $5,000 due to an additional employee for part of the first quarter in 2003 and in commissions accrued for the Company’s sales representatives of approximately $5,000 due to the 36 percent increase in net revenues.  These increases were partially offset by the decreases in advertising, marketing promotions and trade shows of approximately $5,000 due primarily to the reduced allowances given to customers and in stockholder and investor relations of approximately $16,000 due to reduced expenditures for public relations, travel and meetings.

Interest expense for 2003 was $26,199, a decrease of 6 percent, or $1,525, from $27,724 in 2002. This decrease was primarily due to the interest expense for the Small Business Administration debt decreasing as the principal balance on the loans is reduced by the monthly payments.

The net income for 2003 was $10,139 as compared to a net loss of $117,994 for 2002 or an improvement in profit of $128,133. This was the result of the net revenue percentage increasing by 36 percent while the cost of goods sold percentage increased by 28 percent causing the gross profit on sales to increase by $133,398 or 68 percent.  This increase in gross profit was partially offset by the increase in selling, general and administrative expenses of $5,489.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had approximately $1,524,000 in principal amount of indebtedness (excluding $6,788 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$850,000
SBA term loans	5.2445 & 6.999%	152,000
Bank term loan	Prime plus 2%	69,000
Other notes payable	10%	453,000

The bank line of credit interest is payable monthly.  The term loans with the SBA are payable in monthly installments of $5,300 including interest.  The bank term loan is payable in monthly installments of $3,334 plus interest.  The other notes payable are due as follows: $150,000 on August 1, 2003, to Beachcraft L.P., $200,000 on August 31, 2003, to Joseph T. Aveni and $100,000 on July 31, 2003, to Dr. Steven Tsengas, Joseph T. Aveni, and Over the Hill Ltd., plus accrued interest.  Also an equipment purchase note for $3,000 is due in monthly payments of $478 including interest through September 2003.  The Company’s indebtedness is secured by liens on its assets and the indebtedness has been used to finance its equipment and working capital requirements.  The agreements related to such indebtedness contain the customary covenants and default provisions.

The note for $150,000 from Beachcraft L.P., originally due on February 1, 2001, has been extended five times for six months each and is now due with accrued interest on August 1, 2003.  In consideration for the first three of these extensions the Company issued three warrants each time for the purchase of 37,500 shares of Common Stock to Beachcraft L.P. at an exercise price of $1.25 per share with an expiration date of July 31, 2003.  Subsequent to their issuance the warrants were adjusted to 76,220 warrants exercisable at $1.230 per share and 37,742 warrants exercisable at $1.242 a share in accordance with the warrant anti-dilution provisions.

The Company’s short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products.  The Company recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from its financing activities to fund its operations.  The Company recorded a profit of approximately $10,000 for the first quarter of 2003 and as a result realized approximately $56,000 in cash from its operating activities.  The Company at year end 2001 closed on a new line of credit facility with a bank for an increased line of credit. On April 12, 2002 the Company signed a promissory note agreement with its bank whereby it can borrow up to $200,000 ($106,000 borrowed and $37,000 repaid through March 31, 2003) at an interest rate of prime plus 2%.  The note is due in sixty monthly installments of $3,333 plus interest beginning May 15, 2002.  As a result, absent a failure to sustain profitability in 2003 that would affect renewals of the terms of its line of credit, the Company should be able to fund its operating cash requirements for 2003.

The Company’s capital lease payments were approximately $7,900 for 2002 and are estimated to be approximately $12,300 and $4,100 for the years ending December 31, 2003 and 2004, respectively, under current commitments.  The Company has no other material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2003 was $56,464. Cash was provided by the net income for the quarter of $69,651, including the non-cash charges for depreciation of $56,790 and amortization of $2,722.  Cash was used for the net change of $13,187 in the Company’s operating assets and liabilities, consisting of increases in accounts receivable of $98,787,  prepaid expenses of $65,483 and patent costs of $6,625, which were partially offset by decreases in inventories of $72,885 and domain name and other assets of $1,751 and increases in accounts payable of $64,415 and accrued expenses of $18,657.

Net cash used in investing activities for the three months ended March 31, 2003 was $29,061 with the  acquisition of property and equipment using the $29,061.  Net cash used in financing activities for the three months was $33,406.  Of this amount $24,823 was used for the principal payments on long-term debt and $8,583 was used for the principal payments on capital lease obligations.

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.  Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) the Company’s ability to manage its operating expenses and realize operating efficiencies, (2) the Company’s ability to maintain and grow its sales with existing and new customers, (3) the Company’s ability to retain existing members of its senior management team and to attract additional management employees, (4) the Company’s ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for the Company’s products, (6) competition from existing or new participants in the pet products industry, (7) the Company’s ability to design and bring to market new products on a timely and profitable basis, (8) challenges to the Company’s patents or trademarks on existing or new products, or (9) the Company’s ability to secure access to sufficient capital on favorable terms to manage and grow its business.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 19, 2000, the Company commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corp. (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron, and a manufacturer, Bennett Plastics, Inc.  On or about August 2, 2000, the Company’s Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. The Company had alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. The Company claims that Defendants failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused the Company damages in excess of $125,000.  Defendants, Bennett and Bennett Plastics, filed a counterclaim against the Company and its subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. The Company did not dispute that payment on the Bennett invoices was owed.  The Court established August 27, 2002 as the trial date.  However, prior thereto, the Company reached an agreement to settle its dispute with Defendants Bennett and Bennett Plastics in return for mutual releases and waivers.  These Defendants were dismissed from the litigation with prejudice.  The  Company subsequently dismissed its litigation against Defendants Sinitron and Jack Lemkin without prejudice and refiled the lawsuit against Sinitron only on December 26, 2002 under OurPet’s Company and Virtu Company vs. Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio.  The complaint alleges four counts: breach of contract, negligence, fraud and breach of third party beneficiary rights.  The Company has transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located.  While the Company  believes that its case against Sinitron is strong, it cannot predict the likely outcome of this action at such an early stage in the proceeding.

In December, 2000, the Company’s former intellectual property counsel informed the Company that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. The Company filed a suit for professional negligence against its intellectual property counsel in the Summit County Court of Common Pleas on January 18, 2001.  That lawsuit was voluntarily dismissed and re-filed on June 5, 2002, in Cuyahoga County Court of Common Pleas under the caption OurPet’s Company, et al. vs.Oldham & Oldham LPA, et. Al., where it is currently pending.  No trial date has been set at this time.  The Company cannot predict the outcome of this matter, but intends to prosecute it vigorously.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	11*	Computation of per share earnings.

	99*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

(b) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 14, 2003	/s/ STEVEN TSENGAS

Steven Tsengas President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2003	/s/ JOHN G. MURCHIE

John G. Murchie Vice President, Treasurer and Controller (Principal Financial Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

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