Form 10QSB
period 2003-06-30
OURPETS CO
filed 2003-08-05
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2003	000-31279

OurPet’s Company

(Exact name of Small Business Issuer in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of July 23, 2003, the Issuer had outstanding 11,188,297 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,445,319 shares of Common Stock.

Transactional Small Business Disclosure Format

Yes ☐	No ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,117	$36,434
Accounts receivable—trade, less allowance for doubtful accounts of $ 19,008 and $ 17,351	591,321	660,214
Inventories	1,644,255	1,702,847
Prepaid expenses	152,334	30,006

Total current assets	2,463,027	2,429,501

PROPERTY AND EQUIPMENT
Furniture and fixtures	206,468	108,495
Leasehold improvements	25,393	22,443
Tooling	1,389,885	1,327,181
Property held under capital leases	17,077	35,520
Construction in progress	38,038	40,429

Total	1,676,861	1,534,068
Less accumulated depreciation	845,314	728,014

Net property and equipment	831,547	806,054

OTHER ASSETS
Patents, less amortization of $34,710 and $29,169	130,057	124,028
Domain name and other assets	10,346	12,096

Total other assets	140,403	136,124

Total assets	$3,434,977	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,225,000	$1,300,000
Current maturities of long-term debt	109,733	98,918
Current portion of capital lease obligations	4,031	11,481
Accounts payable—trade	825,863	607,459
Accrued expenses	168,217	139,438

Total current liabilities	2,332,844	2,157,296

LONG-TERM DEBT
Long-term debt—less current portion above	178,050	150,104
Capital lease obligations—less current portion above	1,818	3,890

Total long-term debt	179,868	153,994

Total liabilities	2,512,712	2,311,290

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,188,297 shares	2,720,023	2,720,023

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337

PAID-IN CAPITAL	132,716	132,716

ACCUMULATED DEFICIT	(2,578,811)	(2,440,687)

Total stockholders’ equity	922,265	1,060,389

Total liabilities and stockholders’ equity	$3,434,977	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net revenue	$1,152,188	$1,022,648	$2,428,471	$1,958,515

Cost of goods sold	883,704	797,201	1,831,539	1,538,018

Gross profit on sales	268,484	225,447	596,932	420,497

Selling, general and administrative expenses	349,853	351,185	641,966	637,809

Loss from operations	(81,369)	(125,738)	(45,034)	(217,312)

Interest and other income and expense	(40,181)	17	(40,178)	1,321
Interest expense	(26,713)	(29,969)	(52,912)	(57,693)

Net loss	$(148,263)	$(155,690)	$(138,124)	$(273,684)

Basic and Diluted Net (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,188,297	11,048,797	11,188,297	11,033,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2002	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,440,687)	$1,060,389

Net loss	—	—	—	—	—	(138,124)	(138,124)

Balance at June 30, 2003	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,578,811)	$922,265

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(138,124)	$(273,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	117,300	106,356
Amortization expense	5,540	5,033
(Increase) decrease in assets:
Accounts receivable—trade	68,893	71,914
Inventories	58,592	(132,548)
Prepaid expenses	(122,328)	(18,314)
Patent costs	(11,569)	(4,348)
Domain name and other assets	1,750	(1,670)
Increase (decrease) in liabilities:
Accounts payable—trade	218,404	192,077
Accrued expenses	28,779	(3,497)

Net cash provided by (used in) operating activities	227,237	(58,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(142,793)	(34,212)

Net cash used in investing activities	(142,793)	(34,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(50,121)	(29,621)
Issuance of long-term debt	88,882	71,000
Net borrowing (repayment) on bank line of credit	(75,000)	5,347
Principal payments under capital lease obligations	(9,522)	(2,928)

Net cash provided by (used in) financing activities	(45,761)	43,798

Net increase (decrease) in cash	38,683	(49,095)

CASH AT BEGINNING OF PERIOD	36,434	73,212

CASH AT END OF PERIOD	$75,117	$24,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$43,584	$42,724

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$—	$127,841

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2002 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2003.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2003 and December 31, 2002 consist of:

.	2003	2002
Finished goods	$1,285,801	$1,409,667
Components and packaging	358,454	293,180

Total	$1,644,255	$1,702,847

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

For the three months ended June 30, 2003, 37.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $430,373.

For the three months ended June 30, 2002, 53.3% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $274,183, $158,700 and $112,395, respectively which represents 26.8%, 15.5% and 11.0% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

REVENUE RECOGNITION—Continued

For the six months ended June 30, 2003, 45.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $750,641 and $358,928, respectively which represents 30.9% and 14.8% of total revenue.

For the six months ended June 30, 2002, 49.4% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $430,286, $316,300 and $221,704, respectively which represents 22.0%, 16.1% and 11.3% of total revenue.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. As of June 30, 2003, common shares that could be potentially dilutive include 668,500 stock options, 2,445,319 warrants and 710,000 shares underlying the Preferred Stock.

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

JUNE 30, 2003

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS—CONTINUED

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

The following table represents the effect on net loss and earnings per share had the stock-based employee compensation been recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(148,263)	$(155,690)	$(138,124)	$(273,684)
Less proforma expense related to stock options	4,244	7,527	8,509	15,044

Proforma net loss	(152,507)	(163,217)	(146,633)	(288,728)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Proforma	(0.02)	(0.02)	(0.02)	(0.03)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS—CONTINUED

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

In the following discussion all references to 2003 are for the three months ended June 30, 2003 and all references to 2002 are for the three months ended June 30, 2002

Net revenue for 2003 was $1,152,188, an increase of 12.7 percent in revenue from $1,022,648 in 2002, consisting of net sales of proprietary products for the retail pet business. This increase of $129,540 was primarily the result of an increase in sales of approximately $156,000 to our major customer due to promotions of existing products and sales of new products in 2003. Sales to our other domestic customers decreased by approximately $88,000 mainly due to promotions and new product introductions in 2002 that were not repeated in 2003. Our sales to foreign customers increased by approximately $62,000 primarily as a result of a new customer in South Korea in 2003.

While net revenue increased by 12.7 percent in 2003, cost of goods sold increased by 10.9 percent, from $797,201 in 2002 to $883,704 in 2003. The increase in cost of goods sold was due to higher costs for purchased products sold and higher freight costs. Our variable and fixed warehouse and overhead costs in 2003 remained at approximately the same amount as in 2002.

As a result of the net revenue percentage increasing by more than the cost of goods sold percentage, our gross profit on sales increased by $43,037 or 19.1 percent from $225,447 in 2002 to $268,484 in 2003.

Selling, general and administrative expenses for 2003 were $349,853, a decrease of 0.4 percent or $1,332 from the $351,185 for 2002. The significant decreases were in (i) commissions accrued for our sales representatives of approximately $8,000 due to commissions not being paid in 2003 on foreign sales and a larger percentage of domestic sales on which commissions are not customarily paid, (ii) in advertising, marketing promotions and trade shows of approximately $8,000 due primarily to reduced allowances given to customers, and (iii) in salaries and wages of approximately $7,000 due to one less employee in the second quarter of 2003.

These decreases were partially offset by increases in accruals for legal fees of approximately $16,000 incurred for various lawsuits and in cash discounts allowed of approximately $6,000 as a result of the increase in sales to customers which are allowed cash discounts in 2003 compared to 2002.

The loss from interest and other income and expense increased by approximately $40,000 to an expense of $40,181 in 2003 from income of $17 in 2002. The loss was due to the disposal of excess inventory of one of our products during the second quarter of 2003.

Interest expense for 2003 was $26,713, a decrease of 10.9 percent, or $3,256, from $29,969 in 2002. This decrease was primarily due to the reduced interest paid to vendors and the interest expense for the Small Business Administration debt decreasing as the principal balance of the loans is reduced by the monthly payments.

The net loss for 2003 was $148,263 as compared to a loss of $155,690 for 2002 or a decrease in loss of $7,427. This was as a result of the net revenue percentage increasing by 12.7 percent while the cost of goods sold percentage increased by 10.9 percent causing the gross profit on sales to increase by $43,037 or 19.1 percent. In addition, selling, general and administrative expenses decreased by $1,332 and interest expense decreased by $3,256. These improvements totaling $47,625 were offset by an increase in interest and other income and expense of $40,198 resulting in the decrease in our net loss of $7,427.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

In the following discussion all references to 2003 are for the six months ended June 30, 2003 and all references to 2002 are for the six months ended June 30, 2002

Net revenue for 2003 was $2,428,471, an increase of 24.0 percent in revenue of $1,958,515 in 2002, consisting of net sales of proprietary products for the retail pet business. This increase of $469,956 was primarily the result of an increase in sales of approximately $363,000 to two of our major customers due to promotions of existing products and sales of new products in 2003. The balance of the increase in sales was from sales to other customers which increased by approximately $107,000 including sales of new products of approximately $138,000. This also included our sales to foreign customers which increased by approximately $32,000, or 21.2 percent, from 2002 mainly due to new customers in Finland and Korea.

While net revenue increased by 24.0 percent in 2003, cost of goods sold increased by 19.1 percent, from $1,538,018 in 2002 to $1,831,539 in 2003. This increase was the result of the cost of purchased products sold and freight increasing by 26.0 percent which was slightly higher than the increase in sales due to the higher percentage cost for one our new purchased products compared to the other purchased products. Our variable and fixed warehouse and overhead costs decreased by 2.7 percent from 2002 due to reduced charge-backs from our customers and decreased packaging design costs.

As a result of the net revenue percentage increasing by more than the cost of goods sold percentage, our gross profit on sales increased by $176,435 or 42.0 percent from $420,497 in 2002 to $596,932 in 2003.

Selling, general and administrative expenses for 2003 were $641,966, an increase of $4,157 over the $637,809 for 2002. The significant increases were in accruals for legal fees of approximately $34,000 incurred for various lawsuits and in cash discounts allowed of approximately $7,000 as a result of the increase in sales to customers which are allowed cash discounts in 2003 compared to 2002. These increases were partially offset by decreases (i) in stockholder and investor relations of approximately $22,000 due to reduced expenditures for public relations, travel and meetings, (ii) in advertising, marketing promotions and trade shows of approximately $12,000 due primarily to the reduced allowances given to customers, and (iii) in commissions accrued for our sales representatives of approximately $3,000 due to commissions not being paid in 2003 on foreign sales.

The loss from interest and other income and expense increased by approximately $41,000 to a loss of $40,178 in 2003 compared to income of $1,321 in 2002. The loss was mainly due to the disposal of excess inventory of one of our products during the second quarter of 2003.

Interest expense for 2003 was $52,912, a decrease of 8.3 percent, or $4,781, from $57,693 in 2002. This decrease was primarily due to the interest expense for the Small Business Administration debt decreasing as the principal balance of the loans is reduced by the monthly payments and also the reduced interest paid to vendors in 2003.

The net loss for 2003 was $138,124 as compared to a loss of $273,684 for 2002 or a decrease in loss of $135,560. This was the result of the net revenue percentage increasing by 24.0 percent while the cost of goods sold percentage increased by 19.1 percent causing the gross profit on sales to increase by $176,435 or 42.0 percent. In addition, interest expense decreased by $4,781 resulting in total increases of $181,216. These increases were partially offset by the increases in selling, general and administrative expenses of $ 4,157 and in interest and other income and expense of $41,499 resulting in the decrease in net loss of $135,560.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had approximately $1,513,000 in principal amount of indebtedness (excluding $5,849 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$775,000
SBA term loans	5.2445 & 6.999%	139,000
Bank term loan	Prime plus 2%	79,000
Other notes payable	Various up to 10%	520,000

The bank line of credit interest is payable monthly. The term loans with the SBA are payable in monthly installments of $5,300 including interest. The bank term loan is payable in monthly installments of $3,334 plus interest. The other notes payable are due as follows: $150,000 on February 1, 2004, to Beachcraft L.P., $200,000 on August 31, 2003, to Joseph T. Aveni and $100,000 in the aggregate on July 31, 2004, to Dr. Steven Tsengas, Joseph T. Aveni, and Over the Hill Ltd., plus accrued interest. Also equipment purchase notes for $70,000 are due in monthly payments of $478 including interest through September 2003 and $1,374 including interest through June 2008. Our indebtedness, which is secured by liens on our assets, was used to finance its equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note for $150,000 from Beachcraft L.P., originally due on February 1, 2001, has been extended six times for six months each and is now due with accrued interest on February 1, 2004. In consideration for the first three of these extensions we issued three warrants each time for the purchase of 37,500 shares of Common Stock to Beachcraft L.P. at an exercise price of $1.25 per share with an expiration date of July 31, 2004. Subsequent to their issuance the warrants were adjusted to 76,220 warrants exercisable at $1.230 per share and 37,742 warrants exercisable at $1.242 a share in accordance with the warrant anti-dilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from our financing activities to fund our operations. We recorded a loss of approximately $138,000 for the six months ended June 30, 2003 and realized approximately $227,000 in cash from our operating activities. At year end 2001, we closed on a new bank line of credit facility for an increased line of credit. On April 12, 2002 we signed a promissory note agreement with our bank whereby we can borrow up to $200,000 ($126,000 borrowed and $47,000 repaid through June 30, 2003) at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,333 plus interest beginning May 15, 2002. As a result, absent a failure to obtain profitability in 2003 that would affect renewals of the terms of our line of credit, we should be able to fund our operating cash requirements for 2003.

Our capital lease payments were approximately $7,900 for 2002 and are estimated to be approximately $12,300 and $4,100 for the years ending December 31, 2003 and 2004, respectively, under current commitments. We have no other material commitments for capital expenditures.

Net cash provided by operating activities for the six months ended June 30, 2003 was $227,237. Cash was used for the net loss for the six months ended June 30, 2003 of $15,284, including the non-cash charges for depreciation of $117,300 and amortization of $5,540. Cash was provided by the net change of $242,521 in our operating assets and liabilities, consisting of decreases in accounts receivable of $68,893, inventories of $58,592 and domain name and other assets of $1,750 and increases in accounts payable of $218,404 and accrued expenses of $28,779, which were partially offset by increases in prepaid expenses of $122,328 and patent costs of $11,569.

Net cash used in investing activities for the six months ended June 30, 2003 was $142,793 with the acquisition of property and equipment using the $142,793. Net cash used in financing activities for the six months ended June 30, 2003 was $45,761. Cash was provided by the $20,000 borrowing under the bank term loan agreement and the $68,882 borrowing under equipment purchase notes with vendors. Cash was used for $75,000 net repayment under the line of credit agreement with the bank, $50,121 was used for the principal payments on long-term debt and $9,522 was used for the principal payments on capital lease obligations.

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) our ability to manage its operating expenses and realize operating efficiencies, (2) our ability to maintain and grow its sales with existing and new customers, (3) our ability to retain existing members of its senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow its business.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(e). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 19, 2000, we commenced litigation in the Court of Common Pleas, Cuyahoga County, Ohio, against Sinitron Corp. (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron, and a manufacturer, Bennett Plastics, Inc. On or about August 2, 2000, our Complaint was amended to include John Bennett, the owner/principal of Bennett Plastics, as an individual Defendant. We had alleged against the Defendants breach of contract, negligence, unjust enrichment and breach of warranty of fitness for a particular purpose. We claimed that Defendants failed to satisfy their obligations under the agreement and committed numerous unlawful acts which caused us damages in excess of $125,000. Defendants, Bennett and Bennett Plastics, filed a counterclaim against us and our subsidiary, Virtu, claiming breach of contract and requesting $38,600 in damages for unpaid invoices. We did not dispute that payment on the Bennett invoices was owed. The Court established August 27, 2002 as the trial date. However, prior thereto, we reached an agreement to settle its dispute with Defendants Bennett and Bennett Plastics in return for mutual releases and waivers. These Defendants were dismissed from the litigation with prejudice. We subsequently dismissed our litigation against Defendants Sinitron and Jack Lemkin without prejudice and refiled the lawsuit against Sinitron only on December 26, 2002 under OurPet’s Company and Virtu Company vs. Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. The complaint alleges four counts: breach of contract, negligence, fraud and breach of third party beneficiary rights. We have transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. While we believe that our case against Sinitron is strong, it cannot predict the likely outcome of this action.

In December, 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. We filed a suit for professional negligence against its intellectual property counsel in the Summit County Court of Common Pleas on January 18, 2001. That lawsuit was voluntarily dismissed and re-filed on June 5, 2002, in Cuyahoga County Court of Common Pleas under the caption OurPet’s Company, et al. vs.Oldham & Oldham LPA, et. Al., where it is currently pending. No trial date has been set at this time. The Company cannot predict the outcome of this matter, but intend to prosecute it vigorously.

As a result of the negligence of our intellectual property counsel, Mr. Lemkin was able to file for and obtain a patent on various aspects of one of our products. Upon its voluntary dismissal without prejudice of the lawsuit against Sinitron Corp. and Mr. Lemkin, we commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio seeking, among other things, a declaration that Lemkin’s patent either belongs to us, or is invalid due to Lemkin’s failure to disclose our role in developing the product in his application for the patent. The case is captioned OurPet’s et. al. vs.Jack Lemkin et. al. The Federal Court issued a temporary restraining order against Lemkin, and that litigation is currently pending. We cannot predict the outcome of this matter, but intend to prosecute it vigorously.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of ours, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon.

In September 2000, Akon breached the asset purchase agreement and in October 2000, we filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against us alleging intentional infliction of emotional distress seeking compensatory and punitive damages against us and the individual guarantors. Both actions were dismissed without prejudice in March 2003. On June 5, 2003, we refiled its action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio.

In addition to the above matters and in the normal course of conducting its business, we may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 28, 2003.

There were 9,658,750 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	9,656,447	2,303	0
Dr. James W. McCourt	9,656,447	2,303	0
Patrick K. Stewart	9,656,447	2,303	0
Dr. Steven Tsengas	9,656,447	2,303	0

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2003. Of the 9,658,750 shares present at the meeting in person or by proxy, 9,656,447 were voted in favor of such proposal, 2,303 shares were voted against such proposal, and no shares abstained from voting.

A vote was taken on the proposal to amend the 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 850,000 to 1,350,000. Of the 9,658,750 shares present at the meeting in person or by proxy, 9,544,595 were voted in favor of such proposal, 77,684 shares were voted against such proposal, and 36,471 shares abstained from voting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11	*	Computation of per share earnings.

31	*	Section 302 Certifications.

32	*	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b) Form 8-K

Form 8-K filed May 9, 2003 reporting that the Company issued a press release and other financial information regarding its first quarter results on May 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 5, 2003	/s/ Steven Tsengas
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2003	/s/ John G. Murchie
John G. Murchie Vice President, Treasurer and Controller (Principal Financial Officer)