Form 10QSB
period 2003-09-30
OURPETS CO
filed 2003-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the quarterly period ended: September 30, 2003

Commission File No: 000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of October 31, 2003, the Issuer had outstanding 11,188,297 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,457,819 shares of Common Stock.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,699	$36,434
Accounts receivable—trade, less allowance for doubtful accounts of $ 18,117 and $ 17,351	586,873	660,214
Inventories	1,851,430	1,702,847
Prepaid expenses	190,741	30,006

Total current assets	2,723,743	2,429,501

PROPERTY AND EQUIPMENT
Furniture and fixtures	210,122	108,495
Leasehold improvements	25,393	22,443
Tooling	1,399,549	1,327,181
Property held under capital leases	17,077	35,520
Construction in progress	35,263	40,429

Total	1,687,404	1,534,068
Less accumulated depreciation	904,785	728,014

Net property and equipment	782,619	806,054

OTHER ASSETS
Patents, less amortization of $37,591 and $29,169	129,095	124,028
Domain name and other assets	10,346	12,096

Total other assets	139,441	136,124

Total assets	$3,645,803	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,375,000	$1,300,000
Current maturities of long-term debt	109,415	98,918
Current portion of capital lease obligations	4,146	11,481
Accounts payable—trade	979,078	607,459
Accrued expenses	170,781	139,438

Total current liabilities	2,638,420	2,157,296

LONG-TERM DEBT
Long-term debt—less current portion above	150,295	150,104
Capital lease obligations—less current portion above	737	3,890

Total long-term debt	151,032	153,994

Total liabilities	2,789,452	2,311,290

STOCKHOLDERS’ EQUITY
COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 11,188,297 shares	2,720,023	2,720,023
CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 71,000 shares	648,337	648,337
PAID-IN CAPITAL	132,716	132,716
ACCUMULATED DEFICIT	(2,644,725)	(2,440,687)

Total stockholders’ equity	856,351	1,060,389

Total liabilities and stockholders’ equity	$3,645,803	$3,371,679

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2003	2002	2003	2002
Net revenue	$1,371,162	$1,312,249	$3,799,633	$3,270,764
Cost of goods sold	1,019,760	967,429	2,851,299	2,505,447

Gross profit on sales	351,402	344,820	948,334	765,317
Selling, general and administrative expenses	389,901	364,338	1,031,867	1,002,147

Loss from operations	(38,499)	(19,518)	(83,533)	(236,830)
Other income and expense	124	1,742	(40,054)	3,063
Interest expense	(27,539)	(31,469)	(80,451)	(89,162)

Net loss	$(65,914)	$(49,245)	$(204,038)	$(322,929)

Basic and Diluted Net (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$—	$—	$(0.02)	$(0.03)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,188,297	11,042,297	11,188,297	11,032,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2002	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,440,687)	$1,060,389
Net loss	—	—	—	—	—	(204,038)	(204,038)

Balance at September 30, 2003	71,000	$648,337	11,188,297	$2,720,023	$132,716	$(2,644,725)	$856,351

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(204,038)	$(322,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	176,771	157,314
Amortization expense	8,422	7,654
(Increase) decrease in assets:
Accounts receivable—trade	73,341	(99,523)
Inventories	(148,583)	162,591
Prepaid expenses	(160,735)	15,785
Patent costs	(13,489)	(9,070)
Domain name and other assets	1,750	(1,700)
Increase (decrease) in liabilities:
Accounts payable—trade	371,619	(22,968)
Accrued expenses	31,343	22,027

Net cash provided by (used in) operating activities	136,401	(90,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(153,336)	(37,413)

Net cash used in investing activities	(153,336)	(37,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(78,194)	(53,552)
Issuance of long-term debt	88,882	106,000
Net borrowing (repayment) on bank line of credit	(25,000)	55,347
Issuance of note payable to shareholder	100,000	—
Principal payments under capital lease obligations	(10,488)	(4,450)

Net cash provided by financing activities	75,200	103,345

Net increase (decrease) in cash	58,265	(24,887)
CASH AT BEGINNING OF PERIOD	36,434	73,212

CASH AT END OF PERIOD	$94,699	$48,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$69,461	$72,446

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$—	$127,841

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2003 and December 31, 2002 consist of:

	2003	2002
Finished goods	$1,482,240	$1,409,667
Components and packaging	369,190	293,180

Total	$1,851,430	$1,702,847

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

For the three months ended September 30, 2003, 55.8% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $408,248, $193,826 and $163,141, respectively which represents 29.8%, 14.1% and 11.9% of total revenue, respectively.

For the three months ended September 30, 2002, 51.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $501,882 and $171,371, respectively which represents 38.2% and 13.1% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

REVENUE RECOGNITION—Continued

For the nine months ended September 30, 2003, 44.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,158,888 and $522,070, respectively which represents 30.5% and 13.7% of total revenue, respectively.

For the nine months ended September 30, 2002, 43.4% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $932,168 and $487,671, respectively which represents 28.5% and 14.9% of total revenue, respectively.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. As of September 30, 2003, common shares that could be potentially dilutive include 791,250 stock options at exercise prices from $0.10 to $0.625 a share, 2,457,819 warrants to purchase Common Stock at exercise prices from $0.41 to $1.463 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2002, common shares that could be potentially dilutive include 678,750 stock options at exercise prices from $0.31 to $1.25 a share, 2,430,131 warrants to purchase Common Stock at exercise prices from $0.455 to $1.472 a share and 785,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

SEPTEMBER 30, 2003

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

The following table represents the effect on net loss and earnings per share had the stock-based employee compensation been recognized:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Net loss, as reported	$(65,914)	$(49,245)	$(204,038)	$(322,929)
Less proforma expense related to stock options	5,846	7,527	14,355	22,571

Proforma net loss	(71,760)	(56,772)	(218,393)	(345,500)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.00)	$(0.02)	$(0.03)
Proforma	(0.00)	(0.01)	(0.02)	(0.04)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability ( or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS—CONTINUED

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation required a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended September 30, 2003 Compared to Three Months ended September 30, 2002

In the following discussion all references to 2003 are for the three months ended September 30, 2003 and all references to 2002 are for the three months ended September 30, 2002

Net revenue for 2003 was $1,371,162, an increase of 4.5 percent in revenue from $1,312,249 in 2002, consisting of net sales of proprietary products for the retail pet business. This increase of $58,913 was primarily the result of sales of approximately $194,000 to a new major customer in 2003 which was partially offset by a decrease in sales of approximately $102,000 to our other major customers. Our sales to foreign customers decreased by approximately $53,000 primarily due to reduced shipments to customers in Europe.

While net revenue increased by 4.5 percent in 2003, cost of goods sold also increased by 5.4 percent, from $967,429 in 2002 to $1,019,760 in 2003. The increase in cost of goods sold was due to higher costs for purchased products sold and higher freight costs. Our variable and fixed warehouse and overhead costs in 2003 decreased by 3.0 percent compared to 2002.

Due to the net revenue percentage increasing by less than the cost of goods sold percentage, our gross profit on sales only increased by $6,582, or 1.9 percent, from $344,820 in 2002 to $351,402 in 2003.

Selling, general and administrative expenses for 2003 were $389,901, an increase of 7.0 percent, or $25,563, from the $364,338 for 2002. The significant increases were in (i) advertising and marketing promotions of approximately $36,000 due to increased promotional and display costs for customers and advertising for new products, (ii) salaries and wages of approximately $8,000 due to the cost of upgrading of a management position, and (iii) commissions accrued for our sales representatives of approximately $3,000 due to the higher sales in 2003. These increases were partially offset by a decrease in accruals for legal fees of approximately $20,000 incurred for various lawsuits.

Interest expense for 2003 was $27,539, a decrease of 12.5 percent, or $3,930, from $31,469 in 2002. This decrease was primarily due to the effective interest rate paid on the bank borrowings declining from 6.11 percent in 2002 to 5.15 percent in 2003 in addition to average borrowings decreasing by approximately $94,000. Also, the interest expense for the Small Business Administration debt decreases as the principal balance of the loans is reduced by the monthly payments.

The net loss for 2003 was $65,914 as compared to a loss of $49,245 for 2002 or an increase in net loss of $16,669. This was the result of selling, general and administrative expenses increasing by $25,563 and a decrease in other income and expense of $1,618. These increased losses which totaled $27,181, were offset by an increase in gross profit on sales of $6,582 and a decrease in interest expense of $3,930 resulting in the increase in our net loss of $16,669.

Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002

In the following discussion all references to 2003 are for the nine months ended September 30, 2003 and all references to 2002 are for the nine months ended September 30, 2002

Net revenue for 2003 was $3,799,633, an increase of 16.2 percent in revenue from $3,270,764 in 2002, consisting of net sales of proprietary products for the retail pet business. This increase of $528,869 was primarily the result of an increase in sales of approximately $261,000 to our two major customers due to promotions of existing products and sales of new products in 2003. The balance of the increase in sales was from sales to other customers which increased by approximately $268,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2003 was approximately $322,000. Our sales to foreign customers decreased by approximately $21,000, or 8.8 percent, from 2002 mainly due to decreases to customers in Japan and Europe.

While net revenue increased by 16.2 percent in 2003, cost of goods sold also increased by 13.8 percent, from $2,505,447 in 2002 to $2,851,299 in 2003. This increase was the result of the cost of purchased products sold and freight increasing by 18.4 percent due to the higher percentage cost for one of our new purchased products compared to the other purchased products. Our variable and fixed warehouse and overhead costs decreased by 2.3 percent from 2002 due to decreased packaging design costs and foreign warehouse expenses. As a result of the net revenue percentage increasing by more than the cost of goods sold percentage, our gross profit on sales increased by 23.9 percent, or $183,017, from $765,317 in 2002 to $948,334 in 2003.

Selling, general and administrative expenses in 2003 were $1,031,867, an increase of $29,720 from $1,002,147 in 2002. The significant increases were in (i) advertising and marketing promotions of approximately $51,000 due to increased promotional and display costs for customers and advertising for new products, (ii) cash discounts allowed of approximately $10,000 as a result of the increase in sales to customers which are allowed cash discounts, and (iii) salaries and wages of approximately $9,000 due to the cost of upgrading of a management position. These increases were partially offset by decreases in (i) stockholder and investor relations of approximately $30,000 due to reduced expenditures for public relations, travel and meetings and (ii) accruals for our export consultant of approximately $12,000 in 2002 that were not incurred in 2003.

The loss from other income and expense increased by approximately $43,000 due to a loss of $40,054 in 2003 compared to income of $3,063 in 2002. The loss was mainly due to the disposal of excess inventory of one of our products during the second quarter of 2003.

Interest expense for 2003 was $80,451, a decrease of 9.8 percent, or $8,711, from $89,162 in 2002. This decrease was primarily due to the effective interest rate paid on the bank borrowings declining from 5.99 percent in 2002 to 5.29 percent in 2003 as well as average borrowing decreasing by approximately $40,000. In addition, the interest expense for the Small Business Administration debt decreases as the principal balance of the loans is reduced by the monthly payments and also the reduced interest paid to vendors in 2003.

The net loss in 2003 was $204,038 as compared to a net loss of $322,929 in 2002 or a decrease in net loss of $118,891. This was as a result of the net revenue percentage increasing by 16.2 percent while the cost of goods sold percentage increased by only 13.8 percent causing the gross profit on sales to increase by $183,017 or 23.9 percent. In addition, interest expense decreased by $8,711 resulting in total increases to income of $191,728. These increases were partially offset by the increases in selling, general and administrative expenses of $29,720 and in other income and expense of $43,117 resulting in the decrease in net loss of $118,891.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $1,635,000 in principal amount of indebtedness (excluding $4,883 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$825,000
SBA term loans	5.2445 & 6.999%	125,000
Bank term loan	Prime plus 2%	69,000
Other notes payable	Various up to 10%	616,000

The bank line of credit interest is payable monthly. The term loans with the SBA are payable in monthly installments of $5,300 including interest. The bank term loan is payable in monthly installments of $3,334 plus interest. The other notes payable are due as follows: $150,000 on February 1, 2004, to Beachcraft L.P., $100,000 on November 30, 2003 and $200,000 on August 31, 2004, to Joseph T. Aveni and $100,000 in the aggregate on July 31, 2004, to Dr. Steven Tsengas, Joseph T. Aveni, and Over the Hill Ltd., plus accrued interest. Also equipment purchase notes for $66,000 are due in monthly payments of $1,374 including interest through June 2008. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from our financing activities to fund our operations. We recorded a loss of approximately $204,000 for the nine months ended September 30, 2003 and realized approximately $136,000 in cash from our operating activities. At year end 2001, we closed on a new bank line of credit facility for an increased line of credit. On April 12, 2002 we signed a promissory note agreement with our bank whereby we can borrow up to $200,000 ($126,000 borrowed and $57,000 repaid through September 30, 2003) at an interest rate of prime plus 2%. The note is due in sixty monthly installments of $3,333 plus interest beginning May 15, 2002. As a result, absent a failure to obtain profitability in 2003 that would affect renewals of the terms of our line of credit, we should be able to fund our operating cash requirements for 2003.

Our capital lease payments were approximately $7,900 for 2002 and are estimated to be approximately $12,300 and $4,100 for the years ending December 31, 2003 and 2004, respectively, under current commitments. We have no other material commitments for capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $136,401. Cash was used for the net loss for the nine months ended September 30, 2003 of $18,845, which is net of the non-cash charges for depreciation of $176,771 and amortization of $8,422. Cash was provided by the net change of $155,246 in our operating assets and liabilities. These changes consisted of decreases in accounts receivable of $73,341 and in domain name and other assets of $1,750 and increases in accounts payable of $371,619 and accrued expenses of $31,343, which were partially offset by increases in inventories of $148,583, prepaid expenses of $160,735 and patent costs of $13,489.

Net cash used in investing activities for the nine months ended September 30, 2003 was $153,336, which was used for the acquisition of property and equipment. Net cash used in financing activities for the nine months ended September 30, 2003 was $75,200. Cash was provided by the $100,000 borrowing under the note payable to shareholder, the $20,000 borrowing under the bank term loan agreement and the $68,882 borrowing under equipment purchase notes with vendors. Cash was used for $25,000 net repayment under the line of credit agreement with the bank, $78,194 was used for the principal payments on long-term debt and $10,488 was used for the principal payments on capital lease obligations.

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

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(e). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 6, 2002 we commenced suit against Jack Lemkin, the owner and operator of Sinitron Corp. in the United States District Court, Northern District of Ohio concerning a patent dispute. (OurPet’s Company, et al v. Jack Lemkin, et al, Case No. 1:02CV1066). This Action concerns issues that are related to two other actions we initiated, OurPet’s Company, et al v. Sinitron Corp. et al in the Common Pleas Court of Franklin County, Ohio (Case No. 03-CV-003162) and OurPet’s Company, et al v. Oldham and Oldham Co, et al in the Common Pleas Court of Cuyahoga County, Ohio (Case No. CV02472413). The action against Lemkin arises out of the same course of events which led to our action against his company, Sinitron Corp. Furthermore, the course of events underpinning the above two cases were able to happen due to the negligence of our intellectual property counsel, Oldham and Oldham. As a result of the interrelationship of these cases, the Federal District Court judge has scheduled a mediation conference in December 2003 for the parties and their respective legal counsel for all three cases in an attempt to assist the parties in reaching of settlement in each of these cases. While we believe the mediation conference is a positive development, we cannot predict the likely outcome.

On June 5, 2003, we filed an action against Akon Plastics Enterprises, Inc. (“Akon”), the directors of Akon, and David F. Harman, Akon’s President, in the Court of Common Pleas of Lake County, Ohio seeking damages, including non-payment of loans, resulting from Akon’s breach of an asset purchase agreement it entered into with our subsidiary, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.). This case was previously filed in the Common Pleas Court of Summit County, Ohio in October 2000 and was subsequently dismissed without prejudice in March 2003.

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

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11	*	Computation of per share earnings.

31	*	Section 302 Certifications.

32	*	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Form 8-K

Form 8-K filed August 5, 2003 reporting that the Company issued a press release and other financial information regarding its second quarter results on August 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2003	/s/ Steven Tsengas

President and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2003	/s/ John G. Murchie

John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)