Form 10KSB
period 2003-12-31
OURPETS CO
filed 2004-03-30
CIK 1094139

As filed with the Securities and Exchange Commission on March 30, 2004

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2003 were $5,180,779. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $1,368,856 as of March 4, 2004. As of March 4, 2004, the issuer had outstanding 11,700,473 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 22, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒.

www.ourpets.com

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2003

This report on the Form 10-KSB (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our cash needs and ability to fund our requirements, building of our market presence and ability to succeed as planned and our ability to successfully obtain and protect our patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Item 1. Description of Business – Risk Factors” for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Introductory Note

OurPet’s Company, a Colorado corporation, (“OurPet’s,” “we,” “us” and “our”) is engaged in developing, manufacturing and marketing various proprietary products for the retail pet business. As used herein, the terms “OurPet’s,” “we,” “us” and “our” include each of our subsidiaries, unless the context otherwise requires.

PART I

Item 1.	Description of Business.

Our management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”) to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger no affiliation or other relationship existed between Manticus and us or our shareholders. As operations for the newly merged entity were, and continue to be, conducted in Ohio, Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’Articles of Incorporation was amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company.

Virtu develops and markets products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 100 products for dogs, cats, birds and other small animals. All are marketed under the OurPet’s label to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

According to the 2003/2004 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 64.2 million U.S. households (62% of all households) currently own a pet, with approximately 46% of those households owning more than one pet. The most popular pets are dogs (39% of all households) and cats (34% of all households). The above survey estimates that there are approximately 378 million pets in the United States.

We sell our products in the following market segments:

mass retailers—eg. Wal-Mart, Kmart, Target

pet store chains—eg. PetsMart, Petco

pet catalogues—eg. Drs. Foster & Smith, Pet Edge

general catalogues—eg. Hammacher Schlemmer, Solutions

clubs—eg. Costco, BJ’s

grocery chains—eg. Stop-N-Shop, Safeway

pet food makers—eg. Friskies, Ralston Purina

pet distributors/pet dealers—eg. Wolverton, Central Garden & Pet

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 200 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 200 customers for the year ended December 31, 2003, 45.5% of our revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,597,638 and $761,966, respectively, which represents 30.8% and 14.7% of total revenue.

We currently market products such as dog and cat feeders, dog and cat toys, cat litter, and natural and nutritional pet supplements and treats. We conduct our marketing and sales activities through 6 in-house officers and/or employees, 46 general merchandise independent sales agents, 12 specialty market independent sales agents and 2 catalog market independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 15% of net sales to customers.

Our marketing strategies include, among others, trade shows, customer visitation, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

We are one of many small companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys and healthy consumable products markets is both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Our competition in the premium cat litter market is mainly larger domestic companies.

We have been granted fifteen United States patents for dog and cat feeders and have twenty-five United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained fourteen additional trademark registrations and applied for ten trademark registrations, which are still pending.

The patents issued and granted to us are:

Patent No.	Issue Date	Title
5,509,376	April 23, 1996	Animal Feeder Assembly
5,730,081	March 24, 1998	Animal Feeder Assembly
D393,107	March 31, 1998	Small Animal Feeder
6,032,615	March 7, 2000	Amusement Device for Household Pets, such as Cats
6,158,390	December 12, 2000	Pet Ball
6,237,538	May 29,2001	Pet Toy Ball Feeder
6,371,053	April 16, 2002	Simulated Mouse Toy with
Pre-Recorded Sound Chip
D456,570	April 30, 2002	Pet Toy and Exerciser
6,467,428	October 22, 2002	Filtered Water and Feeding System
D467,045	December 10, 2002	Stackable Pet Feeder
6,550,426	April 22, 2003	Pet Toy
6,568,433	May 27, 2003	Portable Fluid Delivery Device
6,571,742	May 27, 2003	Interactive Pet Toy
D486,274	February 3, 2004	Adjustable Height Pet Feeder
D486,273	February 3, 2004	Adjustable Height Pet Feeder

Patent applications that are pending are:

Serial No.	File Date	Title
09/813746	March 21, 2001	Cover for Pet Food and Water Bowls
09/590815	June 9, 2000	Food and Treat Dispenser
09/778543	February 7, 2001	Vocal Training and Companionship
29/152806	December 27, 2001	Pet Feeder Top
10/179117	June 25, 2002	Pet Food Product
10/264223	October 3, 2002	Improved Cat Litter
10/325019	December 20, 2002	Toxic Material Exposure Indicator
29/180,189	April 21, 2003	Adjustable Height Pet Feeder
10/423,706	April 28, 2003	Gourmet Spray
10/434,734	May 12, 2003	Adjustable Height Pet Feeder
10/444,163	May 23, 2003	Portable Fluid Delivery Device
10/456,919	June 9, 2003	Vocal Training and Companionship Apparatus
10/611,821	July 1, 2003	Nutrient and Anti-Microbial Pet Bone
10/616,282	July 10, 2003	Cover for Pet Bowls
10/679,029	October 3, 2003	Pet Food and Water Bowl
60/508,916	October 7, 2003	Rawhide Biscuit
Pending	October 14, 2003	Apparatus for Scooping Cat Litter
10/688,672	October 20, 2003	Food and Treat Dispenser
60/528,968	December 12, 2003	Meaty Bone
60/528,963	December 12, 2003	Chew-N-Squeak
60/528,818	December 12, 2003	Savor-Sphere
60/528,819	December 12, 2003	Bouncy Bone
60/528,972	December 12, 2003	Drumcicle
60/528,820	December 12, 2003	Doggie Pop
10/755,160	January 12, 2004	Pet Chew Toy For Holding Consumable Treats

Our trademark registrations obtained are:

Registration No.	Date Registered	Name
2,048,003	March 25, 1997	OurPet’s
2,016,545	November 12, 1996	Flexo-Feeder
2,219,049	January 19, 1999	Push-N-Roll
2,220,580	January 26, 1999	Triple Track
2,221,776	February 2, 1999	Zig-N-Zag
2,226,341	February 23, 1999	Play-N-Treat
2,498,759	October 16, 2001	Play-N-Squeak
2,447,094	April 24, 2001	Molecuball
2,563,464	April 23, 2002	Delidome
2,577,849	June 11, 2002	OurPet’s
2,574,795	June 4, 2002	Wufer Ball
2,664,532	December 17, 2002	Speed-E-Drink
2,688,515	February 18, 2003	Mouse-N-Cheese
2,749,682	August 12, 2003	IcePudding
2,792,219	December 9, 2003	Speed-E-Treat

The following trademark registration applications are pending:

Serial No.	Dated Filed	Name
76/395,679	April 15, 2002	Dog-E-Licious
76/395,681	April 15, 2002	Cat-E-Licious
76/435,630	July 29, 2002	OurPet’s Choice Litter
76/462,949	October 22, 2002	Butterfly Ball
76/503,265	March 27, 2003	Roller Mouse
76/503,264	March 27, 2003	Bubble Mouse
76/514,644	April 7, 2003	Nature’s Scoop
76/514,643	June 10, 2003	Nature’s Litter
76/540,628	July 28, 2003	Gourmet Rawhide Bones
76/572,227	January 26, 2004	Groovy Stick

As of March 4, 2004, we had 11 full-time employees consisting of 4 officers, 3 other employees in sales and marketing, 1 employee in finance and administration and 3 employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $44,196 for the year ended December 31, 2003 and $47,487 for the year ended December 31, 2002.

Risk Factors

We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

We are one of many small companies in the pet product market with no measurable percentage of that market. We are still attempting to build our market presence as we compete with both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely effect our sales, if this trend continues or these retailers are unable to emerge from bankruptcy protection.

Additional financing may not be available when required by us.

We may need additional financing for new product launches, warehouse equipment, working capital, research and development of new products, strategic acquisitions, and molds and tooling to produce new products. If the financial resources are not available if needed, or are not available on affordable terms, then our ability to increase our sales and profits will be hampered, which in turn harms our financial performance.

The loss of key personnel could adversely affect our operations.

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Heather L. Novak, Vice President of Marketing; and John G. Murchie, Vice President, Treasurer and Controller. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We do not have employee contracts with our key personnel and may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have fifteen U.S. patents issued and twenty-five U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 11,700,473 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 4, 2004, we had outstanding 71,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 710,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 4, 2004, we had outstanding 2,473,291 warrants to purchase an aggregate of 2,473,291 shares of Common Stock at exercise prices ranging from $0.407 to $1.454 per share and options to purchase an aggregate of 741,249 shares of Common Stock at exercise prices ranging from $0.10 to $0.625 per share. We have reserved an aggregate of 1,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

Resale of our securities are and will continue to be subject to restrictions.

Our securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of the holders of our securities to sell such securities in the secondary market.

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

Possible Volatility of Market Price of Common Stock.

The market price of our securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have, and expect to continue experiencing limited trading volume in our Common Stock.

Item 2.	Description of Property.

We lease a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. The current monthly rental is $11,690 plus real estate taxes with annual increases based upon the change in the indicated consumer price index in the preceding year. The initial lease term was five years ending on May 31, 1998. The lease was extended for two additional five year terms ending on May 31,2008, with the possibility of three additional term extensions of five years each. We believe that this facility will provide adequate warehouse and office space to meet our needs for the immediate future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3.	Legal Proceedings.

In December, 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. We filed a suit for professional negligence against our intellectual property counsel in the Summit County Court of Common Pleas on January 18, 2001. That lawsuit was voluntarily dismissed and re-filed on June 5, 2002, in Cuyahoga County Court of Common Pleas under the caption OurPet’s Company, et al. vs.Oldham & Oldham LPA, et. al. On December 12, 2003, an agreement was finalized in which we reached a global settlement of all litigation in this case. In exchange for full and final releases of all claims between and among the parties, we received $879,410 after deductions for contingent and unpaid legal fees.

As a result of the negligence of our intellectual property counsel, Jack Lemkin, owner and operator of Sinitron Corp., was able to file for and obtain a patent on various aspects of one of our products. We commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio seeking, among other things, a declaration that Lemkin’s patent either belongs to us, or is invalid due to Lemkin’s failure to disclose our role in developing the product in his application for the patent. The case is captioned OurPet’s et. al. vs.Jack Lemkin et. al. The Federal Court issued a temporary restraining order against Lemkin in November 2003, and that litigation is currently pending. Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against us on December 4, 2003 in the United States District Court, Southern District of Ohio alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of our patents. We have filed with the court a motion to dismiss Mr. Lemkin’s suit and we are waiting for the court to rule on our motion. We cannot predict the outcome of this matter, but intend to prosecute it vigorously.

We filed action against Sinitron Corp. on December 26, 2002 under the caption OurPet’s Company and Virtu Company vs Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. The complaint alleges four counts; breach of contract, negligence, fraud and breach of third party beneficiary rights. We subsequently transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. Sinitron filed a counterclaim against OurPet’s alleging tortious interference with contract and damage to business reputation and damages for unpaid invoices. The counterclaim for unpaid invoices is a negligible amount and we believe the remaining allegations made by Sinitron are tenuous. While we believe our case against Sinitron is strong, we cannot predict the outcome of the action at this stage in the proceeding. In the unlikely event occurs that any damages are upheld for Sinitron, they would be offset by our claims against Sinitron and therefore would result in little, if any, financial exposure to OurPet’s. Currently the case is proceeding through discovery with a tentative trial date set for November 1, 2004.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. In September 2000, Akon breached the asset purchase agreement and in October 2000, we filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against us alleging intentional infliction of emotional distress seeking compensatory and punitive damages against us and the individual guarantors. Both actions were dismissed without prejudice in March 2003. On June 5, 2003, we re-filed the action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio where it is currently pending. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on the Nasdaq Over-The-Counter Bulletin Board Market under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2002	1.00	0.15
June 30, 2002	0.26	0.14
September 30, 2002	0.22	0.13
December 31, 2002	0.18	0.10
March 31, 2003	0.21	0.09
June 30, 2003	0.21	0.16
September 30, 2003	0.41	0.19
December 31, 2003	0.38	0.23

As of March 4, 2004, we had approximately 185 holders of record of Common Stock.

Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after payment of any accrued dividends on Preferred Stock. We have never paid any cash dividends nor do we intend, in the foreseeable future, to make any cash distributions to our common stockholders as dividends. We cannot currently distribute cash dividends without violating our loan agreement with our bank.

There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

During 2003, we have sold the following securities without registering them under the Securities Act of 1933, as amended (the “Securities Act”).

In September 2003, we originally issued 12,500 warrants which expire on September 4, 2006, at an exercise price of $0.41 per share to Joseph T. Aveni, director and shareholder, in consideration of a loan made to us. Subsequent to their issuances the number of warrants and exercise price changed in accordance with the warrants’ anti-dilution provision to 12,592 exercisable at $0.407 per share. These warrants were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The warrants were issued by us pursuant to private transactions involving the loan of funds to us. No general advertisement or solicitation was conducted. We believe the terms we received from the loan are at least as favorable as the terms we could have obtained from unaffiliated third parties.

In December 2003, we issued 367,647 shares of Common Stock to Joseph T. Aveni, director and shareholder, and trusts for his children, and 73,529 shares of Common Stock to grandchildren of Steven Tsengas, director, officer and shareholder, in conversion of $150,000 in debt owed by us to them. These shares of Common Stock were issued in reliance upon Section 4(2) of the Securities Act as they were not issued as part of a public offering. The Common Stock was issued by us pursuant to a private transaction involving the conversion of debt. No general advertisement or solicitation was conducted. We believe the terms we received from the conversion are at least as favorable as the terms we could have obtained from unaffiliated third parties.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Overview

OurPet’s develops, designs, produces and markets a broad line of innovative, high-quality accessory and consumable pet products. These products include healthy feeding systems to improve the health and comfort of pets, interactive toys that provide fun, rewarding mental and physical challenges for pets, innovative maintenance to enhance the required maintenance needs of pets, and healthy consumable products for achieving and maintaining high mental, physical and immune levels of pets. Examples of products in each of these categories include the following.

Healthy Feeding Systems	—	Pet Diners Stainless Steel Bowls Automatic Feed and Water Dispensers Portable Dog Products

Interactive Toys	—	Cat Toys Plush Toys Food Delivery Toys Bird Mirrors

Innovative Maintenance	—	Premium Cat Litter

Healthy Consumables	—	Nutritional Supplements Ice Cream Alternatives Gourmet Gravies Gourmet Sprays Gourmet Rawhide Bones

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2003/2004 APPMA National Pet Owners Survey approximately 64.2 million U.S. households currently own a pet with an estimated pet population of 65.0 million dogs, 77.7 million cats and 17.3 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 13, 14 and 15, we have funded our operations principally from net cash provided by operating activities during 2003 and with bank borrowings in 2002.

In April of 2002, we entered into a promissory note agreement with our bank under which we could borrow up to $200,000 for working capital purposes. The note was payable in monthly payments of $3,334 plus interest at prime plus 2% beginning in May of 2002. During 2002 we borrowed a total of $106,000 under this agreement and repaid $26,672. During 2003 we borrowed a total of $60,000 under the agreement and repaid the entire balance due of $139,328.

Also during 2002 we had net borrowings of $55,347 and during 2003 we had a net repayment of $200,000 under our line of credit facility with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2003 we had a balance of $650,000 under the line of credit with the bank at an interest rate of prime plus 1%.

In December of 2003, we issued 367,647 shares of Common Stock to Joseph T. Aveni, director and shareholder, and trusts for his children, and 73,529 shares of Common Stock to grandchildren of Steven Tsengas, director, officer and shareholder, at a price of $0.34 per share for conversion of debt of $150,000 owed to them as consideration for the Common Stock.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In the following discussion all references to 2003 are for the year ended December 31, 2003 and all references to 2002 are for the year ended December 31, 2002.

Net revenue for 2003 was $5,180,779, an increase of 10.4 percent in revenue from $4,693,222 in 2002, consisting of sales of proprietary products for the retail pet business. This increase of $487,557 was primarily the result of an increase in sales of approximately $426,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $62,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2003 was approximately $423,000. Our sales to foreign customers decreased by approximately $53,000, or 14.8 percent, from 2002 mainly due to decreased sales to customers in Canada and Japan.

While net revenue increased by 10.4 percent in 2003, cost of goods sold also increased by 12.0 percent, from $3,510,184 in 2002 to $3,932,208 in 2003. This increase of $422,024 was as a result of the cost of purchased products sold and freight increasing by 15.3 percent due to the higher percentage cost for two of our new purchased products compared to the other purchased products. Our variable and fixed warehouse and overhead costs decreased by 0.3 percent from 2002 due to decreased packaging design costs and foreign warehouse expenses.

As a result of the cost of goods sold increasing by more than the net revenue, our gross profit on sales increased by 5.5 percent, or $65,533, from $1,183,038 in 2002 to $1,248,571 in 2003.

Selling, general and administrative expenses in 2003 were $1,370,734, an increase of $33,297, or 2.5 percent, from $1,337,437 in 2002. The significant increases were in (i) advertising and marketing promotions of approximately $77,000 due to increased promotional and display costs for customers and advertising for new products, (ii) cash discounts allowed and incentive rebates given to customers of approximately $25,000 as a result of the increase in sales to customers which are allowed cash discounts and incentive rebates, and (iii) salaries and wages of approximately $38,000 due to the cost of upgrading two sales and marketing positions. These increases were partially offset by decreases in (i) stockholder and investor relations of approximately $30,000 due to reduced expenditures for public relations, travel and meetings, (ii) accruals for our export consultant of approximately $12,000 in 2002 that were not incurred in 2003, and (iii) accruals for legal services which decreased by approximately $67,000 mainly due to legal fees and expenses that were included in the extraordinary item in 2003.

The loss from operations decreased by 20.9 percent, or $32,236, from a $154,399 loss in 2002 to a $122,163 loss in 2003 as a result of our gross profit on sales increasing by $65,533, or 5.5 percent, which was more than the increase in selling, general and administrative expenses of $33,297, or 2.5 percent.

The loss from other income and expense increased by $180,166 as a result of a loss of $176,212 in 2003 compared to income of $3,954 in 2002. The loss in 2003 includes (i) the loss on disposal of excess inventory of one of our products of approximately $40,000, (ii) the write-off of undepreciated tooling costs for discontinued products of approximately $71,000, and (iii) the write-off of the inventory of components for discontinued products of approximately $55,000.

Interest expense for 2003 was $109,605, a decrease of 8.5 percent, or $10,208, from $119,813 in 2002. This decrease was primarily due to the effective interest rate paid on the bank borrowings declining from 5.9 percent in 2002 to 5.3 percent in 2003 on an average borrowing that increased by approximately a $7,000. In addition, the interest paid to vendors in 2003 was reduced from the amount paid in 2002 by approximately $6,700.

The extraordinary item in 2003 was from the gain on the settlement of our litigation against our former intellectual property counsel and fiduciaries. We received $879,410 after deductions for contingent and unpaid legal fees and after deducting other legal fees and expenses incurred with the litigation, we recognized a gain of $848,166.

The net income for 2003 was $440,186 as compared to a net loss in 2002 of $270,258 or an improvement of $710,444. This was the result of the extraordinary item of $848,166, the net revenue percentage increasing by 10.4 percent while the cost of goods sold percentage increased by 12.0 percent causing the gross profit on sales to increase by $65,533, or 5.5 percent, and interest expense decreased by $10,208 resulting in total increases to income of $923,907. These increases were partially offset by increases in selling, general and administrative expenses of $33,297 and in other income and expense of $180,166 resulting in the improvement of $710,444.

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $289,000 in available funds at December 31, 2003 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2003, we had $923,433 in principal amount of indebtedness (excluding $3,890 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$650,000
Small Business Administration (“SBA”) term loans	5.244% & 6.999%	110,784
Installment notes payable	7.022% & 7.517%	62,649
Other notes payable	10%	100,000

The bank line of credit borrowing of $650,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2005. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,300,000 through December 30, 2004 and $1,500,000 at December 31, 2004 and thereafter, and obtain permission from the bank to incur additional indebtedness, enter additional leases which would require total lease payments exceeding $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and pay cash dividends or redeem any of our capital stock.

The term loans with the SBA are payable in monthly installments of $5,300 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on August 1, 2004, to Beachcraft L.P. and $25,000 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000 and $75,000 was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. In consideration for the first three of these extensions we issued warrants each time for the purchase of 37,500 shares of Common Stock to Beachcraft L.P. at an exercise price of $1.25 per share with an expiration date of July 31, 2004. Subsequent to their issuance the warrants were adjusted to 76,718 warrants exercisable at $1.222 per share and 37,987 warrants exercisable at $1.234 a share in accordance with the warrant anti-dilution provisions. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2006 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $440,000 for the year ended 2003 but recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from our financing activities to fund our operations. At year end 2001 we closed on a new bank line of credit facility for an increased line of credit. As a result, absent a failure to maintain the required debt service coverage ratio and the tangible net worth, we should be able to fund our operating cash requirements for 2004.

Our capital lease payments were approximately $12,300 for 2003 and are estimated to be approximately $4,100 for the year ending December 31, 2004 under current commitments. We have no other material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2003 is as follows:

	Payments Due By Period
Contractual Obligation	Total		Less than 1 year		1-3 years		4-5 years		After 5 years
Long-Term Debt	$923,433		$820,480		$80,110		$22,843		$-0	-
Capital Lease Obligations	4,114		4,114		-0	-	-0	-	-0	-
Purchase Obligations	-0	-	-0	-	-0	-	-0	-	-0	-
Other Long Term Liabilities	-0	-	-0	-	-0	-	-0	-	-0	-
Operating Leases	685,061		152,743		307,759		224,559		-0	-

Total Contractual Cash Obligations	$1,612,608		$977,337		$387,869		$247,402		$-0	-

Net cash provided by operating activities for the year ended December 31, 2003 was $649,450. Cash was provided by the net income for the year of $753,161, which is net of the non-cash charges for depreciation of $235,387, amortization of $6,562 and the loss on disposal of property and equipment of $71,026. Cash was used for the net change of $103,711 in our operating assets and liabilities. These changes consisted of increases in prepaid expenses of $117,238 and decreases in accounts payable of $61,723 and accrued expenses of $46,743, which were partially offset by decreases in accounts receivable of $30,915, inventories of $75,847, patent costs of $13,230 and domain name and other assets of $2,001.

Net cash used in investing activities for the year ended December 31, 2003 was $162,222, which was used for the acquisition of property and equipment. Net cash used in financing activities for the year was $487,070. Cash was provided by the $100,000 borrowed under the note payable to a shareholder, the $60,000 borrowed under the bank term loan agreement and the $68,882 borrowed under the equipment purchase notes. Cash was used for $200,000 net repayment under the line of credit agreement with the bank, $204,471 was used for the principal payments on long-term debt, $11,481 was used for the principal payments on capital lease obligations and $300,000 was used for the payments of notes payable to shareholders.

Net cash used in operating activities for the year ended December 31, 2002 was $58,025. Cash was used for the net loss for the year of $37,382, which is net of the non-cash charges for depreciation of $215,438, amortization of $10,302 and the loss on disposal of property and equipment of $7,136. Cash was also used for the net change of $20,643 in our operating assets and liabilities. These changes consisted of increases in accounts receivable of $51,395, patent costs of $11,462 and in domain name and other assets of $11,951 and a decrease in accounts payable of $126,046, which were partially offset by decreases in inventories of $117,761 and in prepaid expenses of $43,582 and an increase in accrued expenses of $18,868.

Net cash used in investing activities for the year ended December 31, 2002 was $71,944, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $93,191. Cash was provided by the $55,347 borrowing under the bank line of credit and the $106,000 borrowing under the bank promissory note agreement. Cash was used for $62,145 in principal payments on long-term debt and $6,011 in principal payments on capital lease obligations.

Critical Accounting Policies/Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

We believe that the following is the only significant judgment and estimate used the preparation of our financial statements. Tooling costs related to the design and manufacture of molds that are used to produce our products are capitalized and depreciated over useful lives of three to seven years. If one or more of our products is discontinued, the write-off of the undepreciated tooling costs could be significant.

Item 7.	Financial Statements

The financial statements of OurPet’s Company as of December 31, 2003 and 2002, and for the years then ended together with the Report of Independent Auditors are included in this Form 10-KSB on the pages indicated below.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2003 and December 31, 2002, and the consolidated results of their operations and cash flows for the years ended December 31, 2003 and December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

S. R. SNODGRASS, A. C.

Certified Public Accountants

Mentor, Ohio

February 4, 2004

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS CURRENT ASSETS
Cash and cash equivalents	$36,592	$36,434
Accounts receivable—trade, less allowance for doubtful accounts of $ 12,460 and $ 17,351	629,299	660,214
Inventories	1,627,000	1,702,847
Prepaid expenses	147,244	30,006

Total current assets	2,440,135	2,429,501

PROPERTY AND EQUIPMENT
Computers and office equipment	116,557	112,782
Warehouse equipment	106,389	31,233
Leasehold improvements	25,393	22,443
Tooling	1,112,603	1,327,181
Construction in progress	39,384	40,429

Total	1,400,326	1,534,068
Less accumulated depreciation	738,463	728,014

Net property and equipment	661,863	806,054

OTHER ASSETS
Patents, less amortization of $35,731 and $29,169	104,236	124,028
Domain name and other assets	10,095	12,096

Total other assets	114,331	136,124

Total assets	$3,216,329	$3,371,679

LIABILITIES
CURRENT LIABILITIES
Notes payable	$750,000	$1,300,000
Current maturities of long-term debt	70,480	98,918
Current portion of capital lease obligations	3,890	11,481
Accounts payable—trade	545,736	607,459
Accrued expenses	92,695	139,438

Total current liabilities	1,462,801	2,157,296

LONG-TERM DEBT
Long-term debt—less current portion above	102,953	150,104
Capital lease obligations—less current portion above	—	3,890

Total long-term debt	102,953	153,994

Total liabilities	1,565,754	2,311,290

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,700,473 and 11,188,297 shares	2,941,023	2,720,023
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337
PAID-IN CAPITAL	61,716	132,716
ACCUMULATED DEFICIT	(2,000,501)	(2,440,687)

Total stockholders’ equity	1,650,575	1,060,389

Total liabilities and stockholders’ equity	$3,216,329	$3,371,679

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
Net revenue	$5,180,779	$4,693,222
Cost of goods sold	3,932,208	3,510,184

Gross profit on sales	1,248,571	1,183,038
Selling, general and administrative expenses	1,370,734	1,337,437

Loss from operations	(122,163)	(154,399)
Other income and expense	(176,212)	3,954
Interest expense	(109,605)	(119,813)

Loss before extraordinary item	(407,980)	(270,258)
Extraordinary item—gain on litigation settlement	848,166	—

Net income (loss)	$440,186	$(270,258)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Loss before extraordinary item	$(0.04)	$(0.03)
Extraordinary item	0.07	—

Net income (loss)	$0.03	$(0.03)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,202,580	11,060,861

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and December 31, 2002

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2002	92,500	$844,664	10,895,626	$2,452,696	$203,716	$(2,170,429)	$1,330,647
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	71,000	(71,000)	—	—
Preferred Stock converted into Common Stock	(21,500)	(196,327)	215,000	196,327	—	—	—
Common Stock issuance	—	—	6,671	—	—	—	—
Net loss for the year	—	—	—	—	—	(270,258)	(270,258)

Balance at December 31, 2002	71,000	648,337	11,188,297	2,720,023	132,716	(2,440,687)	1,060,389
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	71,000	(71,000)	—	—
Common Stock issued in exchange for cancellation of debt	—	—	441,176	150,000	—	—	150,000
Net income for the year	—	—	—	—	—	440,186	440,186

Balance at December 31, 2003	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,000,501)	$1,650,575

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$440,186	$(270,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	235,387	215,438
Amortization expense	6,562	10,302
Loss on disposal of property and equipment	71,026	7,136
(Increase) decrease in assets:
Accounts receivable—trade	30,915	(51,395)
Inventories	75,847	117,761
Prepaid expenses	(117,238)	43,582
Patent costs	13,230	(11,462)
Domain name and other assets	2,001	(11,951)
Increase (decrease) in liabilities:
Accounts payable—trade	(61,723)	(126,046)
Accrued expenses	(46,743)	18,868

Net cash provided by (used in) operating activities	649,450	(58,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(162,222)	(71,944)

Net cash used in investing activities	(162,222)	(71,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(204,471)	(62,145)
Issuance of note payable to shareholder	100,000	—
Net (repayment) borrowing on bank line of credit	(200,000)	55,347
Issuance of long-term debt	128,882	106,000
Principal payments under capital lease obligations	(11,481)	(6,011)
Payment of notes payable to shareholders	(300,000)	—

Net cash provided by (used in) financing activities	(487,070)	93,191

Net increase (decrease) in cash	158	(36,778)
CASH AT BEGINNING OF YEAR	36,434	73,212

CASH AT END OF YEAR	$36,592	$36,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$142,846	$112,974

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$71,000	$71,000

Preferred Stock converted into Common Stock	$—	$196,327

Notes payable converted into Common Stock	$150,000	$—

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

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2003 and December 31, 2002 consist of:

	2003	2002
Finished goods	$1,327,944	$1,409,667
Components and packaging	299,056	293,180

Total	$1,627,000	$1,702,847

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

Computers and office equipment	3 to 7 years
Leasehold improvements	39 years
Tooling	3 to 7 years
Warehouse equipment	5 to 7 years

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2003 and December 31, 2002 was $ 235,387 and $ 215,438, respectively.

Intangible Assets—The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $16,279 in the year ended December 31, 2003 and $11,462 in the year ended December 31, 2002 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 the Company purchased a domain name for its website for $10,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loan.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2003, 45.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,597,638 and $ 761,966, which represents 30.8% and 14.7% of total revenue, respectively.

For the year ended December 31, 2002, 41.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,246,262 and $ 728,228, which represents 25.9% and 15.1% of total revenue, respectively.

At December 31, 2003, 58.2% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $129,824, $129,364, and $114,227, which represents 20.2%, 20.2%, and 17.8% of total accounts receivable, respectively.

At December 31, 2002, 49.4% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $125,276, $116,551, and $93,185, which represents 18.5%, 17.2%, and 13.7% of total accounts receivable, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2003 and December 31, 2002 was $ 44,196 and $ 47,487, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2003 and December 31, 2002 was $ 114,709 and $ 73,378, respectively.

Stock Options—The Company adopted Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation”. This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued. The statement established a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity’s common stock or other equity instruments. Statement No. 123 permits companies to continue

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

to account for such transactions under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, but requires disclosure of pro forma net income and earnings per share as if the Company had applied the new method.

The Company has elected to follow APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense has been recognized with respect to the options granted to employees under the stock option plan. Had compensation expense been determined on the basis of fair value pursuant to Statement No. 123, the Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 50%, and a risk-free interest rate of 3.5%.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2003, 2002, 2001, 2000 and 1999 is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2003, 2002, 2001, 2000 and 1999 were $0.10, $0.30, $0.16, $0.28 and $0.26, respectively. The Company’s pro forma information follows:

	Year Ended December 31,
	2003	2002
Net income (loss) applicable to Common Stock:
As reported	$369,186	$(341,258)
Less pro forma expense related to options	18,300	30,067

Pro forma	$350,886	$(371,325)

Basic Net Income (Loss) per Common Share:
As reported	0.03	(0.03)
Pro forma	0.03	(0.03)
Diluted Net Income (Loss) per Common Share:
As reported	0.03	(0.03)
Pro forma	0.03	(0.03)

Net Income (Loss) Per Common Share—Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common shares outstanding during the year. Potential common shares have not been included since their effect would be antidilutive. As of December 31, 2003, common shares that could be potentially dilutive include 741,249 stock options at exercise prices from $0.100 to $0.625 a share, 2,473,291 warrants to purchase Common Stock at exercise prices from $0.407 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2002, common shares that could be potentially dilutive include 669,250 stock options at exercise prices from $0.100 to $1.250 a share, 2,445,319 warrants to purchase Common Stock at exercise prices from $0.452 to $1.463 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

Notes Payable and Long-term Debt

	December 31,
	2003	2002
Revolving note payable—Bank, under line of credit facility of up to $ 1,500,000 with interest at prime plus 1% (5.00% at December 31, 2003 and 5.25% at December 31, 2002). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$650,000	$850,000
Note payable—Small Business Administration $ 270,000 in 1993, due in monthly installments of $ 3,121 through February 1, 2005 including interest at 5.244%. This note is secured by accounts receivable, inventory, property and equipment, and the personal guarantee of certain stockholders.	42,497	76,826
Note payable—Small Business Administration, bridge note increased to $ 175,000 in 1995, due in monthly installments of $ 2,180 through October 1, 2006 including interest at 6.999%. This note is secured by various equipment purchases, and the personal guarantee of certain stockholders.	68,287	89,003
Note payable—Bank, loan of up to $200,000, borrowed $166,000 through December 31, 2003, due in 60 monthly payments of $3,334 plus interest at prime rate plus 2% (6.00% at December 31, 2003 and 6.25% at December 31, 2002). The balance due on the note of $99,320 was repaid on December 30, 2003. This note was secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	—	79,328
Note payable—director, due on August 31, 2004, interest at 10% payable at maturity. The note was repaid on December 30, 2003. This note was subordinated to the bank loans.	—	200,000
Note payable—director and shareholder, due on February 1, 2004. Interest at 10% payable at maturity. A repayment of $75,000 was made on December 30, 2003. This note is subordinated to the bank loans.	75,000	150,000
Notes payable—officer, directors, shareholders and investors, due on July 31, 2004. Interest is payable quarterly at 10%. Notes in the amount of $75,000 were repaid on December 30, 2003. These notes are subordinated to the bank loans.	25,000	100,000
Installment notes payable—due in 60 monthly payments of $1,374 including interest through June 1, 2008.	62,649	3,865

	923,433	1,549,022
Less current portion of long-term debt	820,480	1,398,918

	$102,953	$150,104

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable and Long-term Debt (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2004	$820,480
2005	43,329
2006	36,781
2007	15,323
2008	7,520

$923,433

The bank and small business administration loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lenders to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock; (iii) exceed $300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $ 1,300,000.

On September 1, 1999, the Company borrowed $ 200,000 from a director and stockholder of the Company for working capital purposes at an annual interest rate of 10% and was repaid on December 30, 2003 by $100,000 in cash and $100,000 by conversion into 294,118 shares of Common Stock.

In July and August of 2000, the Company borrowed a total of $ 275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $ 75,000 is due with accrued interest on February 1, 2004 and the other note for $ 25,000 is due on July 31, 2004 with interest payable quarterly. In addition, the lenders received 167,394, 76,718 and 37,987 warrants for the purchase of Common Stock at $ 1.211, $ 1.222 and $1.234 per share, respectively. One of the notes for $ 25,000 and accrued interest and a cash payment totaling $ 6,250 was paid on November 15, 2001 by conversion into 25,468 shares of Common Stock upon the exercise of 25,468 warrants. Two of the notes for $75,000 were repaid on December 30, 2003 by $25,000 in cash and $50,000 by conversion into 147,058 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003.

Intangible Assets

	As of December 31, 2003		As of December 31, 2002
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$139,967	$35,731	$153,197	$29,169
Unamortized intangible assets:
Domain name	$10,000	$—	$10,000	$—
Amortization expense for year ended 12/31	$6,562		$10,302
Estimated amortization expense:
For year ending 12/31/04	$9,707
For year ending 12/31/05	$9,707
For year ending 12/31/06	$9.707
For year ending 12/31/07	$9,707
For year ending 12/31/08	$9,707

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Transactions

The Company leases warehouse and office facilities from a related entity, Senk Properties. Current monthly rentals are $ 11,690 with annual increases each June in the monthly rental based upon the change in the indicated consumer price index in the preceding year plus real estate taxes. The initial term of the lease was for five years ending on May 31, 1998 and it has been extended for two additional five year terms, with the possibility of three additional extensions of five years each. Lease expense for the year ended December 31, 2003 and the year ended December 31, 2002 was $ 147,560 and $ 143,845, respectively.

Concentration of Credit Risk

The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Bank balances, including outstanding checks, at December 31, 2003 and December 31, 2002 were $466,397 and $122,099, respectively, which results in uninsured balances of $366,397 and $22,099, respectively.

Capital Stock

From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred Stock is convertible into ten shares of Common Stock at a conversion rate of $ 1.00 per share. The Company may redeem the preferred shares at $ 10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $ 4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend. The Company paid brokers or dealers a cash sales commission of 8% and issued them warrants, which expire on October 31, 2005, to purchase 79,662 shares of Common Stock at an exercise price of $ 1.066 per share.

On December 30, 2003, the Company issued 441,176 shares of Common Stock at a price of $0.34 per share for cancellation of debt of $150,000 as consideration for the Common Stock. This transaction was with an officer and directors of the Company.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

At December 31, 2003, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1998 Private Placement:
Subscribers	1,265,094	$1.454	October 31, 2004
Brokers or dealers	116,892	0.799	October 31, 2004
Lenders’ financing	131,715	0.726	October 31, 2004
Others	36,158	0.484	October 31, 2004
1999 Private Placement to brokers or dealers	79,662	1.066	October 31, 2005
1999 Issuance to related parties	515,464	0.970	December 14, 2005
2000 Notes payable to Directors and Officer	116,122	1.211	July 31, 2004
2000 Note payable to investor	25,804	1.211	August 28, 2004
2001 Note payable to director	76,718	1.222	July 31, 2004
2001 Directors for fees	14,322	1.222	October 1, 2006
2001 Payment for services	6,073	0.988	December 1, 2004
2002 Note payable to director	37,987	1.234	July 31, 2004
2002 Payment for services	13,364	0.449	March 1, 2005
2002 Payment for services	25,324	1.234	August 3, 2006
2003 Note payable to director	12,592	0.407	September 4, 2006

Total	2,473,291

The 1,265,094 warrants issued to subscribers in the 1998 private placement may be redeemed by the Company on thirty days notice at a redemption price of $ 0.01 per warrant share, at such time as the common shares are trading on a public exchange at a closing bid price (or the last sale price) of $ 3.00 or above for a period of ten consecutive business days. The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends in 2003, 2002, 2001 and 2000.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,350,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. The following table summarizes the activity in options under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	669,500	$.91
Granted	20,500.30
Exercised	—	—
Forfeited	20,750.68

Outstanding at December 31, 2002	669,250.90
Granted	122,750.21
Exercised	—	—
Forfeited	50,751.63

Outstanding at December 31, 2003	741,249.40

The following table summarizes options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.38-$0.63	607,999	$0.44	0.9 Years	556,997	$0.43
$0.10-$0.21	133,250	$0.21	4.4 Years	—	—

There were 556,997 and 337,664 options exercisable at December 31, 2003 and December 31, 2002, respectively. The weighted average fair value of options granted in 2003 and 2002 was $0.10 and $0.30, respectively.

Capital Leases

The Company is the lessee of equipment under a capital lease expiring in 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized on a straight-line basis over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended December 31, 2003 and December 31, 2002 was $ 4,074 and $ 6,050, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases (Continued)

A summary of property held under capital leases, included in property, plant and equipment, is as follows as of December 31, 2003 and December 31, 2002:

	2003	2002
Office equipment	$17,077	$17,077
Warehouse equipment	—	18,443

	17,077	35,520
Less: accumulated amortization	(13,946)	(23,485)

Total	$3,131	$12,035

Minimum future lease payments under operating leases, together with the present value of the net minimum lease payments for capitalized leases as of December 31, 2003 are as follows:

	Capitalized Leases	Operating Leases
2004	$4,114	$152,743
2005	—	152,504
2006	—	155,255
2007	—	158,149
2008	—	66,410
Thereafter	—	—

Total minimum lease payments	4,114	$685,061

Less: Amount representing interest	(224)

Present value of net minimum lease payments	$3,890

Interest rates on capitalized leases vary from 9.7% to 11.9% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Total rent expense of the Company for the years ended December 31, 2003 and December 31, 2002 was $ 155,558 and $ 143,282, respectively.

Other Income and Expense

Included in other income and expense for the year ended December 31, 2003 is the write-off of tooling in the amount of $71,025 and of inventory in the amount of $54,800 related to discontinued products. Also included is the loss on disposal of $40,183 from the sale of excess inventory of one of our products.

Extraordinary Item

On December 30, 2003, the Company received $879,410 after deductions for contingent and unpaid legal fees as a settlement of a suit that was initiated against former intellectual property counsel and fiduciaries to the Company. After deducting other legal fees and expenses incurred in connection with the litigation, the Company recognized an extraordinary gain of $848,166 during 2003.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

There was an income tax benefit of $150,885 from use of an operating loss carryforward by the Company for the year ended December 31, 2003. There was no income tax expense for the Company for the year ended December 31, 2002.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2003 and December 31, 2002:

	2003	2002
Income tax expense/benefit based on US statutory rate	$150,885	$(90,865)
Current period change in the valuation allowance	(150,885)	90,865

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$528,400	$679,280
Valuation allowances	(528,400)	(679,280)

Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by approximately $150,900 for the year ended December 31, 2003, which represents the effect of net income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

The Company has available at December 31, 2003, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1996	$92,557	2011
1997	464,680	2012
1998	150,362	2018
1999	438,086	2019
2000	141,177	2020
2002	267,255	2022

	$1,554,117

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

On July 19, 2000, the Company commenced litigation against Sinitron Corp. (a supplier of certain Company mold designs), Jack Lemkin, owner and operator of Sinitron Corp., and others. The court established August 27, 2002 as the trial date. However, prior thereto, the Company dismissed its litigation against Defendents Sinitron and Jack Lemkin without prejudice and refilled the lawsuit against Sinitron Corp. only on December 26, 2002. The complaint alleges four counts: breach of contract, negligence, fraud and breach of third party beneficiary rights. While the Company believes that its case against Sinitron Corp. is strong, it cannot predict the likely outcome of this action at such an early stage in the proceeding.

The Company had previously commenced legal action against its former intellectual property counsel, their attorneys, and insurers relative to their negligence in handling the Company’s intellectual property matters. In December 2003 a settlement of this action was finalized whereby the Company received the net proceeds and recognized an extraordinary gain as described above under “Extraordinary Gain”.

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

Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against the Company alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of the Company’s patents. The Company has filed with the court a motion to dismiss Mr. Lemkin’s suit.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc,) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify the Company and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon.

On June 5, 2003, the Company filed an action against Akon, the directors of Akon, and Harman seeking damages, including non-payment of loans, resulting from Akon’s breach in September 2000 of the asset purchase agreement. This case was previously filed in October 2000 and was subsequently dismissed without prejudice in March 2003.

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

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 8A.     Controls and Procedures.

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART III

Item 9.     Directors and Executive Officers of the Registrant.

The information required by this Item with respect to the directors, executive officers, promoters, control persons and compliance with Section 16(a) of the Securities and Exchange Act and our Code of Ethics is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 22, 2004.

Item 10.     Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation”, “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, respectively, contained in our Proxy Statement.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	741,249	$0.398	608,751
Equity compensation plans not approved by security holders	44,761	$0.966	-0-

Total	786,010	$0.430	608,751

The equity compensation plans not approved by security holders include the following issuances of warrants to purchase Common Stock as partial payment for public relations services to an individual and payment in full for investor relations services to an unrelated firm:

Public relations in 2001 for 6,073 warrants at $0.988 per share which expire on December 1, 2004.

Public relations in 2002 for 13,364 warrants at $0.449 per share which expire on March 1, 2005.

Investor relations in 2002 for 25,324 warrants at $1.234 per share which expire on August 3, 2006.

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

Item 13.     Exhibits, Lists and Reports on Form 8-K.

(a)	Exhibits

Index to Exhibits.

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession—Not Applicable
(3)	Charter and Bylaws
(4)	Instruments defining the rights of security holders
(9)	Voting Trust Agreement—Not Applicable
(10)	Material Contracts
(11)	Statement of Computation of Net Income (Loss) Per Share
(13)	Annual or Quarterly Reports, Form 10-Q—Not Applicable
(14)	Code of Ethics
(16)	Letter on change in certifying accountants—Not Applicable
(18)	Letter on change in accounting principles—Not Applicable
(20)	Other documents or statements to security holders—Not Applicable
(21)	Subsidiaries of the Registrant
(22)	Published report regarding matters submitted to vote—Not Applicable
(23)	Consent of experts and counsel—Not Applicable
(24)	Power of Attorney—Not Applicable
(27)	Financial Data Schedule—Not Applicable
(31)	Rule 13a – 14(a) Certifications
(32)	Section 1350 Certifications
(99)	Additional Exhibits—Not Applicable

Description of Exhibits.

3.1	Articles of Incorporation of Manticus, Inc., dated May 23, 1996.*

3.1.1	Articles of Amendment to the Articles of Incorporation of Manticus, Inc., changing the name of the corporation to “OurPet’s Company”, effective September 1, 1998.*

3.1.2	Articles of Amendment to the Articles of Incorporation of Manticus, Inc., nka OurPet’s Company, reflecting changes to the corporation’s capital structure, adopted July 20, 1999.*

3.2	Bylaws of Manticus, Inc.*

4.1	Common Stock Certificate.*

4.2	Preferred Stock Certificate.*

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.*

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.*

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, NAPRO, Inc.*

10.3	Letter dated February 14, 1998, to Anthony O’Rourke from Konstantine (“Dean”) Tsengas and Steve Tsengas regarding sales commission, sales consulting and Board participation.*

10.4	Letter from Company to Greg Johnson dated October 12, 1999 regarding consulting services.*

10.5	1999 Stock Option Plan.*

10.6	Standard Option Agreement.*

10.7	Standard Common Stock Purchase Warrant.*

10.8

Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.*

10.9	Small Business Administration loan agreement dated July 8, 1993 with Napro, Inc.*

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.*

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.*

10.13	Promissory Note dated July 21, 2000 for $50,000, made by the Company to Dr. Steven Tsengas.*

10.14	Promissory Note dated August 1, 2000 for $150,000, made by the Company to Beachcraft Limited Partnership.*

10.15	Promissory Note dated August 1, 2000 for $25,000, made by the Company to Joseph T. Aveni.*

10.16	Demand Note dated October 20, 2000 for $40,000, between the Company and Dr. Steven Tsengas.*

10.17	PetsMart 2001 Vendor Purchasing Terms*

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas. **

11	Statement of Computation of Net Income (Loss) Per Share.

14	OurPet’s Code of Ethics

21	Subsidiaries of the Registrant.*

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.
**	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

All other Exhibits filed herewith.

(b)	Form 8-K

Form 8-K filed November 4, 2003 reporting that OurPet’s issued a press release and other financial information regarding our third quarter results on November 3, 2003.

Form 8-K filed December 17, 2003 reporting that OurPet’s reached a settlement of all litigation with our former intellectual property counsel, their attorneys and insurers.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Fees and Services” contained in our Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

OURPET’S COMPANY

By:	/s/ STEVEN TSENGAS
Steven Tsengas Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2004

/s/ JOHN G. MURCHIE John G. Murchie	Vice President, Treasurer and Controller (principal accounting officer)	March 30, 2004

/s/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 30, 2004

/s/ JAMES W. MCCOURT James W. McCourt	Director	March 30, 2004

Patrick K. Stewart	Director	March 30, 2004

/s/ BENJAMIN D. SUAREZ Benjamin D. Suarez	Director	March 30, 2004