Form 10QSB
period 2004-03-31
OURPETS CO
filed 2004-05-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: March 31, 2004

Commission File No: 000-31279

OurPet’s Company

(Exact name of Small Business Issue as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of April 30, 2004, the Issuer had outstanding 11,700,473 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,529,541 shares of Common Stock.

Transactional Small Business Disclosure Format    Yes  ☐    No   ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,188	$36,592
Accounts receivable - trade, less allowance for doubtful accounts of $ 10,875 and $ 12,460	581,958	629,299
Inventories	1,616,851	1,627,000
Prepaid expenses	167,751	147,244

Total current assets	2,473,748	2,440,135

PROPERTY AND EQUIPMENT
Computers and office equipment	140,108	116,557
Warehouse equipment	106,389	106,389
Leasehold improvements	25,393	25,393
Tooling	1,149,504	1,112,603
Construction in progress	91,577	39,384

Total	1,512,971	1,400,326
Less accumulated depreciation	789,739	738,463

Net property and equipment	723,232	661,863

OTHER ASSETS
Patents, less amortization of $38,200 and $35,731	105,168	104,236
Domain name and other assets	10,095	10,095

Total other assets	115,263	114,331

Total assets	$3,312,243	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$650,000	$750,000
Current maturities of long-term debt	68,659	70,480
Current portion of capital lease obligations	2,869	3,890
Accounts payable - trade	758,433	545,736
Accrued expenses	86,419	92,695

Total current liabilities	1,566,380	1,462,801

LONG-TERM DEBT
Long-term debt - less current portion above	87,557	102,953
Capital lease obligations - less current portion above	—	—

Total long-term debt	87,557	102,953

Total liabilities	1,653,937	1,565,754

STOCKHOLDERS' EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,700,473 shares	2,941,023	2,941,023

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337

PAID-IN CAPITAL	61,716	61,716

ACCUMULATED DEFICIT	(1,992,770)	(2,000,501)

Total stockholders' equity	1,658,306	1,650,575

Total liabilities and stockholders' equity	$3,312,243	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Net revenue	$1,324,581	$1,276,283
Cost of goods sold	955,289	947,835

Gross profit on sales	369,292	328,448
Selling, general and administrative expenses	348,444	292,113

Income from operations	20,848	36,335
Interest income	1	3
Interest expense	(13,118)	(26,199)

Net income	$7,731	$10,139

Basic and Diluted Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$—	$—

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,700,473	11,188,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2003	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,000,501)	$1,650,575

Net income	—	—	—	—	—	7,731	7,731

Balance at March 31, 2004	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(1,992,770)	$1,658,306

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,731	$10,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51,276	56,790
Amortization expense	2,468	2,722
(Increase) decrease in assets:
Accounts receivable - trade	47,341	(98,787)
Inventories	10,149	72,885
Prepaid expenses	(20,507)	(65,483)
Patent costs	(3,400)	(6,625)
Domain name and other assets	—	1,751
Increase (decrease) in liabilities:
Accounts payable - trade	212,697	64,415
Accrued expenses	(6,276)	18,657

Net cash provided by operating activities	301,479	56,464

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(112,645)	(29,061)

Net cash used in investing activities	(112,645)	(29,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(17,217)	(24,823)
Net repayment on bank line of credit	(100,000)	—
Principal payments under capital lease obligations	(1,021)	(8,583)

Net cash used in financing activities	(118,238)	(33,406)

Net increase (decrease) in cash	70,596	(6,003)

CASH AT BEGINNING OF PERIOD	36,592	36,434

CASH AT END OF PERIOD	$107,188	$30,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,226	$25,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2003 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2004 and December 31, 2003 consist of:

	2004	2003
Finished goods	$1,296,497	$1,327,944
Components and packaging	320,354	299,056

Total	$1,616,851	$1,627,000

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

For the three months ended March 31, 2004, 54.8% of the Company’s net revenue was derived from three major customers. Revenue generated from each of these customers amounted to $376,579, $196,435 and $153,519, which represents 28.4%, 14.8% and 11.6% of total revenue, respectively.

For the three months ended March 31, 2003, 45.2% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $320,268 and $256,061, which represents 25.1% and 20.1% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

STOCK OPTIONS

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2003, 2002, 2001, 2000 and 1999 were $0.10, $0.30, $0.16, $0.28 and $0.26, respectively. The Company’s pro forma information follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to Common Stock:
As reported	$(9,922)	$(7,368)
Less pro forma expense related to options	1,611	4,265

Pro forma	$(11,533)	$(11,633)

Basic Net Income (Loss) per Common Share:
As reported	0.00	0.00
Pro forma	0.00	0.00

Diluted Net Income (Loss) per Common Share:
As reported	0.00	0.00
Pro forma	0.00	0.00

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. As of March 31, 2004, common shares that could be potentially dilutive include 591,250 stock options at exercise prices from $0.10 to $0.625 a share, 2,529,541 warrants to purchase Common Stock at exercise prices from $0.30 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2003, common shares that could be potentially dilutive include 669,250 stock options at exercise prices from $0.10 to $1.25 a share, 2,445,319 warrants to purchase Common Stock at exercise prices from $0.452 to $1.463 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Healthy Feeding Systems	-	Pet Diners
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products

Interactive Toys	-	Cat Toys
Plush Toys
Food Delivery Toys
Bird Mirrors

Innovative Maintenance	-	Premium Cat Litter

Healthy Consumables	-	Nutritional Supplements
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

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, we have funded our operations principally from net cash provided by operating activities during the year ended December 31, 2003 and the three months ended March 31, 2004.

Also during the three months ended March 31, 2004 we had a net repayment of $100,000 under our line of credit facility with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2004 we had a balance of $550,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

In the following discussion all references to 2004 are for the three months ended March 31, 2004 and all references to 2003 are for the three months ended March 31, 2003.

Net revenue for 2004 was $1,324,581, an increase of 4% in revenue from $1,276,283 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $48,298 was primarily the result of an increase in sales of new products in 2004 of approximately $124,000. This increase was partially offset by the decrease in sales to foreign customers of approximately $70,000 mainly due to reduced shipments to customers in England, Finland and Holland.

While net revenue increased by 4% in 2004, cost of goods sold increased by 1%, from $947,835 in 2003 to $955,289 in 2004. This increase was the result of the cost of purchased products sold and freight increasing by 2% which was reduced by a decrease in freight costs as a result of obtaining lower rates from our carriers. Our variable and fixed warehouse and overhead costs decreased by 5% from the comparable quarter in 2003 due to reduced foreign warehouse costs and depreciation expense for tooling.

As a result of the net revenue percentage increasing by 4% and the cost of goods sold percentage increasing by only 1%, the Company’s gross profit on sales increased by $40,844 or 12% from $328,448 in 2003 to $369,292 in 2004.

Selling, general and administrative expenses for 2004 were $348,444, an increase of 19% or $56,331 from $292,113 for 2003. The significant increases were due to increased marketing expenses for promotional displays of approximately $27,000, coupons of approximately $9,000, in-store demonstrations of approximately $3,000 and allowances given to our customers for new product introductions of approximately $5,000. Also there were increases in marketing and sales salaries and wages of approximately $9,000 due to the cost of upgrading of a management position and in commissions accrued for our sales representatives of approximately $5,000 due to the higher sales in 2004. These increases were partially offset by a decrease in accruals for professional services of approximately $5,000 due to reduced legal fees incurred for various lawsuits.

Interest income and expense for 2004 was $13,117, a decrease of 50%, or $13,079, from $26,196 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $9,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit which decreased by approximately $4,000 due to the reduction in average principal balance outstanding from $794,000 in 2003 to $593,000 in 2004.

The net income for 2004 was $7,731 as compared to net income of $10,139 for 2003 or a decrease in profit of $2,408. This decrease was as a result of the following changes from 2003 to 2004:

Net revenue increase of 4%	$48,298
Cost of goods sold increase of 1%	(7,454)

Gross profit on sales increase of 12%	40,844
Selling, general and administrative expenses increase of 19%	(56,331)
Interest income and expense decrease of 50%	13,079

Decrease in Net Income	$(2,408)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $340,000 in available funds at March 31, 2004 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2004, we had $806,216 in principal amount of indebtedness (excluding $2,869 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$550,000
Small Business Administration (“SBA”) term loans	5.244% & 6.999%	96,562
Installment notes payable	7.022% & 7.517%	59,654
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $550,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2005. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,300,000 from the date of the agreement through December 30, 2004 and increasing to $1,500,000 from December 31, 2004 and thereafter for the term of the agreement, and must obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

The term loans with the SBA are payable in monthly installments of $5,300 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2006, to Beachcraft L.P. and $25,000 on August 1, 2004 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $440,000 for the year ended 2003 but recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from our financing activities to fund our operations. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2004.

Our capital lease payments were approximately $12,300 for 2003 and are estimated to be approximately $4,100 for the year ending December 31, 2004 under current commitments. We have no other material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2004 was $301,479. Cash was provided by the net income for the three months of $61,475, which is net of the non-cash charges for depreciation of $51,276 and amortization of $2,468. Cash was provided by the net change of $240,004 in our operating assets and liabilities as follows:

Accounts receivable decrease	$47,341
Inventories decrease	10,149
Prepaid expenses increase	(20,507)
Patent costs increase	(3,400)
Accounts payable increase	212,697
Accrued expenses decrease	(6,276)

Net change	$240,004

Net cash used in investing activities for the three months ended March 31, 2004 was $112,645, which was used for the acquisition of property and equipment. Net cash used in financing activities for the three months was $118,238. Cash was used for $100,000 net repayment under the line of credit agreement with the bank, $17,217 was used for the principal payments on long-term debt, and $1,021 was used for the principal payments on capital lease obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements.

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On April 16, 2004 a patent infringement action was filed against the Company under the caption TFH Publications, Inc. vs OurPet’s Company and Bonybone, S.A. de C.V. in the United States District Court for the District of New Jersey. The plaintiff, TFH Publications, Inc, a Delaware corporation located in New Jersey, alleges that a product distributed exclusively by us in the United States infringes upon a competing product for which TFH Publications holds the patent. Our supplier and co-defendant in the action, Bonybone, is a Mexican company that developed the product at issue and also manufactures it for distribution in the United States by us. We believe that the complaint is without merit and intend to defend ourselves vigorously. While it is too early in the litigation to predict the outcome, we believe that the Company’s likely risk of facing any significant damages is minimal.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11	*	Statement of Computation of Net Loss Per Share.

31.1	*	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Form 8-K

Form 8-K filed February 18, 2004 reporting that the Company issued a press release and other financial information regarding its fourth quarter and year results on February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 14, 2004	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 14, 2004	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and
Controller
(Principal Financial Officer)