Form 10QSB
period 2004-06-30
OURPETS CO
filed 2004-08-13
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: June 30, 2004

Commission File No:000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of July 30, 2004, the Issuer had outstanding 11,700,473 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,529,541 shares of Common Stock.

Small Business Disclosure Format    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,657	$36,592
Accounts receivable - trade, less allowance for doubtful accounts of $ 12,466 and $ 12,460	619,489	629,299
Inventories	1,702,721	1,627,000
Prepaid expenses	177,177	147,244

Total current assets	2,518,044	2,440,135

PROPERTY AND EQUIPMENT
Computers and office equipment	157,561	116,557
Warehouse equipment	106,389	106,389
Leasehold improvements	25,393	25,393
Tooling	1,260,656	1,112,603
Construction in progress	13,646	39,384

Total	1,563,645	1,400,326
Less accumulated depreciation	843,476	738,463

Net property and equipment	720,169	661,863

OTHER ASSETS
Patents, less amortization of $40,700 and $35,731	104,099	104,236
Domain name and other assets	11,233	10,095

Total other assets	115,332	114,331

Total assets	$3,353,545	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$750,000	$750,000
Current maturities of long-term debt	60,323	70,480
Current portion of capital lease obligations	1,818	3,890
Accounts payable - trade	817,791	545,736
Accrued expenses	81,718	92,695

Total current liabilities	1,711,650	1,462,801

LONG-TERM DEBT
Long-term debt - less current portion above	78,411	102,953
Capital lease obligations - less current portion above	—	—

Total long-term debt	78,411	102,953

Total liabilities	1,790,061	1,565,754

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 11,700,473 shares	2,941,023	2,941,023

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337

PAID-IN CAPITAL	61,716	61,716

ACCUMULATED DEFICIT	(2,087,592)	(2,000,501)

Total stockholders’ equity	1,563,484	1,650,575

Total liabilities and stockholders’ equity	$3,353,545	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$1,235,442	$1,152,188	$2,560,023	$2,428,471

Cost of goods sold	965,963	883,704	1,921,252	1,831,539

Gross profit on sales	269,479	268,484	638,771	596,932

Selling, general and administrative expenses	350,347	349,853	698,791	641,966

Loss from operations	(80,868)	(81,369)	(60,020)	(45,034)

Other income and expense	(2,298)	(40,181)	(2,297)	(40,178)
Interest expense	(11,656)	(26,713)	(24,774)	(52,912)

Net loss	$(94,822)	$(148,263)	$(87,091)	$(138,124)

Basic and Diluted Net Loss Per Common Share After Dividend Requirements For Preferred Stock	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,700,473	11,188,297	11,700,473	11,188,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2003	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,000,501)	$1,650,575
Net loss	—	—	—	—	—	(87,091)	(87,091)

Balance at June 30, 2004	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,087,592)	$1,563,484

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(87,091)	$(138,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	105,013	117,300
Amortization expense	4,969	5,540
(Increase) decrease in assets:
Accounts receivable - trade	9,810	68,893
Inventories	(75,721)	58,592
Prepaid expenses	(29,933)	(122,328)
Patent costs	(4,832)	(11,569)
Domain name and other assets	(1,138)	1,750
Increase (decrease) in liabilities:
Accounts payable - trade	272,055	218,404
Accrued expenses	(10,977)	28,779

Net cash provided by operating activities	182,155	227,237

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(163,319)	(142,793)

Net cash used in investing activities	(163,319)	(142,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(34,699)	(50,121)
Issuance of long-term debt	—	88,882
Net borrowing (repayment) on bank line of credit	—	(75,000)
Principal payments under capital lease obligations	(2,072)	(9,522)

Net cash used in financing activities	(36,771)	(45,761)

Net increase (decrease) in cash	(17,935)	38,683
CASH AT BEGINNING OF PERIOD	36,592	36,434

CASH AT END OF PERIOD	$18,657	$75,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$28,313	$43,584

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2003 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2004 and December 31, 2003 consist of:

	2004	2003
Finished goods	$1,353,158	$1,327,944
Components and packaging	349,563	299,056

Total	$1,702,721	$1,627,000

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

For the three months ended June 30, 2004, 48.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $432,901 and $169,392, respectively which represents 35.1% and 13.7% of total revenue.

For the three months ended June 30, 2003, 37.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $430,373.

For the six months ended June 30, 2004, 45.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $809,479 and $365,827, respectively, which represents 31.6% and 14.3% of total revenue.

For the six months ended June 30, 2003, 45.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $750,641 and $358,928, respectively which represents 30.9% and 14.8% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

STOCK OPTIONS

The Company adopted Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation.” This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued. The statement established a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity’s common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” but requires disclosure of pro forma net income and earnings per share as if the Company had applied the new method.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001, 2000 and 1999 were $0.10 $0.10, $0.30, $0.16, $0.28 and $0.26, respectively. The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) applicable to Common Stock:
As reported	$(112,475)	$(165,964)	$(122,397)	$(173,332)
Less pro forma expense related to options	2,708	4,244	4,319	8,509

Pro forma	$(115,183)	$(170,208)	$(126,716)	$(181,841)

Basic Net (Loss) per Common Share:
As reported	(0.01)	(0.02)	(0.01)	(0.02)
Pro Forma	(0.01)	(0.02)	(0.01)	(0.02)

Diluted Net (Loss) per Common Share:
As reported	(0.01)	(0.02)	(0.01)	(0.02)
Pro Forma	(0.01)	(0.02)	(0.01)	(0.02)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NET LOSS PER COMMON SHARE

Basic and diluted net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. As of June 30, 2004, common shares that could be potentially dilutive include 924,750 stock options at exercise prices from $0.10 to $0.625 a share, 2,529,541 warrants to purchase Common Stock at exercise prices from $0.30 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2003, common shares that could be potentially dilutive include 668,500 stock options at exercise prices from $0.10 to $0.625 a share, 2,445,319 warrants to purchase Common Stock at exercise prices from $0.452 to $1.463 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”), issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, FASB revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other post-retirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we funded our operations principally from net cash provided by operating activities during the year ended December 31, 2003 and the six months ended June 30, 2004.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2004 we had a balance due of $650,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

Three	Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

In the following discussion all references to 2004 are for the three months ended June 30, 2004 and all

references	to 2003 are for the three months ended June 30, 2003.

Net revenue for 2004 was $1,235,442, an increase of 7.2% in revenue from $1,152,188 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $83,254 was primarily the result of an increase in sales of approximately $67,000 to one of our customers due to promotions of existing products and sales of new products in 2004. Sales to our other domestic customers increased by approximately $34,000 mainly due to promotions and new product introductions in 2004. Our sales to foreign customers decreased by approximately $18,000 primarily as a result of reduced shipments to a customer in South Korea as a result of an initial order in 2003 that was not repeated in 2004.

While net revenue increased by 7.2% in 2004, cost of goods sold increased by 9.3%, from $883,704 in 2003 to $965,963 in 2004. The increase in cost of goods sold was due to higher costs for purchased products sold and higher freight costs. Our variable and fixed warehouse and overhead costs decreased by 1.7 percent from the comparable quarter in 2003 due to reduced depreciation on tooling and foreign warehouse costs.

As a result of the net revenue percentage increasing by 7.2% and the cost of goods sold percentage increasing by 9.3%, our gross profit on sales only increased by $995 or 0.4% from $268,484 in 2003 to $269,479 in 2004.

Selling, general and administrative expenses for 2004 were $350,347, an increase of 0.1% or $494 from $349,853 for 2003. The significant increases were in (i) commissions accrued for our sales representatives of approximately $8,000 due to the higher percentage of domestic sales on which commissions are being paid and a lower percentage of foreign sales on which commissions are not paid and (ii) in salaries and wages of approximately $6,000 due to the cost of upgrading a management position in 2004.

These increases were partially offset by decreases in (i) travel expenses of approximately $6,000 due to one less employee in sales in 2004, (ii) accruals for professional services of approximately $4,000 due to reduced legal fees incurred for various lawsuits, and (iii) stockholder and investor relations of approximately $4,000 due to reduced expenditures for public relations, travel and meetings.

The loss from other income and expense decreased by $37,883 to an expense of $2,298 in 2004 from an expense of $40,181 in 2003. These losses were due to the disposal of excess inventory of our products during the second quarter of 2004 and 2003.

Interest expense for 2004 was $11,656, a decrease of 56.4%, or $15,057, from $26,713 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $10,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit decreasing by approximately $5,000 due to the reduction in average principal balance from $873,000 in 2003 to $588,000 in 2004.

The net loss for 2004 was $94,822 as compared to a loss of $148,263 for 2003 or a decrease in loss of $53,441. This decrease in loss was as a result of the following changes from 2003 to 2004:

Net revenue increase of 7.2%	$83,254
Cost of goods sold increase of 9.3%	(82,259)

Gross profit on sales increase of 0.4%	995
Selling, general and administrative expenses increase of 0.1%	(494)
Other income and expense decrease of 94.3%	37,883
Interest expense decrease of 56.4%	15,057

Decrease in Net Loss	$53,441

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

In the following discussion all references to 2004 are for the six months ended June 30, 2004 and all references to 2003 are for the six months ended June 30, 2003.

Net revenue for 2004 was $2,560,023, an increase of 5.4% in revenue from $2,428,471 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $131,552 was primarily the result of an increase in sales of approximately $121,000 to one of our customers due to promotions of existing products and sales of new products in 2004. Sales to our other domestic customers increased by approximately $102,000 mainly due to promotions and new product introductions in 2004. Our sales to foreign customers decreased by approximately $91,000, primarily as a result of reduced shipments to customers in England, Finland, South Korea and Japan.

While net revenue increased by 5.4% in 2004, cost of goods sold increased by 4.9%, from $1,831,539 in 2003 to $1,921,252 in 2004. This increase was the result of the cost of purchased products sold and freight increasing by 6.9% which was slightly higher than the increase in sales due to the higher percentage cost for one our new purchased products compared to the other purchased products. Our variable and fixed warehouse and overhead costs decreased by 3.2% from 2003 due to reduced depreciation on tooling and foreign warehouse costs which were partially offset by increased costs for research and development of new products.

As a result of the net revenue percentage increasing by 5.4% and the cost of goods sold percentage increasing by 4.9%, our gross profit on sales increased by $41,839 or 7.0% from $596,932 in 2003 to $638,771 in 2004.

Selling, general and administrative expenses for 2004 were $698,791, an increase of $56,825 over the $641,966 for 2003. The significant increases were due to (i) increased marketing expenses of approximately $45,000 for promotional displays, coupons, in-store demonstrations, and allowances given to our customers for new product introductions, (ii) increased marketing and sales salaries and wages of approximately $15,000 due to the cost of upgrading of a management position and (iii) increased commissions accrued for our sales representatives of approximately $12,000 due to higher domestic sales in 2004 and lower foreign sales on which commissions are not paid.

These increases were partially offset by decreases in (i) accruals for professional services of approximately $10,000 due to reduced legal fees incurred for various lawsuits and (ii) travel expenses of approximately $3,000 due to one less employee in sales in 2004.

The loss from other income and expense decreased by $37,881 to a loss of $2,297 in 2004 compared to a loss of $40,178 in 2003. These losses were mainly due to the disposal of excess inventory of our products during the second quarter of 2004 and 2003.

Interest expense for 2004 was $24,774, a decrease of 53.2%, or $28,138, from $52,912 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $18,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit decreasing by approximately $9,000 due the reduction in average principal balance from $864,000 in 2003 to $586,000 in 2004.

The net loss for 2004 was $87,091 as compared to a loss of $138,124 for 2003 or a decrease in loss of $51,033. This decrease in loss was as a result of the following changes from 2003 to 2004:

Net revenue increase of 5.4%	$131,552
Cost of goods sold increase of 4.9%	(89,713)

Gross profit on sales increase of 7.0%	41,839
Selling, general and administrative expenses increase of 8.9%	(56,825)
Other income and expense decrease of 94.3%	37,881
Interest expense decrease of 53.2%	28,138

Decrease in Net Loss	$51,033

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $300,000 in available funds at June 30, 2004 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2004, we had approximately $889,000 in principal amount of indebtedness (excluding $1,818 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$650,000
Small Business Administration (“SBA”) term loans	5.244% & 6.999%	82,130
Installment notes payable	7.022% & 7.517%	56,604
Other notes payable	Prime plus 3% & 10%	100,000

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

Net cash provided by operating activities for the six months ended June 30, 2004 was $182,155. Cash was provided by the net operating income for the six months ended June 30, 2004 of $22,891, including the non-cash charges for depreciation of $105,013 and amortization of $4,969. Cash was provided by the net change of $159,264 in our operating assets and liabilities as follows:

Accounts receivable decrease	$9,810
Inventories increase	(75,721)
Prepaid expenses increase	(29,933)
Patent costs increase	(4,832)
Other assets increase	(1,138)
Accounts payable increase	272,055
Accrued expenses decrease	(10,977)

Net change	$159,264

Net cash used in investing activities for the six months ended June 30, 2004 was $163,319, which was used for the acquisition of property and equipment. Net cash used in financing activities for the six months ended June 30, 2004 was $36,771. Cash in the amount of $34,699 was used for the principal payments on long-term debt and $2,072 was used for the principal payments on capital lease obligations.

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

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates,” “intends,” “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December, 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. As a result of this negligence, which was addressed in a lawsuit that was settled in December 2003, Jack Lemkin, owner and operator of Sinitron Corp., was able to file for and obtain a patent on various aspects of one of our products. We commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio seeking, among other things, a declaration that Lemkin’s patent either belongs to us, or is invalid due to Lemkin’s failure to disclose our role in developing the product in his application for the patent. The case is captioned OurPet’s et. al. vs.Jack Lemkin et. al. The Federal Court issued a temporary restraining order against Lemkin in November 2003, and that litigation is currently pending. Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against us on December 4, 2003 in the United States District Court, Southern District of Ohio alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of our patents. We have filed with the court a motion to dismiss Mr. Lemkin’s suit, which was denied. We subsequently filed a motion for summary judgment in each court and are waiting for each court to rule on our motion. We cannot predict the outcome of this matter, but intend to prosecute it vigorously.

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

On April 16, 2004 a patent infringement action was filed against the Company under the caption TFH Publications, Inc. vs OurPet’s Company and Bonybone, S.A. de C.V. in the United States District Court for the District of New Jersey. The plaintiff, TFH Publications, Inc, a Delaware corporation located in New Jersey, alleges that a product distributed exclusively by us in the United States infringes upon a competing product for which TFH Publications holds the patent. Our supplier and co-defendant in the action, Bonybone, is a Mexican company that developed the product at issue and also manufactures it for distribution in the United States by us. While we believe that the complaint is without merit, we are currently evaluating our options with respect to settling the action or defending it vigorously to determine the best alternative for the Company to pursue. While it is too early to predict the outcome, we believe that the Company’s likely risk of facing any significant damages is minimal.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 22, 2004.

There were 9,565,396 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	9,517,396	0	48,000
Carl Fazio, Jr.	9,517,396	0	48,000
Benjamin D. Suarez	9,517,396	0	48,000
Dr. Steven Tsengas	9,517,396	0	48,000

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2004. Of the 9,565,396 shares present at the meeting in person or by proxy, 9,507,396 were voted in favor of such proposal, 10,000 shares were voted against such proposal, and 48,000 shares abstained from voting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11*	Statement of Computation of Net Loss Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Form 8-K

Form 8-K filed May 7, 2004 reporting that the Company issued a press release and other financial information regarding its first quarter results on May 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 13, 2004	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 13, 2004	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and
Controller
(Principal Financial Officer)