Form 10QSB
period 2004-09-30
OURPETS CO
filed 2004-11-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2004	000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of October 29, 2004, the Issuer had outstanding 11,700,473 shares of Common Stock, 71,000 shares of Convertible Preferred Stock, convertible into 710,000 shares of Common Stock, and warrants exercisable for 2,342,910 shares of Common Stock.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,503	$36,592
Accounts receivable - trade, less allowance for doubtful accounts of $ 13,966 and $ 12,460	837,483	629,299
Inventories	1,502,138	1,627,000
Prepaid expenses	166,765	147,244

Total current assets	2,563,889	2,440,135

PROPERTY AND EQUIPMENT
Computers and office equipment	158,579	116,557
Warehouse equipment	106,389	106,389
Leasehold improvements	25,393	25,393
Tooling	1,275,993	1,112,603
Construction in progress	74,669	39,384

Total	1,641,023	1,400,326
Less accumulated depreciation	896,761	738,463

Net property and equipment	744,262	661,863

OTHER ASSETS
Patents, less amortization of $43,224 and $35,731	103,726	104,236
Domain name and other assets	11,233	10,095

Total other assets	114,959	114,331

Total assets	$3,423,110	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$900,000	$750,000
Current maturities of long-term debt	51,880	70,480
Current portion of capital lease obligations	738	3,890
Accounts payable - trade	740,688	545,736
Accrued expenses	56,311	92,695

Total current liabilities	1,749,617	1,462,801

LONG-TERM DEBT
Long-term debt - less current portion above	69,100	102,953

Total liabilities	1,818,717	1,565,754

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 11,700,473 shares	2,941,023	2,941,023

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 71,000 shares	648,337	648,337

PAID-IN CAPITAL	61,716	61,716

ACCUMULATED DEFICIT	(2,046,683)	(2,000,501)

Total stockholders’ equity	1,604,393	1,650,575

Total liabilities and stockholders’ equity	$3,423,110	$3,216,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2004	2003	2004	2003
Net revenue	$1,534,681	$1,371,162	$4,094,704	$3,799,633
Cost of goods sold	1,111,430	1,019,760	3,032,682	2,851,299

Gross profit on sales	423,251	351,402	1,062,022	948,334
Selling, general and administrative expenses	367,575	389,901	1,066,366	1,031,867

Income (loss) from operations	55,676	(38,499)	(4,344)	(83,533)
Other income and expense	1	124	(2,296)	(40,054)
Interest expense	(14,768)	(27,539)	(39,542)	(80,451)

Net income (loss)	$40,909	$(65,914)	$(46,182)	$(204,038)

Basic and Diluted Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$—	$—	$(0.01)	$(0.02)

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,700,473	11,188,297	11,700,473	11,188,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2003	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,000,501)	$1,650,575
Net loss	—	—	—	—	—	(46,182)	(46,182)

Balance at September 30, 2004	71,000	$648,337	11,700,473	$2,941,023	$61,716	$(2,046,683)	$1,604,393

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(46,182)	$(204,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	158,298	176,771
Amortization expense	7,493	8,422
(Increase) decrease in assets:
Accounts receivable - trade	(208,184)	73,341
Inventories	124,862	(148,583)
Prepaid expenses	(19,521)	(160,735)
Patent costs	(6,983)	(13,489)
Domain name and other assets	(1,138)	1,750
Increase (decrease) in liabilities:
Accounts payable - trade	194,952	371,619
Accrued expenses	(36,384)	31,343

Net cash provided by operating activities	167,213	136,401

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(240,697)	(153,336)

Net cash used in investing activities	(240,697)	(153,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(52,453)	(78,194)
Issuance of long-term debt	—	88,882
Net borrowing (repayment) on bank line of credit	150,000	(25,000)
Issuance of note payable to shareholder	—	100,000
Principal payments under capital lease obligations	(3,152)	(10,488)

Net cash provided by financing activities	94,395	75,200

Net increase in cash	20,911	58,265

CASH AT BEGINNING OF PERIOD	36,592	36,434

CASH AT END OF PERIOD	$57,503	$94,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$41,839	$69,461

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2003 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2004 and December 31, 2003 consist of:

	2004	2003
Finished goods	$1,186,574	$1,327,944
Components and packaging	315,564	299,056

Total	$1,502,138	$1,627,000

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

For the three months ended September 30, 2004, 53.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $643,597 and $174,624, respectively which represents 41.9% and 11.4% of total revenue, respectively.

For the three months ended September 30, 2003, 55.8% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $408,248, $193,826 and $163,141, respectively which represents 29.8%, 14.1% and 11.9% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

REVENUE RECOGNITION – Continued

For the nine months ended September 30, 2004, 48.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,453,076 and $540,451, respectively which represents 35.5% and 13.2% of total revenue, respectively.

For the nine months ended September 30, 2003, 44.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,158,888 and $522,070, respectively which represents 30.5% and 13.7% of total revenue, respectively.

STOCK OPTIONS

The Company has adopted Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation.” This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued. The statement established a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity’s common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” but requires disclosure of pro forma net income and earnings per share as if the Company had applied the new method.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001, 2000 and 1999 were $0.10 $0.10, $0.30, $0.16, $0.28 and $0.26, respectively. The Company’s pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to Common Stock:
As reported	$23,062	$(83,810)	$(99,335)	$(257,142)
Less pro forma expense related to options	2,708	5,846	7,027	14,355

Pro forma	$20,354	$(89,656)	$(106,362)	$(271,497)

Basic Net Income (Loss) per Common Share:
As reported	0.00	(0.00)	(0.01)	(0.02)
Pro Forma	0.00	(0.00)	(0.01)	(0.02)
Diluted Net Income (Loss) per Common Share:
As reported	0.00	(0.00)	(0.01)	(0.02)
Pro Forma	0.00	(0.00)	(0.01)	(0.02)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have not been included since their effect would be antidilutive. As of September 30, 2004, common shares that could be potentially dilutive include 924,750 stock options at exercise prices from $0.10 to $0.625 a share, 2,272,910 warrants to purchase Common Stock at exercise prices from $0.30 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2003, common shares that could be potentially dilutive include 791,250 stock options at exercise prices from $0.10 to $0.625 a share, 2,457,819 warrants to purchase Common Stock at exercise prices from $0.41 to $1.463 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

Healthy Feeding Systems	-	Pet Diners
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products

Interactive Toys	-	Dog and Cat Toys
Plush Toys
Food Delivery Toys
Bird Mirrors

Innovative Maintenance	-	Premium Cat Litter

Healthy Consumables	-	Nutritional Supplements
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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we funded our operations principally from net cash provided by operating activities during the year ended December 31, 2003 and the nine months ended September 30, 2004.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2004 we had a balance due of $800,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

Three Months ended September 30, 2004 Compared to Three Months ended September 30, 2003

In the following discussion all references to 2004 are for the three months ended September 30, 2004 and all references to 2003 are for the three months ended September 30, 2003

Net revenue for 2004 was $1,534,681, an increase of 11.9% in revenue from $1,371,162 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $163,519 was primarily the result of increased sales of approximately $235,000 to one of our major customers in 2004 which was partially offset by a decrease in sales of approximately $83,000 to two of our other customers due to initial orders for our products in 2003. Sales of new products in 2004 that were not sold in 2003 were approximately $415,000 for the quarter.

While net revenue increased by 11.9% in 2004, cost of goods sold also increased by 9.0%, from $1,019,760 in 2003 to $1,111,430 in 2004. The increase in cost of goods sold was due to higher costs for purchased products sold and higher freight costs. Our variable and fixed warehouse and overhead costs in 2004 increased by 0.7% from the comparable quarter in 2003 due to increased costs for salaries and wages which were partially offset by reduced depreciation on tooling and foreign warehouse costs.

As a result of the net revenue percentage increasing by 11.9% and the cost of goods sold percentage increasing by 9.0%, our gross profit on sales increased by $71,849, or 20.4%, from $351,402 in 2003 to $423,251 in 2004.

Selling, general and administrative expenses for 2004 were $367,575, a decrease of 5.7%, or $22,326, from the $389,901 for 2003. The significant decreases were in (i) advertising and marketing promotions of approximately $33,000 due to decreased advertising for new products and expenditures for trade shows, (ii) salaries and wages of approximately $10,000 due to the net decrease of one management employee, and (iii) travel expenses of approximately $7,000 due to one less employee in sales in 2004.

These decreases were partially offset by an increase in (i) accruals for professional services of approximately $14,000 due to increased legal fees incurred for various lawsuits, (ii) commissions accrued for our sales representatives of approximately $11,000 due to the increase in our sales for the quarter compared to last year, and (iii) stockholder and investor relations of approximately $5,000 due to increased expenditures for public relations.

Interest expense for 2004 was $14,768, a decrease of 46.4%, or $12,771, from $27,539 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $10,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit decreasing by approximately $2,000 due to the reduction in average principal balance from $893,000 in 2003 to $712,500 in 2004.

The net income for 2004 was $40,909 as compared to a loss of $65,914 for 2003 or an improvement of $106,823. This improvement was as a result of the following changes from 2003 to 2004:

Net revenue increase of 11.9%	$163,519
Cost of goods sold increase of 9.0%	(91,670)

Gross profit on sales increase of 20.4%	71,849
Selling, general and administrative expenses decrease of 5.7%	22,326
Other income and expense increase	(123)
Interest expense decrease of 46.4%	12,771

Net Improvement	$106,823

Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003

In the following discussion all references to 2004 are for the nine months ended September 30, 2004 and all references to 2003 are for the nine months ended September 30, 2003

Net revenue for 2004 was $4,094,704, an increase of 7.8% in revenue from $3,799,633 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $295,071 was primarily the result of an increase in sales of approximately $294,000 to one of our major customers due to promotions of existing products and sales of new products in 2004. Sales of new products in 2004 that were not sold in 2003 were approximately $736,000 for the nine months. Our sales to foreign customers decreased by approximately $87,000 from 2003, primarily as a result of reduced shipments to customers in England, Finland, South Korea and Japan during the first half of 2004.

While net revenue increased by 7.8% in 2004, cost of goods sold also increased by 6.4%, from $2,851,299 in 2003 to $3,032,682 in 2004. This increase was the result of the cost of purchased products sold and freight increasing by 8.3% due to the higher percentage cost for one of our new purchased products compared to the other purchased products and higher freight costs. Our variable and fixed warehouse and overhead costs decreased by 1.9% from 2003 due to reduced depreciation on tooling and foreign warehouse costs which were partially offset by increased expenditures for research and development of new products.

As a result of the net revenue percentage increasing by 7.8% and the cost of goods sold percentage increasing by 6.4%, our gross profit on sales increased by $113,688 or 12.0% from $948,334 in 2003 to $1,062,022 in 2004.

Selling, general and administrative expenses for 2004 were $1,066,366, an increase of $34,499 over $1,031,867 for 2003. The significant increases were due to (i) increased commissions accrued for our sales representatives of approximately $23,000 due to higher domestic sales in 2004 and lower foreign sales on which commissions are not paid, (ii) increased marketing expenses of approximately $12,000 for promotional displays, coupons, in-store demonstrations, and allowances given to our customers for new product introductions, (iii) accruals for professional services of approximately $6,000 due to increased accounting and auditing fees resulting from the Sarbanes-Oxley Act of 2002, and (iv) increased marketing and sales salaries and wages of approximately $4,000 due to the cost of upgrading of a management position. These increases were partially offset by a decrease in travel expenses of approximately $11,000 due to one less employee in sales in 2004.

The loss from other income and expense decreased by $37,758 to a loss of $2,296 in 2004 compared to a loss of $40,054 in 2003. The losses were mainly due to the disposal of excess inventory of our products during the second quarter of 2004 and 2003.

Interest expense for 2004 was $39,542, a decrease of 50.8%, or $40,909, from $80,451 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $28,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit decreasing by approximately $11,000 due to the reduction in average principal balance from $881,000 in 2003 to $630,000 in 2004.

The net loss for 2004 was $46,182 as compared to a net loss of $204,038 in 2003 or a decrease in loss of $157,856. This decrease in loss was as a result of the following changes from 2003 to 2004:

Net revenue increase of 7.8%	$295,071
Cost of goods sold increase of 6.4%	(181,383)

Gross profit on sales increase of 12.0%	113,688
Selling, general and administrative expenses increase of 3.3%	(34,499)
Other income and expense decrease of 94.3%	37,758
Interest expense decrease of 50.8%	40,909

Decrease in Net Loss	$157,856

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $255,000 in available funds at September 30, 2004 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2004, we had approximately $1,021,000 in principal amount of indebtedness (excluding $738 borrowed under capital lease obligations), consisting of:

Bank line of credit	Prime plus 1%	$800,000
Small Business Administration (“SBA”) term loans	5.244% & 6.999%	67,482
Installment notes payable	7.022% & 7.517%	53,498
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $800,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2005. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,300,000 from the date of the agreement through December 30, 2004 and increasing to $1,500,000 from December 31, 2004 and thereafter for the term of the agreement, and must obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

The term loans with the SBA are payable in monthly installments of $5,300 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2006, to Beachcraft L.P. and $25,000 on August 1, 2005 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $440,000 for the year ended 2003 but recorded a loss of approximately $270,000 for the year ended 2002 and therefore relied on cash from our financing activities to fund our operations. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2004 and 2005.

Our capital lease payments were approximately $12,300 for 2003 and are estimated to be approximately $4,100 for the year ending December 31, 2004 under current commitments. We have no other material commitments for capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $167,213. Cash was provided by the net operating income for the nine months ended September 30, 2004 of $119,609, including the non-cash charges for depreciation of $158,298 and amortization of $7,493. Cash was provided by the net change of $47,604 in our operating assets and liabilities as follows:

Accounts receivable increase	$(208,184)
Inventories decrease	124,862
Prepaid expenses increase	(19,521)
Patent costs increase	(6,983)
Other assets increase	(1,138)
Accounts payable increase	194,952
Accrued expenses decrease	(36,384)

Net change	$47,604

Net cash used in investing activities for the nine months ended September 30, 2004 was $240,697, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 was $94,395. Cash of $150,000 was provided by borrowing on the bank line of credit. Cash of $52,453 was used for the principal payments on long-term debt and $3,152 was used for the principal payments on capital lease obligations.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles require management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

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

FORWARD LOOKING STATEMENTS

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. As a result of this negligence, which was addressed in a lawsuit that was settled in December 2003, Jack Lemkin, owner and operator of Sinitron Corp., was able to file for and obtain a patent on various aspects of one of our products. We commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio and against Sinitron Corp. on December 26, 2002 under the caption OurPet’s Company and Virtu Company vs Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. We subsequently transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. Sinitron subsequently filed a counterclaims against OurPet’s alleging tortious interference with contract and damage to business reputation and damages for unpaid invoices. The Federal Court in our action against Lemkin personally issued a temporary restraining order against Lemkin in November 2003. Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against us on December 4, 2003 in the United States District Court, Southern District of Ohio alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of our patents. Lemkin also joined with another individual, Gloria Teschke, to file an action against OurPet’s in the United States District Court, Southern District of Ohio, alleging claims related to the subject matter of the first three lawsuits. In October 2004, the parties agreed to settle and dismiss all four pending actions, which settlement agreement is currently under negotiation. While we believe that our claims against Lemkin and Sinitron are strong and that our defenses in the actions filed against us are equally solid, we also believe it to be in the best interests of the company to attempt to settle these matters so we can concentrate on growing the business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

11	*	Computation of per share earnings.

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 15, 2004	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2004	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)