Form 10KSB
period 2004-12-31
OURPETS CO
filed 2005-03-30
CIK 1094139

As filed with the Securities and Exchange Commission on March 30, 2005

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2004 were $5,445,049. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $1,178,202 as of March 8, 2005. As of March 8, 2005, the issuer had outstanding 11,771,473 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

www.ourpets.com

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2004

This report on the Form 10-KSB (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our cash needs and ability to fund our requirements, building of our market presence and ability to succeed as planned and our ability to successfully obtain and protect our patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Item 1. Description of Business—Risk Factors” for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Introductory Note

OurPet’s Company, a Colorado corporation is engaged in developing, manufacturing and marketing various proprietary products for the retail pet business. As used herein, the terms “OurPet’s,” “we,” “us” and “our” include each of our subsidiaries, unless the context otherwise requires.

PART I

Item 1.	Description of Business.

Our management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger no affiliation or other relationship existed between Manticus and us or our shareholders. As operations for the newly merged entity were, and continue to be, conducted in Ohio, Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’Articles of Incorporation was amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company.

Virtu develops and markets products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 125 products for dogs, cats, birds and other small animals. All are marketed under the OurPet’s label to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

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

We sell our products in the following market segments:

mass retailers—eg. Wal-Mart, Kmart

pet store chains—eg. PetsMart, Petco

pet catalogues—eg. Drs. Foster & Smith, Care-A-Lot

general catalogues—eg. Solutions

clubs—eg. Costco, Sam’s Club

grocery chains—eg. Ahold, Safeway, Publix

pet food makers—eg. Friskies, Ralston Purina

pet distributors/pet dealers—eg. Wolverton, Central Garden & Pet

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 150 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 150 customers for the year ended December 31, 2004, 45.7% of our revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,656,928 and $830,915, respectively, which represents 30.4% and 15.3% of total revenue.

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

We have been granted or assigned twenty-two United States patents for dog and cat feeders and have thirty-eight United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained sixteen additional trademark registrations and applied for seven trademark registrations, which are still pending.

The patents issued and granted or assigned to us are:

Patent No.	Issue Date	Title
5,509,376	April 23, 1996	Animal Feeder Assembly
5,730,081	March 24, 1998	Animal Feeder Assembly
D393,107	March 31, 1998	Small Animal Feeder
6,032,615	March 7, 2000	Amusement Device for
6,145,474	November 14, 2000	Household Pets, such as Cats Adjustable Animal Feeder Assembly
6,158,390	December 12, 2000	Pet Ball
6,237,538	May 29,2001	Pet Toy Ball Feeder
6,371,053	April 16, 2002	Simulated Mouse Toy with
Pre-Recorded Sound Chip
D456,570	April 30, 2002	Pet Toy and Exerciser
6,467,428	October 22, 2002	Filtered Water and Feeding System
D467,045	December 10, 2002	Stackable Pet Feeder
6,550,426	April 22, 2003	Pet Toy
6,568,433	May 27, 2003	Portable Fluid Delivery Device
6,571,742	June 3, 2003	Interactive Pet Toy
D486,274	February 3, 2004	Adjustable Height Pet Feeder
D486,273	February 3, 2004	Adjustable Height Pet Feeder
D489,847	May 11, 2004	Adjustable Height Pet Feeder
D491,697	June 15, 2004	Pet Feeder Top
6,786,177	September 7, 2004	Animal Feeder with Storage Wells
6,817,315	November 16, 2004	Improved Cat Litter
6,838,097	January 1, 2005	Pet Food Product
6,854,419	February 2, 2005	Adjustable Height Pet Feeder

Patent applications that are pending are:

Serial No.	File Date	Title
09/813746	March 21, 2001	Cover for Pet Food and Water Bowls
09/590815	June 9, 2000	Food and Treat Dispenser
09/778543	February 7, 2001	Vocal Training and Companionship
10/325019	December 20, 2002	Toxic Material Exposure Indicator
10/423,706	April 28, 2003	Gourmet Spray
10/444,163	May 23, 2003	Portable Fluid Delivery Device
10/456,919	June 9, 2003	Vocal Training and Companionship Apparatus
10/611,821	July 1, 2003	Nutrient and Anti-Microbial Pet Bone
10/616,282	July 10, 2003	Cover for Pet Bowls
10/679,029	October 3, 2003	Pet Food and Water Bowl
10/688,672	October 20, 2003	Food and Treat Dispenser
60/528,968	December 12, 2003	Meaty Bone
60/528,963	December 12, 2003	Chew-N-Squeak
60/528,819	December 12, 2003	Bouncy Bone
60/528,820	December 12, 2003	Doggie Pop
10/755,160	January 12, 2004	Pet Chew Toy For Holding Consumable Treats
10/885,741	July 8, 2004	Rolling Pet Toy
10/886,544	July 9, 2004	Improved Cat Litter
60/608,459	September 10, 2004	Annular Pet Toy for Holding Consumable Treats
60/608,460	September 10, 2004	Boomerang Shaped Pet Toy for Consumable Treats

Serial No.	File Date	Title
60/608,462	September 10, 2004	Discus Shaped Pet Toy for Holding Consumable Treats
60/611,420	September 20, 2004	Activated Charcoal Cloth and Pet Litter Box
10/957,050	October 1, 2004	Pet Food and Water Bowl
10/960,252	October 7, 2004	Rawhide Biscuit and Method
60/608,458	October 11, 2004	Sphere-Shaped Pet Toy
10/963,953	October 12, 2004	Apparatus for Scooping Cat Litter
29/215,733	October 25, 2004	Apparatus for Scooping Cat Litter
60/626,850	November 12, 2004	Hanging Pet Toy
60/626,853	November 12, 2004	Pet Toy with Sound Module
60/626,852	November 12, 2004	Toy Fishing Wand
60/626,851	November 12, 2004	Floor Support Pet Toy
11/009,165	December 10, 2004	Drumcicle
11/009,164	December 10, 2004	Savor-Sphere
60/638,211	December 23, 2004	Compression Molded Rawhide Article
11/067,046	February 28, 2005	Cover for Pet Bowls and Water Bowls
11/072,755	March 4, 2005	Pet Chew Toy for Holding Consumable Treats Having Sound Module
11/072,750	March 4, 2005	Method and System for Application of Aromatherapy for Cats
Pending	March 17, 2005	A Pet Toy

Our trademark registrations obtained are:

Registration No.	Date Registered	Name
2,048,003	March 25, 1997	OurPet’s
2,016,545	November 21, 1996	Flexo-Feeder
2,219,049	January 19, 1999	Push-N-Roll
2,220,580	January 26, 1999	Triple Track
2,221,776	February 2, 1999	Zig-N-Zag
2,226,341	February 23, 1999	Play-N-Treat
2,498,759	October 16, 2001	Play-N-Squeak
2,447,094	April 24, 2001	Molecuball
2,563,464	April 23, 2002	Delidome
2,577,849	June 11, 2002	OurPet’s
2,574,795	June 4, 2002	Wufer Ball
2,664,532	December 17, 2002	Speed-E-Drink
2,688,515	February 18, 2003	Mouse-N-Cheese
2,749,682	August 12, 2003	IcePudding
2,792,219	December 9, 2003	Speed-E-Treat
2,820,846	March 9, 2004	Butterfly Ball
2,896,244	October 19, 2004	Bubble Mouse

The following trademark registration applications are pending:

Serial No.	Dated Filed	Name
76/395,681	April 15, 2002	Cat-E-Licious
76/435,630	July 29, 2002	OurPet’s Choice Litter
76/503,265	March 27, 2003	Roller Mouse
76/514,644	April 7, 2003	Nature’s Scoop
76/514,643	June 10, 2003	Nature’s Litter
76/540,628	July 28, 2003	Gourmet Rawhide Bones
76/572,227	January 28, 2004	Groovy Stick

As of March 8, 2005, we had 13 full-time employees consisting of 3 officers, 5 other employees in sales and marketing, 2 employees in finance and administration and 3 employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $51,661 for the year ended December 31, 2004 and $44,196 for the year ended December 31, 2003.

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

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have twenty-two U.S. patents issued or assigned and thirty-eight U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 11,771,473 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 8, 2005, we had outstanding 71,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 710,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 8, 2005, we had outstanding 778,426 warrants to purchase an aggregate of 778,426 shares of Common Stock at exercise prices ranging from $0.288 to $1.227 per share and options to purchase an aggregate of 824,750 shares of Common Stock at exercise prices ranging from $0.10 to $0.625 per share. We have reserved an aggregate of 1,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Possible Volatility of Market Price of Common Stock.

The market price of our securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced, and expect to continue experiencing limited trading volume in our Common Stock.

Item 2.	Description of Property.

We lease a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. The current monthly rental is $12,113 plus real estate taxes with annual increases based upon the change in the indicated consumer price index in the preceding year. The initial lease term was five years ending on May 31, 1998. The lease was extended for two additional five year terms ending on May 31,2008, with the possibility of three additional term extensions of five years each. We believe that this facility will provide adequate warehouse and office space to meet our needs for the immediate future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3.	Legal Proceedings.

In December 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. As a result of this negligence, which was addressed in a lawsuit that was settled in December 2003, Jack Lemkin, owner and operator of Sinitron Corp., was able to file for and obtain a patent on various aspects of one of our products. We commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio and against Sinitron Corp. on December 26, 2002 under the caption OurPet’s Company and Virtu Company vs Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. We subsequently transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. Sinitron subsequently filed a counterclaims against OurPet’s alleging tortious interference with contract and damage to business reputation and damages for unpaid invoices. The Federal Court in our action against Lemkin personally issued a temporary restraining order against Lemkin in November 2003. Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against us on December 4, 2003 in the United States District Court, Southern District of Ohio alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of our patents. Lemkin also joined with another individual, Gloria Teschke, to file an action against OurPet’s in the United States District Court, Southern District of Ohio, alleging claims related to the subject matter of the first three lawsuits. In October 2004, the parties agreed to settle and dismiss all four pending actions and the settlement agreement and mutual release were executed as of October 29, 2004. Under the agreement Mr. Lemkin assigned the two patents in litigation to OurPet’s in exchange for $50,000 payable in three equal annual installments beginning January 1, 2005 which has been included in the balance sheet under the caption of patents and will be amortized over the remaining life of the two patents.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. In September 2000, Akon breached the asset purchase agreement and in October 2000, we filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against us alleging intentional infliction of emotional distress seeking compensatory and punitive damages against us and the individual guarantors. Both actions were dismissed without prejudice in March 2003. On June 5, 2003, we re-filed the action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio where it is currently pending. Discovery has been completed and the parties to the litigation are awaiting rulings by the court on their respective motions for summary judgment. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

On January 19, 2005 a trademark infringement action was filed against the Company under the caption Barbara’s Canine Catering, Inc. vs OurPet’s Company in the United States District Court for the Western District of North Carolina. The plaintiff, Barbara’s Canine Catering, Inc. alleges that one of our products infringes upon a trademark which the plaintiff owns. While there are differences in products, packaging and name, there has been negotiations directed toward eliminating any confusion over the packaging and trademark. While it is too early to predict the outcome, we believe that the Company’s likely risk of facing any significant damages is minimal.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

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

Quarter Ended	High	Low
March 31, 2003	0.21	0.09
June 30, 2003	0.21	0.16
September 30, 2003	0.41	0.19
December 31, 2003	0.38	0.23
March 31, 2004	0.52	0.26
June 30, 2004	0.45	0.23
September 30, 2004	0.30	0.23
December 31, 2004	0.31	0.24

As of March 8, 2005, we had approximately 184 holders of record of Common Stock.

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

Overview

OurPet’s develops, designs, produces and markets a broad line of innovative, high-quality accessory and consumable pet products. These products include healthy feeding systems to improve the health and comfort of pets, interactive toys that provide fun, rewarding mental and physical challenges for pets, innovative maintenance to enhance the required maintenance needs of pets, and healthy consumable products for achieving and maintaining high mental, physical and immune levels of pets. Examples of products in each of these categories include the following:

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

As discussed below and in Liquidity and Capital Resources on Pages 11, 12 and 13, we have funded our operations principally from net cash provided by operating activities during 2004 and 2003.

In April of 2002, we entered into a promissory note agreement with our bank under which we could borrow up to $200,000 for working capital purposes. The note was payable in monthly payments of $3,334 plus interest at prime plus 2% beginning in May of 2002. During 2003 we borrowed a total of $60,000 under the agreement and repaid the entire balance due of $139,328.

During 2003 we had a net repayment of $200,000 under our line of credit facility with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2003 and December 31, 2004 we had a balance of $650,000 under the line of credit with the bank at an interest rate of prime plus 1%.

In December of 2003, we issued 367,647 shares of Common Stock to Joseph T. Aveni, director and shareholder, and trusts for his children, and 73,529 shares of Common Stock to grandchildren of Steven Tsengas, director, officer and shareholder, at a price of $0.34 per share for conversion of debt of $150,000 owed to them as consideration for the Common Stock.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In the following discussion all references to 2004 are for the year ended December 31, 2004 and all references to 2003 are for the year ended December 31, 2003.

Net revenue for 2004 was $5,445,049, an increase of 5.1 percent in revenue from $5,180,779 in 2003, consisting of sales of proprietary products for the retail pet business. This increase of $264,270 was primarily the result of an increase in sales of approximately $128,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $136,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2004 was approximately $381,000. Our sales to foreign customers decreased by approximately $98,000, or 32.0 percent, from 2003 mainly due to decreased sales to customers in England and South Korea.

While net revenue increased by 5.1 percent in 2004, cost of goods sold also increased by 1.4 percent, from $3,932,208 in 2003 to $3,987,013 in 2004. This increase of $54,805 was as a result of the cost of purchased products sold and freight increasing by 2.0 percent due mainly to higher freight costs as a result of fuel surcharges by our freight carriers. Our variable and fixed warehouse and overhead costs decreased by 1.1 percent from 2003 due to reduced depreciation on tooling and foreign warehouse expenses.

As a result of the net revenue increasing by more than the cost of goods sold , our gross profit on sales increased by 16.8 percent, or $209,465, from $1,248,571 in 2003 to $1,458,036 in 2004.

Selling, general and administrative expenses in 2004 were $1,388,861, an increase of $18,127, or 1.3 percent, from $1,370,734 in 2003. The significant increases were in (i) accruals for professional services of approximately $52,000 due to increased accounting and auditing fees resulting from the Sarbanes-Oxley Act of 2002 and increased legal fees and expenses in 2004 that were included in the extraordinary item in 2003, (ii) increased commissions for our sales representatives of approximately $10,000 due to higher domestic sales in 2004 on which commissions are paid and lower foreign sales on which commissions are not paid, and (iii) increased costs of recruiting employees of approximately $7,000 due to finding new employees. These increases were partially offset by decreases in (i) advertising and marketing expenses of approximately $26,000 due to a decrease in advertising in trade magazines and the number of trade shows attended, (ii) travel expenses of approximately $15,000 due to one less employee in sales in 2004, and (iii) salaries and wages of approximately $14,000 due to having one less administrative employee for part of the year.

The income (loss) from operations improved by $191,338, from a $(122,163) loss in 2003 to a $69,175 profit in 2004 as a result of our gross profit on sales increasing by $209,465, or 16.8 percent, which was more than the increase in selling, general and administrative expenses of $18,127, or 1.3 percent.

The loss from other income and expense decreased by $176,212 as a result of a loss of $(2,294) in 2004 from the disposal of excess inventory compared to a loss of $(176,212) in 2003. The loss in 2003 includes (i) the loss on disposal of excess inventory of one of our products of approximately $40,000, (ii) the write-off of undepreciated tooling costs for discontinued products of approximately $71,000, and (iii) the write-off of the inventory of components for discontinued products of approximately $55,000.

Interest expense for 2004 was $53,941, a decrease of 50.8 percent, or $55,664, from $109,605 in 2003. This decrease was primarily due to the interest expense for the subordinated debt decreasing by approximately $39,000 due to the reduction in principal balance from $450,000 in 2003 to $100,000 in 2004 and for the bank line of credit decreasing by approximately $13,000 due to the reduction in average principal balance outstanding from $891,000 in 2003 to $644,000 in 2004.

The extraordinary item in 2003 was from the gain on the settlement of our litigation against our former intellectual property counsel and fiduciaries. We received $879,410 after deductions for contingent and unpaid legal fees and after deducting other legal fees and expenses incurred with the litigation, we recognized a gain of $848,166.

The net income for 2004 was $12,940 as compared to net income in 2003 of $440,186 or a decrease of $427,246. This was the result of the following changes from 2003 to 2004:

Net revenue increase of 5.1%	$264,270
Cost of goods sold increase of 1.4%	(54,805)

Gross profit on sales increase of 16.8%	209,465
Selling, general and administrative expenses increase of 1.3%	(18,127)
Other income and expense decrease of 98.7%	173,918
Interest expense decrease of 50.8%	55,664

Income (loss) before extraordinary item increase of 103.2%	420,920
Extraordinary item decrease of 100.0%	(848,166)

Decrease in Net Income	$(427,246)

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $213,000 in available funds at December 31, 2004 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2004, we had $846,544 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%		$650,000
Small Business Administration (“SBA”) term loan	6.999%		46,209
Installment notes payable	7.022% & 7.517%		50,335
Other notes payable	Prime plus 3	% & 10%	100,000

The bank line of credit borrowing of $650,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2005. Under our agreement with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank to incur additional indebtedness, enter additional leases which would require total lease payments exceeding $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and pay cash dividends or redeem any of our capital stock.

The term loan with the SBA is payable in monthly installments of $2,180 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2006, to Beachcraft L.P. and $25,000 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000 and $75,000 was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2006 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007. Subsequent to their issuance the warrants were adjusted to 56,628 warrants exercisable at $0.298 per share in accordance with the warrant anti-dilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $13,000 for the year ended 2004 and $440,000 for the year ended 2003. At year end 2001 we closed on a new bank line of credit facility for an increased line of credit. As a result, absent a failure to maintain the required debt service coverage ratio and the tangible net worth, we should be able to fund our operating cash requirements for 2005. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2004 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$846,544	$711,920	$127,104	$7,520	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	609,949	172,238	360,319	77,392	-0-

Total Contractual Cash Obligations	$1,456,493	$884,158	$487,423	$84,912	$-0-

Net cash provided by operating activities for the year ended December 31, 2004 was $370,186. Cash was provided by the net income for the year of $237,852, which is net of the non-cash charges for depreciation of $214,525 and amortization of $10,387. Cash was provided by the net change of $132,334 in our operating assets and liabilities. These changes consisted of decreases in inventories of $201,348 and prepaid expenses of $34,492 and increases in accounts payable of $85,798 and in accrued expenses of $1,208, which were partially offset by increases in accounts receivable of $71,734, patent costs of $117,639 and domain name and other assets of $1,139.

Net cash used in investing activities for the year ended December 31, 2004 was $297,010, which was used for the acquisition of property and equipment. Net cash used in financing activities for the year was $80,779. Cash was used for $76,889 for the principal payments on long-term debt and $3,890 was used for the principal payments on capital lease obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	Financial Statements

The financial statements of OurPet’s Company as of December 31, 2004 and 2003, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-KSB on the pages indicated below.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 8A.	Controls and Procedures.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The information required by this Item with respect to the directors, executive officers, promoters, control persons and compliance with Section 16(a) of the Securities and Exchange Act and our Code of Ethics is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 18, 2005.

Item 10.	Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation”, “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, respectively, contained in our Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	824,750	$0.330	525,250
Equity compensation plans not approved by security holders	38,922	$0.957	-0-

Total	863,672	$0.358	525,250

The equity compensation plans not approved by security holders include the following issuances of warrants to purchase Common Stock as partial payment for public relations services to an individual and payment in full for investor relations services to an unrelated firm:

Public relations in 2002 for 13,454 warrants at $0.446 per share which expire on March 1, 2005.

Investor relations in 2002 for 25,468 warrants at $1.227 per share which expire on August 3, 2006.

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

10.8

Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its

President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia

Tsengas, Nicholas Tsengas and Konstantine Tsengas.*

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.*

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.*

10.17	PetsMart 2001 Vendor Purchasing Terms*

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas. **

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.

11	Statement of Computation of Net Income (Loss) Per Share.

14	OurPet’s Code of Ethics***

21	Subsidiaries of the Registrant.*

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.
**	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.
***	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 26, 2004.

All other Exhibits filed herewith.

(b)	Form 8-K

Form 8-K filed October 28, 2004 reporting that OurPet’s issued a press release and other financial information regarding our third quarter results on October 28, 2004.

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

Dated: March 30, 2005

OURPET’S COMPANY

By:	/s/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2005

/s/ JOHN G. MURCHIE John G. Murchie	Vice President, Treasurer and Controller (principal accounting officer)	March 30, 2005

/s/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 30, 2005

/s/ CARL FAZIO, JR. Carl Fazio, Jr	Director	March 30, 2005

/s/ BENJAMIN D. SUAREZ Benjamin D. Suarez	Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2004 and December 31, 2003, and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

S. R. SNODGRASS, A. C.

Certified Public Accountants

Mentor, Ohio

February 25, 2005

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,989	$36,592
Accounts receivable—trade, less allowance for doubtful accounts of $ 15,466 and $ 12,460	701,033	629,299
Inventories	1,425,652	1,627,000
Prepaid expenses	112,752	147,244

Total current assets	2,268,426	2,440,135

PROPERTY AND EQUIPMENT
Computers and office equipment	155,263	116,557
Warehouse equipment	106,389	106,389
Leasehold improvements	25,393	25,393
Tooling	1,283,930	1,112,603
Construction in progress	109,284	39,384

Total	1,680,259	1,400,326
Less accumulated depreciation	935,911	738,463

Net property and equipment	744,348	661,863

OTHER ASSETS
Patents, less amortization of $46,118 and $35,731	211,488	104,236
Domain name and other assets	11,234	10,095

Total other assets	222,722	114,331

Total assets	$3,235,496	$3,216,329

LIABILITIES
CURRENT LIABILITIES
Notes payable	$675,000	$750,000
Current maturities of long-term debt	36,920	70,480
Current portion of capital lease obligations	—	3,890
Accounts payable—trade	631,534	545,736
Accrued expenses	93,903	92,695

Total current liabilities	1,437,357	1,462,801

LONG-TERM DEBT
Long-term debt—less current portion above	134,624	102,953

Total long-term debt	134,624	102,953

Total liabilities	1,571,981	1,565,754

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,771,473 and 11,700,473 shares	2,853,693	2,832,393
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 71,000 shares	648,337	648,337
PAID-IN CAPITAL	149,046	170,346
ACCUMULATED DEFICIT	(1,987,561)	(2,000,501)

Total stockholders’ equity	1,663,515	1,650,575

Total liabilities and stockholders’ equity	$3,235,496	$3,216,329

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
Net revenue	$5,445,049	$5,180,779
Cost of goods sold	3,987,013	3,932,208

Gross profit on sales	1,458,036	1,248,571
Selling, general and administrative expenses	1,388,861	1,370,734

Income (loss) from operations	69,175	(122,163)
Other income and expense	(2,294)	(176,212)
Interest expense	(53,941)	(109,605)

Income (loss) before extraordinary item	12,940	(407,980)
Extraordinary item—gain on litigation settlement	—	848,166

Net income	$12,940	$440,186

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Loss before extraordinary item	$—	$(0.04)
Extraordinary item	—	0.08

Net income (loss)	$—	$0.04

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,712,306	11,202,580

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004 and December 31, 2003

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2003	71,000	$648,337	11,188,297	$2,661,093	$191,646	$(2,440,687)	$1,060,389
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	21,300	(21,300)	—	—
Common Stock issued in exchange for cancellation of debt	—	—	441,176	150,000	—	—	150,000
Net income for the year	—	—	—	—	—	440,186	440,186

Balance at December 31, 2003	71,000	648,337	11,700,473	2,832,393	170,346	(2,000,501)	1,650,575
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	21,300	(21,300)	—	—
Net income for the year	—	—	—	—	—	12,940	12,940

Balance at December 31, 2004	71,000	$648,337	11,771,473	$2,853,693	$149,046	$(1,987,561)	$1,663,515

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,940	$440,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	214,525	235,387
Amortization expense	10,387	6,562
Loss on disposal of property and equipment	—	71,026
(Increase) decrease in assets:
Accounts receivable—trade	(71,734)	30,915
Inventories	201,348	75,847
Prepaid expenses	34,492	(117,238)
Patent costs	(117,639)	13,230
Domain name and other assets	(1,139)	2,001
Increase (decrease) in liabilities:
Accounts payable—trade	85,798	(61,723)
Accrued expenses	1,208	(46,743)

Net cash provided by operating activities	370,186	649,450

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(297,010)	(162,222)

Net cash used in investing activities	(297,010)	(162,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(76,889)	(204,471)
Issuance of note payable to shareholder	—	100,000
Net repayment on bank line of credit	—	(200,000)
Issuance of long-term debt	—	128,882
Principal payments under capital lease obligations	(3,890)	(11,481)
Payment of notes payable to shareholders	—	(300,000)

Net cash used in financing activities	(80,779)	(487,070)

Net increase (decrease) in cash	(7,603)	158
CASH AT BEGINNING OF YEAR	36,592	36,434

CASH AT END OF YEAR	$28,989	$36,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$55,948	$142,846

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$21,300	$21,300

Notes payable converted into Common Stock	$—	$150,000

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Policy of Cash Equivalents—For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2004 and December 31, 2003 consist of:

	2004	2003
Finished goods	$1,057,054	$1,327,944
Components and packaging	368,598	299,056

Total	$1,425,652	$1,627,000

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2004 and December 31, 2003 was $ 214,525 and $ 235,387, respectively.

Intangible Assets—The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $117,639 in the year ended December 31, 2004 and $16,279 in the year ended December 31, 2003 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 the Company purchased a domain name for its website for $10,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loan.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2004, 45.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,656,928 and $ 830,915, which represents 30.4% and 15.3% of total revenue, respectively.

For the year ended December 31, 2003, 45.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,597,638 and $ 761,966, which represents 30.8% and 14.7% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2004 and December 31, 2003 was $ 51,661 and $ 44,196, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2004 and December 31, 2003 was $ 41,040 and $ 114,709, respectively.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2004, 2003, 2002, 2001 and 2000 is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001 and 2000 were $0.09, $0.10, $0.30, $0.16 and $0.28, respectively. The Company’s pro forma information follows:

	Year Ended December 31,
	2004	2003
Net income (loss) applicable to Common Stock:
As reported	$(8,360)	$418,886
Less pro forma expense related to options	10,768	18,300

Pro forma	$(19,128)	$400,586

Basic Net Income (Loss) per Common Share:
As reported	(0.00)	0.04
Pro forma	(0.00)	0.04
Diluted Net Income (Loss) per Common Share:
As reported	(0.00)	0.04
Pro forma	(0.00)	0.04

Net Income (Loss) Per Common Share—Basic net loss per Common Share is based on the net loss attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common shares outstanding during the year. Potential common shares have not been included since their effect would be antidilutive. As of December 31, 2004, common shares that could be potentially dilutive include 874,750 stock options at exercise prices from $0.100 to $0.625 a share, 791,880 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2003, common shares that could be potentially dilutive include 741,249 stock options at exercise prices from $0.100 to $0.625 a share, 2,473,291 warrants to purchase Common Stock at exercise prices from $0.407 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

Notes Payable and Long-term Debt

	December 31,
	2004	2003
Revolving note payable—Bank, under line of credit facility of up to $ 1,500,000 with interest at prime plus 1% (6.25% at December 31, 2004 and 5.00% at December 31, 2003). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$650,000	$650,000
Note payable—Small Business Administration $ 270,000 in 1993, due in monthly installments of $ 3,121 including interest at 5.244%. This note was secured by accounts receivable, inventory, property and equipment, and the personal guarantee of certain stockholders.	—	42,497
Note payable—Small Business Administration, bridge note increased to $ 175,000 in 1995, due in monthly installments of $ 2,180 through October 1, 2006 including interest at 6.999%. This note is secured by various equipment purchases, and the personal guarantee of certain stockholders.	46,209	68,287
Note payable—former director and shareholder, due on February 1, 2006. Interest at prime plus 3% (8.25% at December 31, 2004) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on July 31, 2005. Interest is payable quarterly at 10%. This note is subordinated to the bank loan.	25,000	25,000
Installment notes payable—due in 60 monthly payments of $1,374 including interest through June 1, 2008.	50,335	62,649

	846,544	923,433
Less current portion of long-term debt	711,920	820,480

	$134,624	$102,953

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2005	$711,920
2006	111,781
2007	15,323
2008	7,520

$846,544

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

$ 300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $ 1,500,000.

On September 1, 1999, the Company borrowed $ 200,000 from a director and stockholder of the Company for working capital purposes at an annual interest rate of 10% and was repaid on December 30, 2003 by $100,000 in cash and $100,000 by conversion into 294,118 shares of Common Stock.

In July and August of 2000, the Company borrowed a total of $ 275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $ 75,000 is due on February 1, 2006 with interest payable quarterly and the other note for $ 25,000 is due on July 31, 2005 with interest payable quarterly. One of the notes for $ 25,000 and accrued interest and a cash payment totaling $ 6,250 was paid on November 15, 2001 by conversion into 25,468 shares of Common Stock upon the exercise of warrants. Two of the notes for $75,000 were repaid on December 30, 2003 by $25,000 in cash and $50,000 by conversion into 147,058 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended to become due on February 1, 2006 at an interest rate of prime plus 3% payable quarterly. In addition the lender received 56,628 warrants for the purchase of Common Stock at $ 0.298 per share.

Intangible Assets

	As of December 31, 2004		As of December 31, 2003
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$257,606	$46,118	$139,967	$35,731

Unamortized intangible assets:
Domain name	$10,000	$—	$10,000	$—

Amortization expense for year ended 12/31	$10,387		$6,562

Estimated amortization expense:
For year ending 12/31/05	$19,215
For year ending 12/31/06	$19,215
For year ending 12/31/07	$19.215
For year ending 12/31/08	$19,215
For year ending 12/31/09	$19,215

Related Party Transactions

The Company leases warehouse and office facilities from a related entity, Senk Properties. Current monthly rentals are $ 12,113 with annual increases each June in the monthly rental based upon the change in the indicated consumer price index in the preceding year plus real estate taxes. The initial term of the lease was for five years ending on May 31, 1998 and it has been extended for two additional five year terms, with the possibility of three additional extensions of five years each. Lease expense for the year ended December 31, 2004 and the year ended December 31, 2003 was $ 163,834 and $ 147,560, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Bank balances, including outstanding checks, at December 31, 2004 and December 31, 2003 were $92,566 and $466,397, respectively, which results in an uninsured balance of $366,397 at December 31, 2003.

At December 31, 2004, 43.1% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $108,989, $99,954, and $99,686, which represents 15.2%, 14.0%, and 13.9% of total accounts receivable, respectively.

At December 31, 2003, 58.2% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $129,824, $129,364, and $114,227, which represents 20.2%, 20.2%, and 17.8% of total accounts receivable, respectively.

Capital Stock

From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred Stock is convertible into ten shares of Common Stock at a conversion rate of $ 1.00 per share. The Company may redeem the preferred shares at $ 10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $ 4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend. The Company paid brokers or dealers a cash sales commission of 8% and issued them warrants, which expire on October 31, 2005, to purchase 80,113 shares of Common Stock at an exercise price of $ 1.060 per share.

On December 30, 2003, the Company issued 441,176 shares of Common Stock at a price of $0.34 per share for cancellation of debt of $150,000 as consideration for the Common Stock. This transaction was with an officer and directors of the Company.

Warrants

At December 31, 2004, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1999 Private Placement to brokers or dealers	80,113	1.060	October 31, 2005
1999 Issuance to related parties	518,672	0.964	December 14, 2005
2001 Directors for fees	14,405	1.215	October 1, 2006
2002 Payment for services	13,454	0.446	March 1, 2005
2002 Payment for services	25,468	1.227	August 3, 2006
2003 Note payable to director	12,654	0.405	September 4, 2006
2004 Note payable to stockholder	56,628	0.298	February 1, 2007
2004 Directors for fees	70,486	0.288	October 1, 2009

Total	791,880

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants (Continued)

The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends in 2004, 2003, 2002, 2001 and 2000.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	669,250	$.90
Granted	122,750.21
Exercised	—	—
Forfeited	50,751.63

Outstanding at December 31, 2003	741,249.40
Granted	738,500.31
Exercised	—	—
Forfeited	604,999.38

Outstanding at December 31, 2004	874,750.34

The following table summarizes options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.45-$0.63	107,000	$0.56	1.0 Years	86,333	$0.55
$0.27-$0.35	734,500	$0.31	4.6 Years	—	—
$0.10-$0.21	33,250	$0.21	3.1 Years	3,499	$0.20

There were 89,832 and 556,997 options exercisable at December 31, 2004 and December 31, 2003, respectively. The weighted average fair value of options granted in 2004 and 2003 was $0.31 and $0.21, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

The Company was the lessee of equipment under a capital lease expiring in 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized on a straight-line basis over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended December 31, 2004 and December 31, 2003 was $ 3,131 and $ 4,074, respectively.

A summary of property held under capital leases, included in property, plant and equipment, is as follows as of December 31, 2004 and December 31, 2003:

	2004	2003
Office equipment	$—	$17,077
Less: accumulated amortization	—	(13,946)

Total	$—	$3,131

Minimum future lease payments under operating leases as of December 31, 2004 are as follows:

Operating Leases
2005	$172,238
2006	177,480
2007	182,839
2008	77,392
2009	—
Thereafter	—

Total minimum lease payments	$609,949

Total rent expense of the Company for the years ended December 31, 2004 and December 31, 2003 was $ 166,491 and $ 155,558, respectively.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

There were income tax benefits of $5,152 and $150,885 from use of operating loss carryforwards by the Company for the years ended December 31, 2004 and December 31, 2003, respectively.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2004 and December 31, 2003:

	2004	2003
Income tax expense/benefit based on US statutory rate	$5,152	$150,885
Current period change in the valuation allowance	(5,152)	(150,885)

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$523,248	$528,400
Valuation allowances	(523,248)	(528,400)

Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by approximately $5,200 and $150,900 for the years ended December 31, 2004 and December 31, 2003, respectively, which represents the effect of net income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

The Company has available at December 31, 2004, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1996	$77,405	2011
1997	464,680	2012
1998	150,362	2018
1999	438,086	2019
2000	141,177	2020
2002	267,255	2022

	$1,538,965

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In December 2000, our former intellectual property counsel informed us that one of its associates had missed a number of deadlines for filings with the Patent and Trademark Office, resulting in the loss of patent and trademark rights for several products. As a result of this negligence, which was addressed in a lawsuit that was settled in December 2003, Jack Lemkin, owner and operator of Sinitron Corp., was able to file for and obtain a patent on various aspects of one of our products. We commenced suit against Lemkin personally on June 6, 2002 in the United States District Court, Northern District of Ohio and against Sinitron Corp. on December 26, 2002 under the caption OurPet’s Company and Virtu Company vs Sinitron Corp., in the Common Pleas Court located in Summit County, Ohio. We subsequently transferred the case to the Common Pleas Court located in Franklin County, Ohio being the county where Sinitron is located. Sinitron subsequently filed a counterclaims against OurPet’s alleging tortious interference with contract and damage to business reputation and damages for unpaid invoices. The Federal Court in our action against Lemkin personally issued a temporary restraining order against Lemkin in November 2003. Subsequent to the issuance of the restraining order, Mr. Lemkin filed suit against us on December 4, 2003 in the United States District Court, Southern District of Ohio alleging violations of the United States Patent Act and breach of good faith and fair dealings pertaining to one of our patents. Lemkin also joined with another individual, Gloria Teschke, to file an action against OurPet’s in the United States District Court, Southern District of Ohio, alleging claims related to the subject matter of the first three lawsuits. In October 2004, the parties agreed to settle and dismiss all four pending actions and the settlement agreement and mutual release were executed as of October 29, 2004. Under the agreement Mr. Lemkin assigned the two patents in litigation to OurPet’s in exchange for $50,000 payable in three equal annual installments beginning January 1, 2005 which have been capitalized to patents and will be amortized over the remaining life of the two patents.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation (Continued)

On January 19, 2005 a trademark infringement action was filed against the Company under the caption Barbara’s Canine Catering, Inc. vs OurPet’s Company in the United States District Court for the Western District of North Carolina. The plaintiff, Barbara’s Canine Catering, Inc. alleges that one of our products infringes upon a trademark which the plaintiff owns. While there are differences in products, packaging and name, there has been negotiations directed toward eliminating any confusion over the packaging and trademark. While it is too early to predict the outcome, we believe that the Company’s likely risk of facing any significant damages is minimal.

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