Form 10QSB
period 2005-03-31
OURPETS CO
filed 2005-05-16
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2005	000-31279

OurPet’s Company

(Exact name of Small Business Issue as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of April 30, 2005, the Issuer had outstanding 11,821,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 791,880 shares of Common Stock.

Transactional Small Business Disclosure Format    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,769	$28,989
Accounts receivable - trade, less allowance for doubtful accounts of $ 16,966 and $ 15,466	754,589	701,033
Inventories	1,572,289	1,425,652
Prepaid expenses	141,983	112,752

Total current assets	2,504,630	2,268,426

PROPERTY AND EQUIPMENT
Computers and office equipment	165,468	155,263
Warehouse equipment	106,389	106,389
Leasehold improvements	31,671	25,393
Tooling	1,311,556	1,283,930
Construction in progress	129,893	109,284

Total	1,744,977	1,680,259
Less accumulated depreciation	997,814	935,911

Net property and equipment	747,163	744,348

OTHER ASSETS
Patents, less amortization of $50,969 and $46,118	210,587	211,488
Domain name and other assets	11,234	11,234

Total other assets	221,821	222,722

Total assets	$3,473,614	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$750,000	$675,000
Current maturities of long-term debt	37,580	36,920
Accounts payable - trade	797,413	631,534
Accrued expenses	122,572	93,903

Total current liabilities	1,707,565	1,437,357

LONG-TERM DEBT
Long-term debt - less current portion above	49,978	134,624

Total liabilities	1,757,543	1,571,981

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,821,473 and 11,771,473 shares	2,899,351	2,853,693

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 and 71,000 shares	602,679	648,337

PAID-IN CAPITAL	149,046	149,046

ACCUMULATED DEFICIT	(1,935,005)	(1,987,561)

Total stockholders’ equity	1,716,071	1,663,515

Total liabilities and stockholders’ equity	$3,473,614	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net revenue	$1,574,959	$1,324,581

Cost of goods sold	1,145,836	955,289

Gross profit on sales	429,123	369,292

Selling, general and administrative expenses	360,393	348,444

Income from operations	68,730	20,848

Other income and expense	(1,020)	1
Interest expense	(15,154)	(13,118)

Net income	$52,556	$7,731

Basic and Diluted Net Income Per Common Share After Dividend Requirements For Preferred Stock	$—	$—

Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	11,787,002	11,752,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2004	71,000	$648,337	11,771,473	$2,853,693	$149,046	$(1,987,561)	$1,663,515
Preferred Stock converted into Common Stock	(5,000)	(45,658)	50,000	45,658	—	—	—
Net income	—	—	—	—	—	52,556	52,556

Balance at March 31, 2005	66,000	$602,679	11,821,473	$2,899,351	$149,046	$(1,935,005)	$1,716,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,556	$7,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	61,903	51,276
Amortization expense	4,851	2,468
(Increase) decrease in assets:
Accounts receivable - trade	(53,556)	47,341
Inventories	(146,637)	10,149
Prepaid expenses	(29,231)	(20,507)
Patent costs	(3,950)	(3,400)
Domain name and other assets	—	—
Increase (decrease) in liabilities:
Accounts payable - trade	165,879	212,697
Accrued expenses	28,669	(6,276)

Net cash provided by operating activities	80,484	301,479

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(64,718)	(112,645)

Net cash used in investing activities	(64,718)	(112,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(8,986)	(17,217)
Net repayment on bank line of credit	—	(100,000)
Principal payments under capital lease obligations	—	(1,021)

Net cash used in financing activities	(8,986)	(118,238)

Net increase in cash	6,780	70,596

CASH AT BEGINNING OF PERIOD	28,989	36,592

CASH AT END OF PERIOD	$35,769	$107,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$13,258	$16,226

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$45,658	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$1,223,107	$1,057,054
Components and packaging	349,182	368,598

Total	$1,572,289	$1,425,652

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

For the three months ended March 31, 2005, 42.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $355,468 and $319,717, which represents 22.6% and 20.3% of total revenue, respectively.

For the three months ended March 31, 2004, 54.8% of the Company’s net revenue was derived from three major customers. Revenue generated from each of these customers amounted to $376,579, $196,435 and $153,519, which represents 28.4%, 14.8% and 11.6% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001and 2000 were $0.09, $0.10, $0.30, $0.16 and $0.28, respectively. The Company’s pro forma information follows:

	Three Months Ended March 31,
	2005	2004
Net income applicable to Common Stock:
As reported	$48,162	$2,435
Less pro forma expense related to options	3,868	1,611

Pro forma	$44,294	$824

Basic Net Income per Common Share:
As reported	0.00	0.00
Pro forma	0.00	0.00

Diluted Net Income per Common Share:
As reported	0.00	0.00
Pro forma	0.00	0.00

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common shares outstanding during the period. Potential common shares have been included since their effect would be dilutive. As of March 31, 2005, common shares that could be potentially dilutive include 820,750 stock options at exercise prices from $0.10 to $0.625 a share, 791,880 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2004, common shares that could be potentially dilutive include 591,250 stock options at exercise prices from $0.10 to $0.625 a share, 2,529,541 warrants to purchase Common Stock at exercise prices from $0.300 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of ABP Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principal. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, we have funded our operations principally from net cash provided by operating activities during the year ended December 31, 2004 and the three months ended March 31, 2005.

Under our line of credit facility with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2005 we had a balance of $650,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

In the following discussion all references to 2005 are for the three months ended March 31, 2005 and all references to 2004 are for the three months ended March 31, 2004.

Net revenue for 2005 was $1,574,959, an increase of 19% in revenue from $1,324,581 in 2003, consisting of net sales of proprietary products for the retail pet business. This increase of $250,378 was primarily the result of an increase in sales of approximately $102,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $148,000 including both sales of new products and sales to new customers.

While net revenue increased by 19% in 2005, cost of goods sold increased by 20%, from $955,289 in 2004 to $1,145,836 in 2005. This increase was the result of the cost of purchased products sold and inbound freight increasing by 14% which was increased by an increase in freight costs as a result of fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 24% from the comparable quarter in 2004 due to the write-down of excess inventory and the increased depreciation expense for tooling.

As a result of the net revenue percentage increasing by 19% and the cost of goods sold percentage increasing by 20%, the Company’s gross profit on sales increased by $59,831 or 16% from $369,292 in 2004 to $429,123 in 2005.

Selling, general and administrative expenses for 2005 were $360,393, an increase of 3% or $11,949 from $348,444 for 2004. The significant increases were due to increased postage and office supplies of approximately $5,000 due to increased mailings to both our existing and potential customers and in commissions accrued for our sales representatives of approximately $3,000 due to the higher sales in 2005.

The income from operations increased by $47,882 from $20,848 in 2004 to $68,730 in 2005 as a result of our gross profit on sales increasing by $59,831 or 16%, which was more than the increase in selling, general and administrative expenses of $11,949 or 3%.

Interest expense for 2005 was $15,154, an increase of 16%, or $2,036, from $13,117 in 2004. This decrease was primarily due to the interest expense for the bank line of credit which increased by approximately $3,000 due to the increase in prime rate from 4% in 2004 to 5.25% in 2005 and the increase in average principal balance outstanding from $593,000 in 2004 to $637,500 in 2005.

The net income for 2005 was $52,556 as compared to net income of $7,731 for 2004 or an increase in profit of $44,825. This increase was as a result of the following changes from 2004 to 2005:

Net revenue increase of 19%	$250,378
Cost of goods sold increase of 20%	(190,547)

Gross profit on sales increase of 16%	59,831
Selling, general and administrative expenses increase of 3%	(11,949)
Interest and other expense increase of 23%	(3,,057)

Increase in Net Income	$44,825

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank.

As of March 31, 2005, we had $837,558 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$650,000
Small Business Administration (“SBA”) term loan	6.999%	40,444
Installment notes payable	7.022% & 7.517%	47,114
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $650,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2005. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $13,000 for the year ended 2004 and $440,000 for the year ended 2003. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2005. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2005 was $80,484. Cash was provided by the net income for the three months of $119,310, which is net of the non-cash charges for depreciation of $61,903 and amortization of $4,851. Cash was used by the net change of $38,826 in our operating assets and liabilities as follows:

Accounts receivable increase	$(53,556)
Inventories increase	(146,637)
Prepaid expenses increase	(29,231)
Patent costs increase	(3,950)
Accounts payable increase	165,879
Accrued expenses increase	28,669

Net change	$(38,826)

Net cash used in investing activities for the three months ended March 31, 2005 was $64,718, which was used for the acquisition of property and equipment. Net cash used in financing activities for the three months was $8,986 for the principal payments on long-term debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are likely to have a current of future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

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

On April 16, 2004 a patent infringement action was filed against the Company under the caption TFH Publications, Inc. vs OurPet’s Company and Bonybone, S.A. de C.V. in the United States District Court for the District of New Jersey. The plaintiff, TFH Publications, Inc, a Delaware corporation located in New Jersey, alleges that a product distributed exclusively by us in the United States infringes upon a competing product for which TFH Publications holds the patent. Our supplier and co-defendant in the action, Bonybone, is a Mexican company that developed the product at issue and also manufactures it for distribution in the United States by us. While we believe that the complaint is without merit, we elected to negotiate a settlement of the matter, which we expect to finalize very shortly.

On January 19, 2005 a trademark infringement action was filed against the Company under the caption Barbara’s Canine Catering, Inc. vs OurPet’s Company in the United States District Court for the Western District of North Carolina. The plaintiff, Barbara’s Canine Catering, Inc. alleges that one of our products infringes upon a trademark which the plaintiff owns. While there are differences in products, packaging and name, we worked with the plantiff to eliminate any confusion over the packaging and trademark. The action has since been settled and dismissed with prejudice.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

11*	Statement of Computation of Net Income Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 16, 2005	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2005	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)