Form 10QSB
period 2005-06-30
OURPETS CO
filed 2005-08-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: June 30, 2005

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

    Yes  ☒    No  ☐

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of July 29, 2005, the Issuer had outstanding 11,821,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 778,426 shares of Common Stock.

Small Business Disclosure Format

    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,033	$28,989
Accounts receivable - trade, less allowance for doubtful accounts of $ 18,466 and $ 15,466	864,391	701,033
Inventories	1,774,950	1,425,652
Prepaid expenses	108,405	112,752

Total current assets	2,784,779	2,268,426

PROPERTY AND EQUIPMENT
Computers and office equipment	181,724	155,263
Warehouse equipment	106,389	106,389
Leasehold improvements	31,671	25,393
Tooling	1,416,872	1,283,930
Construction in progress	26,708	109,284

Total	1,763,364	1,680,259
Less accumulated depreciation	1,051,476	935,911

Net property and equipment	711,888	744,348

OTHER ASSETS
Patents, less amortization of $55,854 and $46,118	207,447	211,488
Domain name and other assets	10,145	11,234

Total other assets	217,592	222,722

Total assets	$3,714,259	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$950,000	$675,000
Current maturities of long-term debt	38,252	36,920
Accounts payable - trade	758,328	631,534
Accrued expenses	136,575	93,903

Total current liabilities	1,883,155	1,437,357

LONG-TERM DEBT
Long-term debt - less current portion above	40,158	134,624

Total liabilities	1,923,313	1,571,981

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,821,473 and 11,771,473 shares	2,899,351	2,853,693

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 and 71,000 shares	602,679	648,337

PAID-IN CAPITAL	149,046	149,046

ACCUMULATED DEFICIT	(1,860,130)	(1,987,561)

Total stockholders’ equity	1,790,946	1,663,515

Total liabilities and stockholders’ equity	$3,714,259	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$1,784,001	$1,235,442	$3,358,960	$2,560,023

Cost of goods sold	1,284,037	965,963	2,429,873	1,921,252

Gross profit on sales	499,964	269,479	929,087	638,771

Selling, general and administrative expenses	402,769	350,347	763,162	698,791

Income (loss) from operations	97,195	(80,868)	165,925	(60,020)

Other income and expense	(5,179)	(2,298)	(6,199)	(2,297)
Interest expense	(17,141)	(11,656)	(32,295)	(24,774)

Net income (loss)	$74,875	$(94,822)	$127,431	$(87,091)

Basic and Diluted Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$0.01	$(0.01)	$0.01	$(0.01)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	11,872,090	11,700,473	11,812,887	11,700,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2004	71,000	$648,337	11,771,473	$2,853,693	$149,046	$(1,987,561)	$1,663,515

Preferred Stock converted into Common Stock	(5,000)	$(45,658)	50,000	$45,658	$—	$—	$—

Net income	—	—	—	—	—	127,431	127,431

Balance at June 30, 2005	66,000	$602,679	11,821,473	$2,899,351	$149,046	$(1,860,130)	$1,790,946

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$127,431	$(87,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	115,565	105,013
Amortization expense	9,736	4,969
(Increase) decrease in assets:
Accounts receivable - trade	(163,358)	9,810
Inventories	(349,298)	(75,721)
Prepaid expenses	4,347	(29,933)
Patent costs	(5,695)	(4,832)
Domain name and other assets	1,089	(1,138)
Increase (decrease) in liabilities:
Accounts payable - trade	126,794	272,055
Accrued expenses	42,672	(10,977)

Net cash (used in) provided by operating activities	(90,717)	182,155

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(83,105)	(163,319)

Net cash used in investing activities	(83,105)	(163,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(18,134)	(34,699)
Net borrowing on bank line of credit	200,000	—
Principal payments under capital lease obligations	—	(2,072)

Net cash provided by (used in) financing activities	181,866	(36,771)

Net increase (decrease) in cash	8,044	(17,935)

CASH AT BEGINNING OF PERIOD	28,989	36,592

CASH AT END OF PERIOD	$37,033	$18,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$33,199	$28,313

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$45,658	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$1,438,851	$1,057,054
Components and packaging	336,099	368,598

Total	$1,774,950	$1,425,652

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

For the three months ended June 30, 2005, 77.9% of the Company’s revenue was derived from four major customers. Revenue generated from each of these customers amounted to $645,987, $321,477, $220,503, and $202,484, respectively which represents 36.2%, 18.0%, 12.4%, and 11.3% of total revenue.

For the three months ended June 30, 2004, 48.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $432,901 and $169,392, respectively which represents 35.1% and 13.7% of total revenue.

For the six months ended June 30, 2005, 48.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $964,358 and $677,502, respectively which represents 28.7% and 20.2% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

REVENUE RECOGNITION – Continued

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001, and 2000 were $0.10 $0.10, $0.30, $0.16, and $0.28, respectively. The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income(loss) applicable to Common Stock:
As reported	$69,609	$(110,118)	$116,958	$(97,683)
Less pro forma expense related to options	3,868	2,708	7,736	4,319

Pro forma	$65,741	$(112,826)	$109,222	$(102,002)

Basic Net Income (Loss) per Common Share:
As reported	0.01	(0.01)	0.01	(0.01)
Pro Forma	0.01	(0.01)	0.01	(0.01)

Diluted Net Income (Loss) per Common Share:
As reported	0.01	(0.01)	0.01	(0.01)
Pro Forma	0.01	(0.01)	0.01	(0.01)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of June 30, 2005, common shares that are or could be potentially dilutive include 872,750 stock options at exercise prices from $0.10 to $0.625 a share, 778,426 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2004, common shares that could be potentially dilutive include 924,750 stock options at exercise prices from $0.10 to $0.625 a share, 2,529,541 warrants to purchase Common Stock at exercise prices from $0.30 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we funded our operations principally from net cash provided by operating activities during the year ended December 31, 2004 and with bank borrowings in the six months ended June 30, 2005.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2005 we had a balance due of $850,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

Three	Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

In the following discussion all references to 2005 are for the three months ended June 30, 2005 and all

references	to 2004 are for the three months ended June 30, 2004.

Net revenue for 2005 was $1,784,001, an increase of 44.4% in revenue from $1,235,442 in 2004, consisting of net sales of proprietary products for the retail pet business. This increase of $548,559 was primarily the result of an increase in sales of approximately $451,000 to our four largest customers due to promotions of existing products and sales of new products in 2005. The balance of the increase was from sales to other customers which increased by approximately $98,000 including both sales of new products and sales to new customers.

While net revenue increased by 44.4% in 2005, cost of goods sold increased by 32.9%, from $965,963 in 2004 to $1,284,037 in 2005. The increase in cost of goods sold was due to higher costs for purchased products sold and higher freight costs as a result of fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 14.9% from the comparable quarter in 2004 due to the increased costs of making displays for our customers’ promotions and special packaging for direct sales by our customers.

As a result of the net revenue percentage increasing by 44.4% and the cost of goods sold percentage increasing by 32.9%, our gross profit on sales increased by $230,485 or 85.5% from $269,479 in 2004 to $499,964 in 2005.

Selling, general and administrative expenses for 2005 were $402,769, an increase of 15.0% or $52,422 from $350,347 for 2004. The significant increases due to (i) commissions accrued for our sales representatives of approximately $17,000 due to the higher sales in 2005, (ii) in salaries and wages of approximately $15,000 due to the cost of an additional employee in sales and marketing in 2005, and (iii) increased sales and marketing expenses of approximately $25,000 mainly due to trade show expenses and increased cash discounts allowed to customers on the higher sales in 2005.

These increases were partially offset by decrease in accruals for professional services of approximately $15,000 due to reduced legal fees incurred for various lawsuits.

The income from operations improved by $178,063 from a loss of $80,868 in 2004 to an income of $97,195 in 2005 as a result of our gross profit on sales increasing by $230,485 or 85.5%, which exceeded the increase in selling, general and administrative expenses of $52,422 or 15.0%.

Interest expense for 2005 was $17,141, an increase of 47.1%, or $5,485, from $11,656 in 2004. This increase was primarily due to the interest expense for the bank line of credit increasing by approximately $6,000 due to the increase in prime rate from 4% in 2004 to 6% in 2005 and the increase in average principal balance outstanding from $587,500 in 2004 to $781,250 in 2005.

The net income for 2005 was $74,875 as compared to a loss of $94,822 for 2004 or an improvement in profitability of $169,697. This improvement was as a result of the following changes from 2004 to 2005:

Net revenue increase of 44.4%	$548,559
Cost of goods sold increase of 32.9%	(318,074)

Gross profit on sales increase of 85.5%	230,485
Selling, general and administrative expenses increase of 15.0%	(52,422)
Other income and expense increase of 125.4%	(2,881)
Interest expense increase of 47.1%	(5,485)

Improvement in Profitability	$169,697

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

In the following discussion all references to 2005 are for the six months ended June 30, 2005 and all

references	to 2004 are for the six months ended June 30, 2004.

Net revenue for 2005 was $3,358,960, an increase of 31.2% in revenue from $2,560,023 in 2004, consisting of net sales of proprietary products for the retail pet business. This increase of $798,937 was primarily the result of an increase in sales of approximately $578,000 to our four largest customers due to promotions of existing products and sales of new products in 2005. The balance of the increase was from sales to other customers which increased by approximately $221,000 including both sales of new products and sales to new customers.

While net revenue increased by 31.2% in 2005, cost of goods sold increased by 26.5%, from $1,921,252 in 2004 to $2,429,873 in 2005. This increase was the result of the cost of purchased products sold and freight increasing by 28.1% which was mainly due to higher freight costs as a result of fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 19.2% from 2004 due to the increased depreciation for tooling and the increased costs of making displays for our customers’ promotions and special packaging for direct sales by our customers.

As a result of the net revenue percentage increasing by 31.2% and the cost of goods sold percentage increasing by 26.5%, our gross profit on sales increased by $290,316 or 45.4% from $638,771 in 2004 to $929,087 in 2005.

Selling, general and administrative expenses for 2005 were $763,162, an increase of $64,371 over the $698,791 for 2004. The significant increases were due to (i) increased marketing expenses of approximately $24,000 for trade show expenses and increased cash discounts allowed customers on the higher sales in 2005, (ii) increased marketing and sales salaries and wages of approximately $16,000 due to the cost of an additional employee in sales and marketing in 2005 and (iii) increased commissions accrued for our sales representatives of approximately $20,000 due to sales in 2005.

These increases were partially offset by a decrease in accruals for professional services of approximately $15,000 due to reduced legal fees incurred for various lawsuits.

The income from operations improved by $225,945 from a loss of $60,020 in 2004 to an income of $165,925 in 2005 as a result of our gross profit on sales increasing by $290,316 or 45.4%, which was more than the increase in selling, general and administrative expenses of $64,371 or 9.2%.

Interest expense for 2005 was $32,295, an increase of 30.4%, or $7,521, from $24,774 in 2004. This increase was primarily due to the interest expense for the bank line of credit increasing by approximately $9,000 due the increase in prime rate from 4% in 2004 to 5.5% in 2005 and the increase in average principal balance from $586,000 in 2004 to $718,000 in 2005.

The net income for 2005 was $127,431 as compared to a loss of $87,091 for 2004 or an improvement in profitability of $214,522. This improvement was as a result of the following changes from 2004 to 2005:

Net revenue increase of 31.2%	$798,937
Cost of goods sold increase of 26.5%	(508,621)

Gross profit on sales increase of 45.4%	290,316
Selling, general and administrative expenses increase of 9.2%	(64,371)
Other income and expense increase of 169.9%	(3,902)
Interest expense increase of 30.4%	(7,521)

Improvement in Profitability	$214,522

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $220,000 in available funds at June 30, 2005 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2005, we had approximately $1,028,000 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$850,000
Small Business Administration (“SBA”) term loan	6.999%	34,578
Installment notes payable	7.022% & 7.517%	43,832
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $850,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2006. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000 , and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

The term loan with the SBA is payable in monthly installments of $2,180 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2006, to Beachcraft L.P. and $25,000 on August 1, 2006 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000 and subsequently $75,000 was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2006 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007. Subsequent to their issuance the warrants were adjusted to 56,628 warrants exercisable at $0.298 per share in accordance with the warrant anti-dilution provisions..

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

Net cash used in operating activities for the six months ended June 30, 2005 was $90,717. Cash was provided by the net operating income for the six months ended June 30, 2005 of $252,732, including the non-cash charges for depreciation of $115,565 and amortization of $9,736. Cash was used in the net change of $(343,449) in our operating assets and liabilities as follows:

Accounts receivable increase	$(163,358)
Inventories increase	(349,298)
Prepaid expenses decrease	4,347
Patent costs increase	(5,695)
Other assets decrease	1,089
Accounts payable increase	126,794
Accrued expenses increase	42,672

Net change	$(343,449)

Net cash used in investing activities for the six months ended June 30, 2005 was $83,105, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2005 was $181,866. Cash was provided by the $200,000 net borrowing under the line of credit agreement with the bank and cash in the amount of $18,134 was used for the principal payments on long-term debt.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles require management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities at the balance sheet date and the reported revenues and expenses for the period. Our judgments and estimates are based on both historical experience and our expectations for the future. As a result, actual results may differ materially from current expectations.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

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

On April 16, 2004 a patent infringement action was filed against the Company under the caption TFH Publications, Inc. vs OurPet’s Company and Bonybone, S.A. de C.V. in the United States District Court for the District of New Jersey. The plaintiff, TFH Publications, Inc, a Delaware corporation located in New Jersey, alleges that a product distributed exclusively by us in the United States infringes upon a competing product for which TFH Publications holds the patent. Our supplier and co-defendant in the action, Bonybone, is a Mexican company that developed the product at issue and also manufactures it for distribution in the United States by us. While we believe that the complaint is without merit, we elected to negotiate a settlement of the matter. An agreement has been reached, which we expect to finalize very shortly.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 18, 2005.

There were 10,270,213 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	10,270,213	0	0
Carl Fazio, Jr.	10,270,213	0	0
Benjamin D. Suarez	10,270,213	0	0
Dr. Steven Tsengas	10,270,113	0	100

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2005. Of the 10,270,213 shares present at the meeting in person or by proxy, 10,260,213 were voted in favor of such proposal, 10,000 shares were voted against such proposal, and no shares abstained from voting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

11*	Statement of Computation of Net Income (Loss) Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 15, 2005	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 15, 2005	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and
Controller
(Principal Financial Officer)