Form 10QSB
period 2005-09-30
OURPETS CO
filed 2005-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2005	000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (440) 354-6500

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of October 31, 2005, the Issuer had outstanding 11,821,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 778,426 shares of Common Stock.

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$94,249	$28,989
Accounts receivable - trade, less allowance for doubtful accounts of $ 22,966 and $ 15,466	872,648	701,033
Inventories	2,026,895	1,425,652
Prepaid expenses	118,800	112,752

Total current assets	3,112,592	2,268,426

PROPERTY AND EQUIPMENT
Computers and office equipment	194,881	155,263
Warehouse equipment	106,389	106,389
Leasehold improvements	31,671	25,393
Tooling	1,416,872	1,283,930
Construction in progress	66,564	109,284

Total	1,816,377	1,680,259
Less accumulated depreciation	1,104,992	935,911

Net property and equipment	711,385	744,348

OTHER ASSETS
Patents, less amortization of $60,805 and $46,118	207,311	211,488
Domain name and other assets	10,095	11,234

Total other assets	217,406	222,722

Total assets	$4,041,383	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,050,000	$675,000
Current maturities of long-term debt	38,936	36,920
Accounts payable - trade	946,794	631,534
Accrued expenses	141,703	93,903

Total current liabilities	2,177,433	1,437,357

LONG-TERM DEBT
Long-term debt - less current portion above	30,165	134,624

Total liabilities	2,207,598	1,571,981

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,821,473 and 11,771,473 shares	2,899,351	2,853,693

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 66,000 and 71,000 shares	602,679	648,337

PAID-IN CAPITAL	149,046	149,046

ACCUMULATED DEFICIT	(1,817,291)	(1,987,561)

Total stockholders’ equity	1,833,785	1,663,515

Total liabilities and stockholders’ equity	$4,041,383	$3,235,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2005	2004	2005	2004
Net revenue	$1,619,413	$1,534,681	$4,978,373	$4,094,704

Cost of goods sold	1,199,095	1,111,430	3,628,968	3,032,682

Gross profit on sales	420,318	423,251	1,349,405	1,062,022

Selling, general and administrative expenses	356,964	367,575	1,120,126	1,066,366

Income (loss) from operations	63,354	55,676	229,279	(4,344)

Other income and expense	(707)	1	(6,906)	(2,296)
Interest expense	(19,808)	(14,768)	(52,103)	(39,542)

Net income (loss)	$42,839	$40,909	$170,270	$(46,182)

Basic and Diluted Net Income (Loss) Per Common Share After Dividend Requirements For Preferred Stock	$—	$—	$0.01	$(0.01)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	12,053,082	11,733,808	11,887,653	11,700,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit
Balance at December 31, 2004	71,000	$648,337	11,771,473	$2,853,693	$149,046	$(1,987,561)	$1,663,515
Preferred Stock converted into Common Stock	(5,000)	(45,658)	50,000	45,658	—	—	—
Net income	—	—	—	—	—	170,270	170,270

Balance at September 30, 2005	66,000	$602,679	11,821,473	$2,899,351	$149,046	$(1,817,291)	$1,833,785

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$170,270	$(46,182)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	169,081	158,298
Amortization expense	14,687	7,493
(Increase) decrease in assets:
Accounts receivable - trade	(171,615)	(208,184)
Inventories	(601,243)	124,862
Prepaid expenses	(6,048)	(19,521)
Patent costs	(10,510)	(6,983)
Domain name and other assets	1,139	(1,138)
Increase (decrease) in liabilities:
Accounts payable - trade	315,260	194,952
Accrued expenses	47,800	(36,384)

Net cash (used in) provided by operating activities	(71,179)	167,213

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(136,118)	(240,697)

Net cash used in investing activities	(136,118)	(240,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(27,443)	(52,453)
Net borrowing on bank line of credit	300,000	150,000
Principal payments under capital lease obligations	—	(3,152)

Net cash provided by financing activities	272,557	94,395

Net increase in cash	65,260	20,911

CASH AT BEGINNING OF PERIOD	28,989	36,434

CASH AT END OF PERIOD	$94,249	$57,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$53,618	$41,839

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Preferred Stock converted into Common Stock	$45,658	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$1,703,950	$1,057,054
Components and packaging	322,945	368,598

Total	$2,026,895	$1,425,652

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

For the three months ended September 30, 2005, 60.6% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $434,327, $385,258 and $162,265, respectively which represents 26.8%, 23.8% and 10.0% of total revenue, respectively.

For the three months ended September 30, 2004, 53.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $643,597 and $174,624, respectively which represents 41.9% and 11.4% of total revenue, respectively.

For the nine months ended September 30, 2005, 49.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,348,143 and $1,114,160, respectively which represents 27.1% and 22.4% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2004, 2003, 2002, 2001 and 2000 were $0.10 $0.10, $0.30, $0.16 and $0.28, respectively. The Company’s pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) applicable to Common Stock:
As reported	$36,018	$35,733	$150,031	$(61,596)
Less pro forma expense related to options	3,868	2,708	11,605	7,027

Pro forma	$32,150	$33,025	$138,426	$(68,623)

Basic Net Income (Loss) per Common Share:
As reported	0.00	0.00	0.01	(0.01)
Pro Forma	0.00	0.00	0.01	(0.01)

Diluted Net Income (Loss) per Common Share:
As reported	0.00	0.00	0.01	(0.01)
Pro Forma	0.00	0.00	0.01	(0.01)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of September 30, 2005, common shares that are or could be potentially dilutive include 897,750 stock options at exercise prices from $0.10 to $0.625 a share, 778,426 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2004, common shares that are or could be potentially dilutive include 924,750 stock options at exercise prices from $0.10 to $0.625 a share, 2,272,910 warrants to purchase Common Stock at exercise prices from $0.30 to $1.454 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges on nonmonetary assets should be measured based upon the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS– Continued

substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS 154, Accounting Changes and Errors Corrections, a replacement of ABP Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

As discussed below and in Liquidity and Capital Resources on Pages 15 and 16, we funded our operations principally from net cash provided by operating activities during the year ended December 31, 2004 and with bank borrowings in the nine months ended September 30, 2005.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2005 we had a balance due of $950,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

In the following discussion all references to 2005 are for the three months ended September 30, 2005 and all references to 2004 are for the three months ended September 30, 2004

Net revenue for 2005 was $1,619,413, an increase of 5.5% in revenue from $1,534,681 in 2004, consisting of net sales of proprietary products for the retail pet business. This increase of $84,732 was primarily the result of increased sales of approximately $72,000 to one of major customers in 2005 due to promotions of existing products and sales of new products in 2005. The balance of the increase was from sales to other customers which increased by approximately $13,000 including both sales of new products and sales to new customers. Sales of new products in 2005 that were not sold in 2004 were approximately $98,000 for the quarter.

While net revenue increased by 5.5% in 2005, cost of goods sold also increased by 7.9%, from $1,111,430 in 2004 to $1,199,095 in 2005. The increase in cost of goods sold of 7.9% resulted from the costs for purchased products sold and freight costs increasing 4.6% mainly due to fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 24.4% from the comparable quarter in 2004 due to increased costs for salaries and wages for additional employees in research and development and warehouse operations.

As a result of the net revenue percentage increasing by 5.5% and the cost of goods sold percentage increasing by 7.9%, our gross profit on sales decreased by $2,933, or 0.7%, from $423,251 in 2004 to $420,318 in 2005.

Selling, general and administrative expenses for 2005 were $356,964, a decrease of 2.9%, or $10,611, from the $367,575 for 2004. The significant decreases due to (i) accruals for professional services of approximately $10,000 due to reduced legal fees incurred for various lawsuits, (ii) commissions accrued for our sales representatives of approximately $10,000 due to increase in our sales for the quarter on which commissions are not paid, and (iii) advertising and marketing promotions of approximately $8,000 due decreased promotions of our products and expenditures for trade shows.

These decreases were partially offset by an increase in (i) salaries and wages of approximately $14,000 due to additional employees in sales and marketing and in administration in 2005 and (ii) the accrual for the allowance for doubtful accounts of $3,000 due to the bankruptcy filing by one of our customers.

The income for operations improved by $7,678 from $55,676 in 2004 to $63,354 in 2005 as a result of the decrease in selling, general and administrative expenses of $10,611 or 2.9%, which was more than the decrease in our gross profit on sales of $2,933 or 0.7%.

Interest expense for 2005 was $19,808, an increase of 34.1%, or $5,040, from $14,768 in 2004. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $6,000 due to an increase in our average rate paid for the quarter from 5.44% in 2004 to 7.30% in 2005 and the increase in average principal balance outstanding from $712,500 in 2004 to $875,000 in 2005.

The net income for 2005 was $42,839 as compared to $40,909 for 2004 or an improvement of $1,930. This improvement was as a result of the following changes from 2004 to 2005:

Net revenue increase of 5.5%	$84,732
Cost of goods sold increase of 7.9%	(87,665)

Gross profit on sales decrease of 0.7%	(2,933)
Selling, general and administrative expenses decrease of 2.9%	10,611
Other income and expense increase	(708)
Interest expense increase of 34.1%	(5,040)

Net Improvement	$1,930

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

In the following discussion all references to 2005 are for the nine months ended September 30, 2005 and all references to 2004 are for the nine months ended September 30, 2004

Net revenue for 2005 was $4,978,373, an increase of 21.6% in revenue from $4,094,704 in 2004, consisting of net sales of proprietary products for the retail pet business. This increase of $883,669 was primarily the result of an increase in sales of approximately $674,000 to our four largest customers due to promotions of existing products and sales of new products in 2005. The balance of the increase was from sales to other customers which increased by approximately $210,000 including both sales of new products and sales to new customers. Sales of new products in 2005 that were not sold in 2004 including the Store-N-Feed To Go, Groovy Dog Toys, and Play-N-Squeak product extensions were approximately $467,000 for the nine months.

While net revenue increased by 21.6% in 2005, cost of goods sold also increased by 19.7%, from $3,032,682 in 2004 to $3,628,968 in 2005. This increase was the result of the cost of purchased products sold and freight increasing by 19.4% mainly due to higher freight costs as a result of fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 21.0% from 2004 due to increased costs for salaries and wages for additional employees in warehouse operations to make displays for customer promotions and special packaging for direct sales by our customers. Also costs increased for depreciation expense for tooling and an additional employee in research and development.

As a result of the net revenue percentage increasing by 21.6% and the cost of goods sold percentage increasing by 19.7%, our gross profit on sales increased by $287,383 or 27.1% from $1,062,022 in 2004 to $1,349,405 in 2005.

Selling, general and administrative expenses for 2005 were $1,120,126, an increase of $53,760 over $1,066,366 for 2004. The significant increases were due to (i) increased salaries and wages of approximately $32,000 due to an additional employee in sales and marketing and also an additional employee in administration, (ii) increased sales and marketing expenditures of approximately $16,000 mainly for trade shows and cash discounts allowed to customers, reduced by lower expenditures for marketing promotions and expense, (iii) increased commissions accrued for our sales representatives of approximately $11,000 due the higher sales in 2005 on which commissions are paid, (iv) increased office supplies and postage expenses of approximately $5,000, (v) increased travel expense of approximately $4,000 due to an additional employee in sales in 2005 and (vi) the increase in the accrual for the allowance for doubtful accounts of $3,000 due to the bankruptcy filing by one of our customers.

These increases were partially offset by a decrease in the accrual for professional services of approximately $27,000 mainly due to reduced legal fees incurred for various lawsuits.

The income from operations improved by $233,623 from a loss of $4,344 in 2004 to an income of $229,279 in 2005 as a result of our gross profit on sales increasing by $287,383 or 27.1%, which was more than the increase in selling, general and administrative expenses of $53,760 or 5.0%.

Interest expense for 2005 was $52,103, an increase of 31.8%, or $12,561, from $39,452 in 2004. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $15,000 due to the increase in our average rate paid for the nine months from 5.09% in 2004 to 6.87% in 2005 and the increase in average principal balance outstanding from $630,000 in 2004 to $767,500 in 2005. This increase was partially offset by a decrease in the interest expense for the SBA debt which decreased by approximately $2,000 as a result of the reduced principal balance from the installment payments.

The net income for 2005 was $170,270 as compared to a net loss of $46,182 in 2004 or an improvement in profitability of $216,452. This improvement was as a result of the following changes from 2004 to 2005:

Net revenue increase of 21.6%	$883,669
Cost of goods sold increase of 19.7%	(596,286)

Gross profit on sales increase of 27.1%	287,383
Selling, general and administrative expenses increase of 5.0%	(53,760)
Other income and expense increase	(4,610)
Interest expense increase of 31.8%	(12,561)

Improvement in Profitability	$216,452

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $179,000 in available funds at September 30, 2005 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2005, we had approximately $1,119,000 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$950,000
Small Business Administration (“SBA”) term loan	6.999%	28,609
Installment notes payable	7.022% & 7.517%	40,492
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $950,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2006. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000 , and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

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

The note payable to Beachcraft L.P. was originally for $150,000 and subsequently $75,000 was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2006 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007. Subsequent to their issuance the warrants were adjusted to 56,628 warrants exercisable at $0.298 per share in accordance with the warrant antidilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $13,000 for the year ended 2004 and $440,000 for the year ended 2003. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2005 and 2006. We have no material commitments for capital expenditures.

Net cash used in operating activities for the nine months ended September 30, 2005 was $71,179. Cash was provided by the net operating income for the nine months ended September 30, 2005 of $354,038, including the non-cash charges for depreciation of $169,081 and amortization of $14,687. Cash was used in the net change of $(425,217) in our operating assets and liabilities as follows:

Accounts receivable increase	$(171,615)
Inventories increase	(601,243)
Prepaid expenses increase	(6,048)
Patent costs increase	(10,510)
Other assets decrease	1,139
Accounts payable increase	315,260
Accrued expenses increase	47,800

Net change	$(425,217)

Net cash used in investing activities for the nine months ended September 30, 2005 was $136,118, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2005 was $272,557. Cash of $300,000 was provided by the net borrowing under the line of credit agreement with the bank. Cash of $27,443 was used for the principal payments on long-term debt.

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

We believe that the following is the only significant judgment and estimate used in the preparation of our financial statements. Tooling costs related to the design and manufacture of molds that are used to produce our products are capitalized and depreciated over useful lives of three to seven years. If one or more of our products is discontinued, the write-off of the undepreciated tooling costs could be significant.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

11*	Statement of Computation of Net Income (Loss) Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2005	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2005	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)