Form 10KSB
period 2005-12-31
OURPETS CO
filed 2006-04-07
CIK 1094139

As filed with the Securities and Exchange Commission on April 7, 2006

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Issuer’s revenues for the fiscal year ended December 31, 2005 were $6,566,407. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $2,118,383 as of March 27, 2006. As of March 27, 2006, the issuer had outstanding 14,969,473 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 17, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

www.ourpets.com

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2005

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

Introductory Note

OurPet’s Company, a Colorado corporation, is engaged in developing, manufacturing and marketing various proprietary products for the retail pet business. As used herein, the terms “OurPet’s,” “we,” “us” and “our” include each of our subsidiaries, unless the context otherwise requires.

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 150 products for dogs, cats, domestic and wild birds and other small animals. Products are marketed under the OurPet’s and Pet Zone labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

According to the 2005/2006 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 69.1 million U.S. households (63% of all households) currently own a pet, with approximately 45% of those households owning more than one pet. The most popular pets are dogs (40% of all households) and cats (34% of all households).

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

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 160 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 160 customers for the year ended December 31, 2005, 46.7% of our revenue was derived from PetsMart and Wal-Mart. Revenue generated from each of these customers amounted to $1,537,852 and $1,530,629, respectively, which represents 23.4% and 23.3% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat litter and related waste management products, and natural and nutritional pet supplements and treats. We conduct our marketing and sales activities through seven in-house officers and/or employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 15% of net sales to customers.

Our marketing strategies include, among others, trade shows, customer visitation, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

We are one of many small companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Our competition in the premium cat litter market are mainly larger domestic companies.

Most of our products are proprietary and we have been granted or assigned 25 United States patents for dog and cat feeders and have 42 United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 17 additional trademark registrations and applied for three trademark registrations, which are still pending.

As of March 27, 2006, we had 18 full-time employees consisting of four officers, five other employees in sales and marketing, one employee in engineering, three employees in finance and administration and five employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $66,746 for the year ended December 31, 2005 and $51,661 for the year ended December 31, 2004.

Recent Events

On January 3, 2006, we acquired substantially all the assets and assumed certain liabilities of Pet Zone Products Ltd. (“Pet Zone”). Pet Zone’s business is similar to ours, as it manufactures and distributes pet supply products including cat, dog and bird feeders, storage bins and cat and dog toys to pet specialty distributors and retailers, mass retailers and grocery chains, among others. The purchase price consisted of $464,998 in cash (less 12.5% held back in escrow) and the issuance of 3,082,000 shares of OurPet’s Common Stock, along with a warrant to purchase an additional 2,729,000 shares of OurPet’s Common Stock at a price ranging from $0.60 to $0.75 depending on the date the warrant is exercised. The warrant expires on January 2, 2011.

In conjunction with this acquisition Pet Zone invested $250,000 in the Company in the form of a loan to be used in new product development. In connection with this investment, Pet Zone received a warrant to purchase 125,000 shares of OurPet’s Common Stock at a price of $.335 per share. The warrant expires on January 3, 2011.

As part of the acquisition, we entered into a Registration Rights Agreement with Pet Zone and certain other stockholders (the “Registration Agreement”), which provides, among other things, certain piggyback registration rights to these stockholders and that OurPet’s will file a registration statement with the Securities and Exchange Commission upon the demand of a majority of the stockholders holding registrable shares pursuant to this Registration Agreement.

Finally, in connection with this acquisition, the Company and Pet Zone, along with certain major stockholders, entered into a voting agreement (the “Voting Agreement”) pursuant to which the parties thereto agreed to vote all shares held by them to (i) ensure the Company’s board of directors consists of five members; (ii) elect to the board of directors three persons designated by our President, Dr. Steven Tsengas; and (iii) elect to the board of directors either one or two persons designated by Pet Zone, depending on the percentage of the Company’s common stock and warrants currently held by Pet Zone or certain parties related to Pet Zone.

Copies of the agreements discussed above were included as exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2006, which also includes additional information about the Pet Zone acquisition.

Risk Factors

We are currently integrating the Pet Zone business operations into our own operations, which can negatively impact our cash flow and profits until such transition is successfully completed.

Our acquisition of Pet Zone’s business involves the consolidation of business operations into one location, the deletion of duplicative services and other overhead items, the integration of differing policies and of our respective product lines. Until completed, the costs of transitioning Pet Zone’s business into our operations can affect our cash flow and otherwise negatively affect our bottom line. The extent of such impact on our financial results cannot be accurately predicted at this time and may be significant.

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

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Scott T. Fitzhugh, Vice President of Sales, and John G. Murchie, Vice President, Treasurer and Controller. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We do not have employee contracts with our key personnel and may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 25 U.S. patents issued or assigned and 42 U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 14,969,473 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 27, 2006, we had outstanding 66,000 shares of

Convertible Preferred Stock (“Preferred Stock”) convertible into 660,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 27, 2006, we had outstanding 3,786,754 warrants to purchase an aggregate of 3,786,754 shares of Common Stock at exercise prices ranging from $0.286 to $1.220 per share and options to purchase an aggregate of 918,000 shares of Common Stock at exercise prices ranging from $0.210 to $0.625 per share. We have reserved an aggregate of 1,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

We lease a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. The current monthly rental is $12,490 plus real estate taxes with annual increases based upon the change in the indicated consumer price index in the preceding year. The initial lease term was five years ending on May 31, 1998. The lease was extended for two additional five year terms ending on May 31,2008, with the possibility of three additional term extensions of five years each. We believe that this facility will provide adequate warehouse and office space to meet our needs for the immediate future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3.	Legal Proceedings.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. In September 2000, Akon breached the asset purchase agreement and in October 2000, we filed suit in the Court of Common Pleas, Summit County, Ohio for damages, including non-payment of loans, resulting from Akon’s breach of the asset purchase agreement. In December 2001, Harman filed a Third-Party Complaint against us alleging intentional infliction of emotional distress seeking compensatory and punitive damages against us and the individual guarantors. Both actions were dismissed without prejudice in March 2003. On June 5, 2003, we re-filed the action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio where it is currently pending. Discovery was completed and the parties to the litigation each filed motions for summary judgment. The court has not ruled yet on the summary judgment motions. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on the Over-The-Counter Bulletin Board Market under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	0.52	0.26
June 30, 2004	0.45	0.23
September 30, 2004	0.30	0.23
December 31, 2004	0.31	0.24
March 31, 2005	0.30	0.24
June 30, 2005	0.38	0.22
September 30, 2005	0.68	0.25
December 31, 2005	0.50	0.26

As of March 27, 2006, we had approximately 178 holders of record of Common Stock.

During 2005, the Company issued warrants to certain Directors in consideration for their guaranty of the Company’s bank loan, which issuances we believe are exempt transactions under Section 4(2) of the Securities Act. The warrants issued are as follows:

Date Issued	Holder	Number of Shares	Price	Expiration Date
11/14/2005	Joseph T. Aveni	50,000	$0.43	11/14/2010
11/14/2005	Carl Fazio, Jr.	50,000	$0.43	11/14/2010
11/14/2005	Steven Tsengas	50,000	$0.43	11/14/2010

During 2005 and the first quarter of 2006, the Company granted stock options to its employees under its 1999 Stock Option Plan, which issuances we believe are exempt transactions under Section 4(2) of the Securities Act. The options granted are as follows:

Date Granted	Employee	Number of Shares	Price	Expiration Date
3/1/2005	Matthew R.Avon	25,000	$0.26	3/1/2010
5/18/2005	Paul M. Catalano	10,000	$0.29	10/31/2005	(a)
5/18/2005	Scott T. Fitzhugh	10,000	$0.29	5/18/2010
5/18/2005	Sarah W. Holland	10,000	$0.29	5/18/2010
7/5/2005	Gerald A. Sciarini	25,000	$0.30	7/5/2010
12/30/2005	Mary A. Kostelnik	500	$0.36	12/30/2010
12/30/2005	Timothy D. Kovacic	500	$0.36	12/30/2010
12/30/2005	Mark M. McCauley	500	$0.36	12/30/2010
1/9/2006	Jerome A. Spelic	10,000	$0.45	1/9/2011
2/1/2006	David S. Deily	10,000	$0.46	2/1/2011
2/14/2006	Christina M. Dakis	10,000	$0.47	2/14/2011
(a)	Termination of employment.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Healthy Feeding Systems	—	Pet Diners Stainless Steel Bowls Automatic Feed and Water Dispensers Portable Dog Products Domestic and Wild Bird Feeders

Interactive Toys	—	Cat Toys Plush Toys Food Delivery Toys Bird Mirrors

Innovative Maintenance	—	Waste Management Products Premium Cat Litter

Healthy Consumables	—	Nutritional Supplements Ice Cream Alternatives Gourmet Gravies Gourmet Sprays

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who sell the products to the end consumer. According to the 2005/2006 APPMA National Pet Owners Survey approximately 69.1 million U.S. households currently own a pet with an estimated pet population of 73.9 million dogs, 90.5 million cats and 18.2 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 12, 13 and 14, we have funded our operations principally from net cash provided by operating activities during 2004 and with bank borrowings in 2005.

In November of 2005, we entered into a promissory note agreement with our bank under which we could borrow up to $300,000 for working capital purposes. The note is payable in monthly payments of $9,870 including interest at 7.75% beginning in February of 2006. During 2005 we borrowed a total of $82,405 under the agreement.

During 2005 we had a net borrowing of $350,000 from our line of credit facility with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2005 and December 31, 2004 we had balances of $1,000,000 and $650,000, respectively, under the line of credit with the bank at an interest rate of prime plus 1%.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

In the following discussion all references to 2005 are for the year ended December 31, 2005 and all references to 2004 are for the year ended December 31, 2004.

Net revenue for 2005 was $6,566,407, an increase of 20.6% in revenue from $5,445,049 in 2004, consisting of sales of proprietary products for the retail pet business. This increase of $1,121,358 was primarily the result of an increase in sales of approximately $423,000 to one of our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $698,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2005 that were not sold in 2004 including the Store-N-Feed To Go, Groovy Dog Toys and Play-N-Squeak product extensions were approximately $406,000. Our sales to foreign customers decreased by approximately $39,000, or 18.7%, from 2004 mainly due to decreased sales to customers in England, Finland and Japan.

While net revenue increased by 20.6% in 2005, cost of goods sold also increased by 19.0%, from $3,987,013 in 2004 to $4,745,084 in 2005. This increase of $758,071 was as a result of the cost of purchased products sold and freight increasing by 18.0% due mainly to higher freight costs as a result of fuel surcharges by our freight carriers. Our variable and fixed warehouse and overhead costs increased by 23.7% from 2004 due to increased costs for salaries and wages for additional employees in engineering for product development and in warehouse operations to make displays for customer promotions and special packaging for direct sales by our customers. Also costs increased for depreciation expense for tooling and shipping supplies for pallets used for shipments to customers.

As a result of the net revenue increasing by 20.6% and the cost of goods sold percentage increasing by 19.0%, our gross profit on sales increased by 24.9%, or $363,287, from $1,458,036 in 2004 to $1,821,323 in 2005.

Selling, general and administrative expenses in 2005 were $1,487,351, an increase of $98,490, or 7.1%, from $1,388,861 in 2004. The significant increases were in (i) increased salaries and wages of approximately $44,000 due to an additional employee in sales and marketing, an additional employee in administration and the accruals for managers’ bonus and employee profit sharing, (ii) accruals for professional services of approximately $13,000 due to the services of a marketing consultant and a consultant to upgrade our web site which were partially offset by reduced legal fees, (iii) the increase in the accrual for the allowance for doubtful accounts of $21,000 due to the bankruptcy filings by two of our customers, and (iv) increased travel expenses of approximately $11,000 due to the additional sales employee in 2005.

The income from operations improved by $264,797, from $69,175 in 2004 to $333,972 in 2005 as a result of our gross profit on sales increasing by $363,287, or 24.9%, which was more than the increase in selling, general and administrative expenses of $98,490, or 7.1%.

Interest expense for 2005 was $78,403 an increase of 45.3%, or $24,462, from $53,941 in 2004. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $27,000 due to an increase in our interest rate paid and in the amount borrowed from 6.25% and $650,000 respectively at December 31, 2004 to 8.25% and $1,000,000 at December 31, 2005. This increase was partially offset by a decrease in the interest expense for the SBA debt which decreased by approximately $3,000 as a result of the reduced principal balances from the installment payments.

The net income for 2005 was $254,238 as compared to net income in 2004 of $12,940 or an improvement in profitability of $241,298. This improvement was as a result of the following changes from 2004 to 2005:

Net revenue increase of 20.6%	$1,121,358
Cost of goods sold increase of 19.0%	(758,071)

Gross profit on sales increase of 24.9%	363,287
Selling, general and administrative expenses increase of 7.1%	(98,490)
Other income and expense decrease of 42.0%	963
Interest expense increase of 45.3%	(24,462)

Improvement in Profitability	$241,298

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $143,000 in available funds at December 31, 2005 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2005, we had $1,242,028 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$1,000,000
Bank term note	7.75%	82,405
Small Business Administration (“SBA”) term loan	6.999%	22,534
Installment notes payable	7.022% & 7.517%	37,089
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,000,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2006. Under our agreement with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank to incur additional indebtedness, enter into additional leases which cause total lease payments to exceed $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and pay cash dividends or redeem any of our capital stock.

The term loan with the SBA is payable in monthly installments of $2,180 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2007, to Beachcraft L.P. and $25,000 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000 and $75,000 was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2007 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2008. Subsequent to their issuance the warrants were adjusted to 57,011 warrants exercisable at $0.296 per share in accordance with the warrant anti-dilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $254,000 for the year ended 2005 and $13,000 for the year ended 2004. At year end 2001 we closed on a new bank line of credit facility with an increased line of credit. As a result, absent a failure to maintain the required debt service coverage ratio and the tangible net worth, we should be able to fund our operating cash requirements for 2006. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2005 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$1,242,028	$1,219,185	$22,843	$-0-	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	439,359	178,164	261,195	-0-	-0-

Total Contractual Cash Obligations	$1,681,387	$1,397,349	$284,038	$-0-	$-0-

Net cash used in operating activities for the year ended December 31, 2005 was $75,676. Cash was provided by the net income for the year of $497,926, which is net of the non-cash charges for depreciation of $223,949 and amortization of $19,739. Cash was used for the net change of $(573,602) in our operating assets and liabilities as follows:

Accounts receivable increase	$(229,739)
Inventories increase	(634,520)
Prepaid expenses decrease	13,788
Patent cost increase	(15,840)
Other assets increase	(153)
Accounts payable increase	236,078
Accrued expenses increase	56,784

Net change	$(573,602)

Our accounts receivable at December 31, 2005 increased by $229,739 from the amount at December 31, 2004 mainly as a result of our sales increasing by more than $200,000 in December 2005 compared to December 2004. The increase in inventory of $634,520 from December 31, 2004 to December 31, 2005 was caused principally by the increase in finished goods inventory due to increase in the number of products that we sell and to our products being added in early 2006 by some of our major customers. Our accounts payable also increased from December 31, 2004 to December 31, 2005 by $236,078 mainly due to the increased amount of finished goods being purchased in December 2005 as compared to December 2004.

Net cash used in investing activities for the year ended December 31, 2005 was $342,320, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $395,484. Cash of $350,000 was provided by the net borrowing under the line of credit agreement with the bank and $82,405 was provided by the borrowing under the term note with the bank. Cash of $36,921 was used for the principal payments on long-term debt.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Summary of Significant Accounting Policies footnote to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Inventories.    Inventories are stated at the lower of cost or net realizable value. We estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets.    We review long-lived assets for possible impairment by evaluating whether the carrying amount of assets exceed its recoverable amount. Our judgment regarding the existence of impairment is based on legal factors, market conditions and operational performance of our assets. Future adverse changes in legal environment, market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-lived assets, thereby possibly requiring an impairment charge in the future.

Research and Development Expenses.    Research and development expenditures are charged to operations when incurred and are included in cost of goods sold. If funding is not available from operations our ability to develop new and/or improved products could be adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	Financial Statements

The financial statements of OurPet’s Company as of December 31, 2005 and 2004, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-KSB on the pages indicated below.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 8A.	Controls and Procedures.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item with respect to the directors, executive officers, promoters, control persons and compliance with Section 16(a) of the Securities and Exchange Act and our Code of Ethics is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 17, 2006.

Item 10.	Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation”, “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, respectively, contained in our Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	918,000	$0.330	432,000
Equity compensation plans not approved by security holders	25,614	$1.220	-0-

Total	943,614	$0.355	432,000

The equity compensation plans not approved by security holders include the issuance of 25,614 warrants at $1.220 per share in 2002 to purchase Common Stock which expire on August 2, 2007 as payment in full for investor relations services to an unrelated firm.

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

Item 13.	Exhibits.

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, NAPRO, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its President, David Harman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

11	Statement of computation of Net Income (Loss) Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.
(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.
(3)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 26, 2004.
(4)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 30, 2005.
(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

All other Exhibits filed herewith.

Item 14.	Principal Accountant Fees and Services.

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

Dated: April 7, 2006

OURPET’S COMPANY

By:	/s/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	April 7, 2006

/s/ JOHN G. MURCHIE John G. Murchie	Vice President, Treasurer and Controller (principal accounting officer)	April 7, 2006

/s/ JOSEPH T. AVENI Joseph T. Aveni	Director	April 7, 2006

/s/ CARL FAZIO, JR. Carl Fazio, Jr	Director	April 7, 2006

/s/ JAMES D. IRELAND III James D. Ireland III	Director	April 7, 2006

/s/ JOHN SPIRK John Spirk	Director	April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2005 and December 31, 2004, and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

S. R. SNODGRASS, A. C.

Certified Public Accountants

Mentor, Ohio

March 13, 2006

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,477	$28,989
Accounts receivable—trade, less allowance for doubtful accounts of $ 18,249 and $ 15,466	930,772	701,033
Inventories	2,060,172	1,425,652
Prepaid expenses	98,964	112,752

Total current assets	3,096,385	2,268,426

PROPERTY AND EQUIPMENT
Computers and office equipment	196,198	155,263
Warehouse equipment	107,453	106,389
Leasehold improvements	31,927	25,393
Tooling	1,423,639	1,283,930
Construction in progress	263,362	109,284

Total	2,022,579	1,680,259
Less accumulated depreciation	1,159,860	935,911

Net property and equipment	862,719	744,348

OTHER ASSETS
Patents, less amortization of $65,857 and $46,118	207,589	211,488
Domain name and other assets	11,387	11,234

Total other assets	218,976	222,722

Total assets	$4,178,080	$3,235,496

LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,100,000	$675,000
Current maturities of long-term debt	119,185	36,920
Accounts payable—trade	867,612	631,534
Accrued expenses	150,687	93,903

Total current liabilities	2,237,484	1,437,357

LONG-TERM DEBT
Long-term debt—less current portion above	22,843	134,624

Total long-term debt	22,843	134,624

Total liabilities	2,260,327	1,571,981

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 11,887,473 and 11,771,473 shares	2,925,751	2,853,693
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 and 71,000 shares	602,679	648,337
PAID-IN CAPITAL	122,646	149,046
ACCUMULATED DEFICIT	(1,733,323)	(1,987,561)

Total stockholders’ equity	1,917,753	1,663,515

Total liabilities and stockholders’ equity	$4,178,080	$3,235,496

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Net revenue	$6,566,407	$5,445,049
Cost of goods sold	4,745,084	3,987,013

Gross profit on sales	1,821,323	1,458,036
Selling, general and administrative expenses	1,487,351	1,388,861

Income from operations	333,972	69,175
Other income and expense, net	(1,331)	(2,294)
Interest expense	(78,403)	(53,941)

Income before income taxes	254,238	12,940
Income tax expense	—	—

Net income	$254,238	$12,940

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net income	$0.02	$—

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	11,930,298	11,712,306

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and December 31, 2004

	Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit
Balance at January 1, 2004	71,000	$648,337	11,700,473	$2,832,393	$170,346	$(2,000,501)	$1,650,575
Common Stock issued in payment of Preferred Stock dividend	—	—	71,000	21,300	(21,300)	—	—
Net income for the year	—	—	—	—	—	12,940	12,940

Balance at December 31, 2004	71,000	648,337	11,771,473	2,853,693	149,046	(1,987,561)	1,663,515
Preferred Stock converted into Common Stock	(5,000)	(45,658)	50,000	45,658	—	—	—
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	26,400	(26,400)	—	—
Net income for the year	—	—	—	—	—	254,238	254,238

Balance at December 31, 2005	66,000	$602,679	11,887,473	$2,925,751	$122,646	$(1,733,323)	$1,917,753

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254,238	$12,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	223,949	214,525
Amortization expense	19,739	10,387
(Increase) decrease in assets:
Accounts receivable—trade	(229,739)	(71,734)
Inventories	(634,520)	201,348
Prepaid expenses	13,788	34,492
Patent costs	(15,840)	(117,639)
Domain name and other assets	(153)	(1,139)
Increase in liabilities:
Accounts payable—trade	236,078	85,798
Accrued expenses	56,784	1,208

Net cash provided by (used in) operating activities	(75,676)	370,186

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(342,320)	(297,010)

Net cash used in investing activities	(342,320)	(297,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(36,921)	(76,889)
Net borrowing on bank line of credit	350,000	—
Issuance of long-term debt	82,405	—
Principal payments under capital lease obligations	—	(3,890)

Net cash provided by (used in) financing activities	395,484	(80,779)

Net decrease in cash	(22,512)	(7,603)
CASH AT BEGINNING OF YEAR	28,989	36,592

CASH AT END OF YEAR	$6,477	$28,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$69,475	$55,948

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$26,400	$21,300

Preferred Stock converted into Common Stock	$45,658	$—

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

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$1,620,421	$1,057,054
Components and packaging	439,751	368,598

Total	$2,060,172	$1,425,652

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2005 and December 31, 2004 was $ 223,949 and $ 214,525, respectively.

Intangible Assets—The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $15,840 in the year ended December 31, 2005 and $117,639 in the year ended December 31, 2004 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 the Company purchased a domain name for its website for $10,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s brand name. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2005, 46.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,537,852 and $ 1,530,629, which represents 23.4% and 23.3% of total revenue, respectively.

For the year ended December 31, 2004, 45.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ 1,656,928 and $ 830,915, which represents 30.4% and 15.3% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2005 and December 31, 2004 was $ 66,746 and $ 51,661, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2005 and December 31, 2004 was $ 20,040 and $ 41,040, respectively.

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

The Company has elected to follow APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense has been recognized with respect to the options granted to employees under the stock option plan. Had compensation expense been determined on the basis of fair value pursuant to Statement No. 123, the Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 50%, and a risk-free interest rate of 5.0% in 2005 and 3.5% in 2004.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2005, 2004, 2003, 2002 and 2001 is amortized to expense from the date of grant to the date of expiration. The weighted-average fair value of options granted during 2005 and 2004 were $0.12 and $0.09, respectively. The Company’s pro forma information follows:

	Year Ended December 31,
	2005	2004
Net income (loss) applicable to Common Stock:
As reported	$227,838	$(8,360)
Less pro forma expense related to options	16,203	10,768

Pro forma	$211,635	$(19,128)

Basic Net Income (Loss) per Common Share:
As reported	0.02	(0.00)
Pro forma	0.02	(0.00)
Diluted Net Income (Loss) per Common Share:
As reported	0.02	(0.00)
Pro forma	0.02	(0.00)

Net Income (Loss) Per Common Share—Basic and diluted net income (loss) per Common Share is based on the net income (loss) attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included. As of December 31, 2005, common shares that are or could be potentially dilutive include 888,000 stock options at exercise prices from $0.210 to $0.625 a share, 932,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2004, common shares that are or could be potentially dilutive include 874,750 stock options at exercise prices from $0.100 to $0.625 a share, 791,880 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 710,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004),

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Significant Accounting Policies (Continued)

Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006. The estimated compensation expense is not expected to be material to the Company’s results of operations or financial condition.

Notes Payable and Long-term Debt

	December 31,
	2005	2004
Revolving note payable—Bank, under line of credit facility of up to $ 1,500,000 with interest at prime plus 1% (8.25% at December 31, 2005 and 6.25% at December 31, 2004). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$1,000,000	$650,000
Note payable—Bank, loan of up to $ 300,000, borrowed $ 82,405 through December 31,2005, due in 34 monthly installments of $ 9,870 including interest at 7.75% beginning February 1, 2006 and a payment of interest only on the principal balance on January 1, 2006. This note was secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	82,405	—
Note payable—Small Business Administration, bridge note increased to $ 175,000 in 1995, due in monthly installments of $ 2,180 through October 1, 2006 including interest at 6.999%. This note is secured by various equipment purchases, and the personal guarantee of certain stockholders.	22,534	46,209
Note payable—former director and shareholder, due on February 1, 2007. Interest at prime plus 3% (10.25% at December 31, 2005 and 8.25% at December 31, 2004) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on July 31, 2006. Interest is payable quarterly at 10%. This note is subordinated to the bank loan.	25,000	25,000
Installment notes payable—due in 60 monthly payments of $1,374 including interest through June 1, 2008.	37,089	50,335

	1,242,028	846,544
Less current portion of long-term debt	1,219,185	711,920

	$22,843	$134,624

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2006	$1,219,185
2007	15,323
2008	7,520

$1,242,028

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable and Long-term Debt (Continued)

The bank and small business administration loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lenders to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock; (iii) exceed $ 300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $ 1,500,000.

In July and August of 2000, the Company borrowed a total of $ 275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $ 75,000 is due on February 1, 2007 with interest payable quarterly and the other note for $ 25,000 is due on July 31, 2006 with interest payable quarterly. One of the notes for $ 25,000 and accrued interest and a cash payment totaling $ 6,250 was paid on November 15, 2001 by conversion into 25,468 shares of Common Stock upon the exercise of warrants. Two of the notes for $75,000 were repaid on December 30, 2003 by $25,000 in cash and $50,000 by conversion into 147,058 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,011 warrants for the purchase of Common Stock at $ 0.296 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2005 and 2004.

Intangible Assets

	As of December 31, 2005		As of December 31, 2004
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$273,446	$65,857	$257,606	$46,118

Unamortized intangible assets:
Domain name	$10,000	$—	$10,000	$—

Amortization expense for year ended 12/31	$19,739		$10,387

Estimated amortization expense:
For year ending 12/31/06	$20,255
For year ending 12/31/07	$20,255
For year ending 12/31/08	$20.255
For year ending 12/31/09	$20,255
For year ending 12/31/10	$20,255

Related Party Transactions

The Company leases warehouse and office facilities from a related entity, Senk Properties. Current monthly rentals are $ 12,490 with annual increases each June in the monthly rental based upon the change in the indicated consumer price index in the preceding year plus real estate taxes. The initial term of the lease was for five years ending on May 31, 1998 and it has been extended for two additional five year terms, with the possibility of three additional extensions of five years each. Lease expense for the year ended December 31, 2005 and the year ended December 31, 2004 was $ 169,829 and $ 163,834, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

At December 31, 2005, 49.0% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $220,530, $133,056, and $111,432, which represents 23.2%, 14.0%, and 11.8% of total accounts receivable, respectively.

At December 31, 2004, 43.1% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $108,989, $99,954, and $99,686, which represents 15.2%, 14.0%, and 13.9% of total accounts receivable, respectively.

Capital Stock

From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred Stock is convertible into ten shares of Common Stock at a conversion rate of $ 1.00 per share. The Company may redeem the preferred shares at $ 10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $ 4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend. The Company paid brokers or dealers a cash sales commission of 8% and issued them warrants, which expire on October 31, 2006, to purchase 80,569 shares of Common Stock at an exercise price of $ 1.054 per share.

Warrants

At December 31, 2005, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1999 Private Placement to brokers or dealers	80,569	1.054	October 31, 2006
1999 Issuance to related parties	521,376	0.959	December 14, 2006
2001 Directors for fees	14,488	1.208	October 1, 2007
2002 Payment for services	25,614	1.220	August 3, 2007
2003 Note payable to director	12,717	0.403	September 4, 2007
2004 Note payable to stockholder	57,011	0.296	February 1, 2008
2004 Directors for fees	70,979	0.286	October 1, 2010
2005 Directors for guarantees	150,000	0.430	November 14, 2010

Total	932,754

The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends.

Stock Option Plan

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,350,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan (Continued)

exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. The following table summarizes the activity in options under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	741,249	$.40
Granted	738,500.31
Exercised	—	—
Forfeited	604,999.38

Outstanding at December 31, 2004	874,750.34
Granted	81,500.29
Exercised	—	—
Forfeited	68,250.45

Outstanding at December 31, 2005	888,000.33

The following table summarizes options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.45-$0.63	54,000	$0.61	0.9 Years	50,000	$0.61
$0.26-$0.35	803,500	$0.31	3.6 Years	—	—
$0.21	30,500	$0.21	2.1 Years	13,499	$0.21

There were 63,499 and 89,832 options exercisable at December 31, 2005 and December 31, 2004, respectively. The weighted average exercise price of options granted in 2005 and 2004 was $0.29 and $0.31, respectively.

Capital Leases

The Company was the lessee of equipment under a capital lease that expired in 2004. The assets and liabilities under capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets were amortized on a straight-line basis over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2004 was $ 3,131.

Minimum future lease payments under operating leases as of December 31, 2005 are as follows:

2006	$178,164
2007	183,521
2008	77,674
2009	—
2010	—
Thereafter	—

Total minimum lease payments	$439,359

Total rent expense of the Company for the years ended December 31, 2005 and December 31, 2004 was $ 172,842 and $ 166,491, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

There were income tax benefits of $87,815 and $5,152 from use of operating loss carryforwards by the Company for the years ended December 31, 2005 and December 31, 2004, respectively.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2005 and December 31, 2004:

	2005	2004
Income tax expense/benefit based on US statutory rate	$87,815	$5,152
Current period change in the valuation allowance	(87,815)	(5,152)

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$435,443	$523,248
Valuation allowances	(435,443)	(523,248)

Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by approximately $87,800 and $5,200 for the years ended December 31, 2005 and December 31, 2004, respectively, which represents the effect of net income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

The Company has available at December 31, 2005, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration DuringYear Ending
1997	$283,805	2012
1998	150,362	2018
1999	438,086	2019
2000	141,177	2020
2002	267,255	2022

	$1,280,685

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

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

Subsequent Event

On January 3, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pet Zone Products Ltd. (“Pet Zone”) pursuant to which the Company purchased substantially all the assets and assumed certain liabilities of Pet Zone. Pet Zone manufactures and distributes pet supply products including cat, dog and bird feeders, storage bins, and cat and dog toys to pet specialty distributors and retailers, mass retailers and grocery chains, among others. The complementary strength of each company should allow significant product and distribution synergies to be realized with each company’s product sales being expanded to the other’s market segments and customers. The Company will gain potential entry into such new product categories as bird feeders, waste management products, and cat and dog furniture.

The purchase price for Pet Zone consisted of $464,998 in cash, of which 12.5% was held back pending a final determination of Pet Zone’s accounts receivable and inventory, 3,082,000 shares of the Company’s Common Stock and a warrant to purchase 2,729,000 additional shares of the Company’s Common Stock. The common shares issuable under the warrant may be purchased at a price of $0.60 per share if exercised on or before January 2, 2009 or $0.675 per share if exercised on or after January 3, 2009 and on or before January 2, 2010 or $0.75 per share if exercised on or after January 3, 2010 and on or before the expiration of the warrant on January 2, 2011.

The Purchase Agreement required Pet Zone to invest $250.000 in the Company in the form of a loan, evidenced by a subordinated note due in 20 quarterly payments of $15,197 including interest at 7.75% beginning March 31, 2006, with the proceeds to be used in the development of new products. In connection with this loan, the Company also issued Pet Zone a warrant to purchase 125,000 shares of Common Stock at a price of $0.335 per share. This warrant expires on January 3, 2011.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Event (Continued)

Also on January 3, 2006, the Company entered into a Registration Rights Agreement with Pet Zone and certain other stockholders holding the Company’s common shares and/or common shares issuable upon exercise of the warrants issued pursuant to the Purchase Agreement, which provides, among other things, certain piggyback registration rights to these stockholders and that the Company will file a registration statement with the Securities and Exchange Commission upon the demand of a majority of the stockholders holding registrable shares.

The aggregate purchase price will be approximately $1,517,000, including $465,000 of cash and Common Stock valued at $1,052,000 based on the average closing price of the Company’s common shares over the 30 days before and including January 3, 2006.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

At January 3, 2006:

Accounts receivable—trade	$253,000
Inventories	529,000
Equipment	984,000
Intellectual property	40,000
Prepaids and deposits	22,000

Total assets acquired	1,828,000

Accounts payable—trade	(281,000)
Accrued expenses	(13,000)
Capital lease payable	(17,000)

Total liabilities assumed	(311,000)

Net assets acquired	$1,517,000