Form 10QSB
period 2006-03-31
OURPETS CO
filed 2006-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: March 31, 2006

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of April 28, 2006, the Issuer had outstanding 14,969,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 3,786,754 shares of Common Stock.

Transactional Small Business Disclosure Format     Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,012	$6,477
Accounts receivable - trade, less allowance for doubtful accounts of $ 21,249 and $ 18,249	1,378,490	930,772
Inventories	2,877,040	2,060,172
Prepaid expenses	127,324	98,964

Total current assets	4,391,866	3,096,385

PROPERTY AND EQUIPMENT
Computers and office equipment	262,021	196,198
Warehouse equipment	107,453	107,453
Leasehold improvements	37,429	31,927
Tooling	2,398,860	1,423,639
Construction in progress	280,209	263,362

Total	3,085,972	2,022,579
Less accumulated depreciation	1,240,321	1,159,860

Net property and equipment	1,845,651	862,719

OTHER ASSETS
Patents, less amortization of $70,964 and $65,857	208,153	207,589
Domain name and other assets	53,739	11,387

Total other assets	261,892	218,976

Total assets	$6,499,409	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,500,000	$1,100,000
Current maturities of long-term debt	192,672	119,185
Accounts payable - trade	1,385,783	867,612
Accrued expenses	145,776	150,687

Total current liabilities	3,224,231	2,237,484

LONG-TERM DEBT
Long-term debt - less current portion above	249,805	22,843

Total liabilities	3,474,036	2,260,327

STOCKHOLDERS' EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 14,969,473 and 11,887,473 shares	3,977,752	2,925,751

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	122,646	122,646

ACCUMULATED DEFICIT	(1,677,704)	(1,733,323)

Total stockholders' equity	3,025,373	1,917,753

Total liabilities and stockholders' equity	$6,499,409	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Net revenue	$2,107,441	$1,574,959

Cost of goods sold	1,548,078	1,145,836

Gross profit on sales	559,363	429,123

Selling, general and administrative expenses	439,458	360,393

Income from operations	119,905	68,730

Acquisition consolidation expenses	(55,292)	—
Other income and expense, net	25,714	(1,020)
Interest expense	(34,708)	(15,154)

Income before income taxes	$55,619	$52,556
Income tax expense	—	—

Net income	$55,619	$52,556

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$—	$—

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,274,199	11,787,002

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005	66,000	$602,679	11,887,473	$2,925,751	$122,646	$(1,733,323)	$1,917,753
Common Stock issued for purchase of business	—	—	3,082,000	1,052,001	—	—	1,052,001
Net income	—	—	—	—	—	55,619	55,619

Balance at March 31, 2006	66,000	$602,679	14,969,473	$3,977,752	$122,646	$(1,677,704)	$3,025,373

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,619	$52,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	80,461	61,903
Amortization expense	5,106	4,851
(Increase) decrease in assets:
Accounts receivable - trade	(194,704)	(53,556)
Inventories	(287,969)	(146,637)
Prepaid expenses	(16,870)	(29,231)
Patent costs	(5,670)	(3,950)
Domain name and other assets	8,090	—
Increase (decrease) in liabilities:
Accounts payable - trade	237,136	165,879
Accrued expenses	(17,936)	28,669

Net cash provided by (used in) operating activities	(136,737)	80,484

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(465,038)	—
Acquisition of property and equipment	(79,817)	(64,718)

Net cash used in investing activities	(544,855)	(64,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(44,008)	(8,986)
Net borrowing on bank line of credit	400,000	—
Issuance of long-term debt	328,135	—

Net cash provided by (used in) financing activities	684,127	(8,986)

Net increase in cash	2,535	6,780

CASH AT BEGINNING OF PERIOD	6,477	28,989

CASH AT END OF PERIOD	$9,012	$35,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$34,786	$13,258

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$1,052,001	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 7, 2006.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$2,454,585	$1,620,421
Components and packaging	422,455	439,751

Total	$2,877,040	$2,060,172

All inventories are pledged as collateral for bank and small business administration loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s and Pet Zone brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2006, 52.8% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $589,662 and $522,856, which represents 28.0% and 24.8% of total revenue, respectively.

For the three months ended March 31, 2005, 42.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $355,468 and $319,717, which represents 22.6% and 20.3% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

STOCK OPTIONS

The Company has adopted Financial Accounting Standards Statement No. 123 (Revised 2004), “Share-Based Payment”. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based upon the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.

Compensation expense of $4,023 for the three months ended March 31, 2006 and $4,051 for the three months ended March 31, 2005 has been determined on the basis of fair value pursuant to FAS No. 123 (Revised 2004). The Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 50%, and a risk-free interest rate of 5.0%. The estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of March 31, 2006, common shares that are or could be potentially dilutive include 918,000 stock options at exercise prices from $0.21 to $0.625 a share, 3,786,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2005, common shares that are or could be potentially dilutive include 820,750 stock options at exercise prices from $0.10 to $0.625 a share, 791,880 warrants to purchase Common Stock at exercise prices from $0.288 to $1.2327 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products
Domestic and Wild Bird Feeders

Interactive Toys	-	Dog and Cat Toys
Plush Toys
Food Delivery Toys
Bird Mirrors

Innovative Maintenance	-	Waste Management Products
Premium Cat Litter

Healthy Consumables	-	Nutritional Supplements
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

As discussed below and in Liquidity and Capital Resources on Pages 11, 12 and 13, we have funded our operations principally with bank borrowings during the year ended December 31, 2005 and the three months ended March 31, 2006.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2006 we had a balance of $1,400,000 under the line of credit with the bank at an interest rate of prime plus 1%.

RESULTS OF OPERATIONS

In the following discussion all references to 2006 are for the three months ended March 31, 2006 and all references to 2005 are for the three months ended March 31, 2005.

Net revenue for 2006 was $2,107,441, an increase of 34% in revenue from $1,574,959 in 2005, consisting of net sales of proprietary products for the retail pet business. This increase of $532,482 was primarily the result of an increase in sales of approximately $437,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers, which increased by approximately $95,000 including both sales of new products and sales to new customers. Total sales of products acquired in the acquisition of Pet Zone Products Ltd in 2006 were approximately $371,000 to all customers.

While net revenue increased by 34% in 2006, cost of goods sold increased by 35%, from $1,145,836 in 2005 to $1,548,078 in 2006. This increase was the result of the cost of purchased products sold and freight increasing by 36% due mainly to higher freight costs as a result of larger fuel surcharges by our carriers and lower gross margins on certain Pet Zone products. Our variable and fixed warehouse and overhead costs increased by 31% from the comparable quarter in 2005 due to increased costs for salaries and wages for additional employees in engineering for product development and in warehouse operations to make displays for customer promotions and increased level of shipments. Also, costs increased due to the addition of an outside warehouse to store our increased inventory and the increased depreciation expense for tooling.

As a result of the net revenue increasing by 34% and the cost of goods sold increasing by 35%, the Company’s gross profit on sales increased by $130,240 or 30% from $429,123 in 2005 to $559,363 in 2006.

Selling, general and administrative expenses in 2006 were $439,458, an increase of 22% or $79,065 from $360,393 in 2005. The significant increases were in (i) increased salaries and wages of approximately $30,000 due to two additional employees in sales and marketing and an additional employee in administration, (ii) increased outside marketing and design services purchased of approximately $17,000 due to the introduction of an increased number of new products, (iii) increased marketing promotions and allowances of approximately $10,000 due to more promotions of our products and allowances given to our customers, and (iv) increased travel expenses of approximately $10,000 due to the additional two sales and marketing employees in 2006.

The income from operations improved by $51,175 from $68,730 in 2005 to $119,905 in 2006 as a result of our gross profit on sales increasing by $130,240 or 30%, which was more than the increase in selling, general and administrative expenses of $79,065 or 22%.

In 2006, we incurred costs of $55,292 for consolidating the operations of Pet Zone into our operations including salaries and wages of Pet Zone employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net in 2006 includes our share of the proceeds from the sale of inventory that was not purchased from Pet Zone net of the costs of disposal.

Interest expense for 2006 was $34,708, an increase of $19,554, from $15,154 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $14,000 due to the increase in prime rate from 5.5% in 2005 to 7.5% in 2006 and the increase in average principal balance outstanding from $637,500 in 2005 to $1,150,000 in 2006. Also in 2006, we had interest expense of approximately $6,000 due to new borrowings with an average principal balance of $381,500 during the quarter.

The net income for 2006 was $55,619 as compared to net income of $52,556 for 2005 or an increase in profit of $3,063. This increase was as a result of the following changes from 2005 to 2006:

Net revenue increase of 34%	$532,482
Cost of goods sold increase of 35%	(402,242)

Gross profit on sales increase of 30%	130,240
Selling, general and administrative expenses increase of 22%	(79,065)
Acquisition consolidation expense increase	(55,292)
Other income and expense, net increase	26,734
Interest expense increase	(19,554)

Increase in Net Income	$3,063

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

As of March 31, 2006, we had $1,942,477 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$1,400,000
Bank term note	7.75%	142,500
Small Business Administration
(“SBA”) term loan	6.999%	16,353
Installment notes payable	7.022% & 7.517%	33,624
Other notes payable	Prime plus 3% & 10%	100,000
Subordinated note	7.75%	250,000

The bank line of credit borrowing of $1,400,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2006. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

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

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2007 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2008. Subsequent to their issuance the warrants were adjusted to 57,011 warrants exercisable at $0.296 per share in accordance with the warrant anti-dilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $254,000 for the year ended 2005 and $13,000 for the year ended 2004. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2006. We have no material commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2006 was $136,737. Cash was provided by the net income for the three months of $141,186, which is net of the non-cash charges for depreciation of $80,461 and amortization of $5,106. Cash was used by the net change of $277,923 in our operating assets and liabilities as follows:

Accounts receivable increase	$(194,704)
Inventories increase	(287,969)
Prepaid expenses increase	(16,870)
Patent costs increase	(5,670)
Other assets decrease	8,090
Accounts payable increase	237,136
Accrued expenses decrease	(17,936)

Net change	$(277,923)

Net cash used in investing activities for the three months ended March 31, 2006 was $544,855, which was used for the acquisition of a business and property and equipment. Cash provided by financing activities for the three months was $684,127 from the net borrowing under the line of credit agreement with the bank of $400,000 and issuance of long-term debt of $328,135. Cash of $44,008 was used for the principal payments on long-term debt.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Summary of Significant Accounting Policies footnote to our audited consolidated financial statements included elsewhere in this quarterly report on Form 10-QSB. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, or (10) our ability to integrate the Pet Zone business operations.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

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

OURPET’S COMPANY

Dated: May 15, 2006	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)