Form 10QSB
period 2006-06-30
OURPETS CO
filed 2006-08-18
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: June 30, 2006

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of August 11, 2006, the Issuer had outstanding 14,969,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,056,754 shares of Common Stock.

Transactional Small Business Disclosure Format    Yes  ☐    No  ☒

CONTENTS

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,455	$6,477
Accounts receivable - trade, less allowance for doubtful accounts of $ 24,322 and $ 18,249	1,096,511	930,772
Inventories	3,075,097	2,060,172
Prepaid expenses	87,556	98,964

Total current assets	4,382,619	3,096,385

PROPERTY AND EQUIPMENT
Computers and office equipment	281,982	196,198
Warehouse equipment	107,453	107,453
Leasehold improvements	61,381	31,927
Tooling	2,439,583	1,423,639
Construction in progress	285,219	263,362

Total	3,175,618	2,022,579
Less accumulated depreciation	1,325,658	1,159,860

Net property and equipment	1,849,960	862,719

OTHER ASSETS
Patents, less amortization of $76,208 and $65,857	210,683	207,589
Domain name and other assets	97,969	11,387

Total other assets	308,652	218,976

Total assets	$6,541,231	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,425,000	$1,100,000
Current maturities of long-term debt	190,845	119,185
Accounts payable - trade	1,427,629	867,612
Accrued expenses	93,615	150,687

Total current liabilities	3,137,089	2,237,484

LONG-TERM DEBT
Long-term debt - less current portion above	355,115	22,843

Total liabilities	3,492,204	2,260,327

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 14,969,473 and 11,887,473 shares	3,977,791	2,925,751
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679
PAID-IN CAPITAL	122,646	122,646
ACCUMULATED DEFICIT	(1,654,089)	(1,733,323)

Total stockholders’ equity	3,049,027	1,917,753

Total liabilities and stockholders’ equity	$6,541,231	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$2,196,069	$1,784,001	$4,303,510	$3,358,960

Cost of goods sold	1,673,559	1,284,037	3,221,637	2,429,873

Gross profit on sales	522,510	499,964	1,081,873	929,087

Selling, general and administrative expenses	462,177	402,769	901,635	763,162

Income from operations	60,333	97,195	180,238	165,925

Acquisition consolidation expenses	—	—	(55,292)	—
Other income and expense, net	6,469	(5,179)	32,183	(6,199)
Interest expense	(43,187)	(17,141)	(77,895)	(32,295)

Income before income taxes	23,615	74,875	79,234	127,431

Income tax expense	—	—	—	—

Net income	$23,615	$74,875	$79,234	$127,431

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$—	$0.01	$—	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,745,465	11,872,090	15,510,021	11,812,887

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2005	66,000	$602,679	11,887,473	$2,925,751	$122,646	$(1,733,323)	$1,917,753
Common Stock issued for purchase of business	—	—	3,082,000	1,052,040	—	—	1,052,040
Net income	—	—	—	—	—	79,234	79,234

Balance at June 30, 2006	66,000	$602,679	14,969,473	$3,977,791	$122,646	$(1,654,089)	$3,049,027

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,234	$127,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	165,798	115,565
Amortization expense	10,351	9,736
(Increase) decrease in assets:
Accounts receivable - trade	87,275	(163,358)
Inventories	(486,026)	(349,298)
Prepaid expenses	22,898	4,347
Patent costs	(13,445)	(5,695)
Domain name and other assets	(36,140)	1,089
Increase (decrease) in liabilities:
Accounts payable—trade	278,982	126,794
Accrued expenses	(70,097)	42,672

Net cash provided by (used in) operating activities	38,830	(90,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(464,999)	—
Acquisition of property and equipment	(169,463)	(83,105)

Net cash used in investing activities	(634,462)	(83,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(79,985)	(18,134)
Net borrowing on bank line of credit	325,000	200,000
Issuance of long-term debt	467,595	—

Net cash provided by financing activities	712,610	181,866

Net increase in cash	116,978	8,044
CASH AT BEGINNING OF PERIOD	6,477	28,989

CASH AT END OF PERIOD	$123,455	$37,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$84,218	$33,199

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$1,052,040	$—

Preferred Stock converted into Common Stock	$—	$45,658

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2006 and December 31, 2005 consist of:.

	2006	2005
Finished goods	$2,676,156	$1,620,421
Components and packaging	398,941	439,751

Total	$3,075,097	$2,060,172

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

For the three months ended June 30, 2006, 54.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $677,707 and $512,343, respectively which represents 30.9% and 23.3% of total revenue.

For the three months ended June 30, 2005, 77.9% of the Company’s revenue was derived from four major customers. Revenue generated from each of these customers amounted to $645,987, $321,477, $220,503, and $202,484, respectively which represents 36.2%, 18.0%, 12.4%, and 11.3% of total revenue.

For the six months ended June 30, 2006, 53.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,265,232 and $1,036,285, respectively, which represents 29.4% and 24.1% of total revenue.

For the six months ended June 30, 2005, 48.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $964,358 and $677,502, respectively which represents 28.7% and 20.2% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Compensation expense of $4,023 and $4,051 for the three months ended June 30, 2006 and 2005 and $8,046 and $8,102 for the six months ended June 30, 2006 and 2005 has been determined on the basis of fair value pursuant to FAS No. 123 (Revised 2004). The Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 50%, and a risk-free interest rate of 5.0%. The estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of June 30, 2006, common shares that are or could be potentially dilutive include 919,000 stock options at exercise prices from $0.21 to $0.650 a share, 3,806,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.226 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2005, common shares that could be potentially dilutive include 872,750 stock options at exercise prices from $0.10 to $0.625 a share, 778,426 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

PURCHASE OF BUSINESS

On January 3, 2006, the Company entered into an asset purchase agreement with Pet Zone Products Ltd. (“Pet Zone”) pursuant to which OurPet’s purchased substantially all the assets and assumed certain liabilities of Pet Zone. The purchase price consisted of $465,000 in cash, 3,082,000 shares of OurPet’s Common Stock and a warrant to purchase 2,729,000 additional shares of OurPet’s Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

PURCHASE OF BUSINESS - Continued

The unaudited pro-forma consolidated statements of operations of OurPet’s and Pet Zone for the three months and six months ended June 30, 2005 are as follows:

	Three months Ended	Six months Ended
Net revenue	$2,598,407	$5,015,304
Cost of goods sold	1,866,008	3,661,438

Gross profit on sales	732,399	1,353,866
Selling, general and administrative expenses	667,777	1,358,486

Income (loss) from operations	64,622	(4,620)
Other income and expense, net	(5,179)	(6,199)
Interest expense	(21,444)	(38,068)

Net income (loss)	$37,999	$(48,887)

Weighted average shares outstanding	14,954,090	14,894,887

Earnings per common share	$0.00	$0.00

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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we have funded our operations principally with bank borrowings during the year ended December 31, 2005 and the six months ended June 30, 2006.

Under our line of credit facility with our bank we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2006 we had a balance due of $1,325,000 under the line of credit with the bank at an interest rate of prime plus 1%. On July 13, 2006 we entered into a new line of credit facility with our bank under which we can borrow up to $ 2,000,000 on the same basis as the prior line of credit at an interest rate of prime plus .75%. Our President, Dr. Steven Tsengas provided a guaranty to our bank as additional security for the credit facility and was issued 250,000 warrants in consideration for his guaranty.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

In the following discussion all references to 2006 are for the three months ended June 30, 2006 and all references to 2005 are for the three months ended June 30, 2005.

Net revenue for 2006 was $2,196,069, an increase of 23.1% in revenue from $1,784,001 in 2005, consisting of net sales of proprietary products for the retail pet business. This increase of $412,068 was primarily the result of an increase in sales of approximately $223,000 to our two largest customers due to promotions of existing products and sales of new products in 2006. The balance of the increase was from sales to other customers which increased by approximately $189,000 including both sales of new products and sales to new customers. Total sales of products acquired in the acquisition of Pet Zone Products Ltd. in 2006 were approximately $457,000 to all customers.

While net revenue increased by 23.1% in 2006, cost of goods sold increased by 30.3%, from $1,284,037 in 2005 to $1,673,559 in 2006. This increase was the result of the cost of purchased products sold and freight increasing by 26% due mainly to higher freight costs as a result of larger fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead cost increased by 52% from the comparable quarter in 2005 due to increased costs for salaries and wages for additional employees in engineering for product development and in warehouse supervision and operations to make displays for customer promotions and increased level of shipments. Also, costs increased in depreciation expense for tooling and due to the addition of an outside warehouse to store our increased inventory.

As a result of the net revenue increasing by 23.1% and the cost of goods sold increasing by 30.3%, the Company’s gross profit on sales increased by $22,546 or 4.5% from $499,964 in 2005 to $522,510 in 2006.

Selling, general and administrative expenses in 2006 were $462,177, an increase of 14.7% or $59,408 from $402,769 for 2005. The significant increases were in (i) increased salaries and wages of approximately $30,000 due to two additional employees in sales and marketing and an additional employee in administration, (ii) increased accruals for professional services of approximately $12,000 due to increased legal fees, (iii) increased payroll taxes and medical insurance expense of approximately $8,000 due to the additional employees in 2006, and (iv) increased stockholder and investor relations expenses of approximately $8,000 due to increased public and investor relation fees in 2006.

Income from our operations decreased by $36,862 from $97,195 in 2005 to $60,333 in 2006 as a result of an increase in selling, general and administrative expenses of $59,408 or 14.7%, which exceeded the increase in our gross profit on sales of $22,546 or 4.5%.

Other income and expense, net in 2006 includes our share of the proceeds from the sale of inventory that was not purchased from Pet Zone less the costs of disposal.

Interest expense for 2006 was $43,187, an increase of $26,046, from $17,141 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $18,000 due to the increase in prime rate from 6% in 2005 to 8.25% in 2006 and the increase in average principal balance outstanding from $781,250 in 2005 to $1,375,000 in 2006. Also in 2006, we had interest expense of approximately $8,000 due to new borrowings with an average principal balance of $449,000 during the period.

The net income for 2006 was $23,615 as compared to $74,875 for 2005 or a decrease in profitability of $51,260. This decrease was as a result of the following changes from 2005 to 2006:

Net revenue increase of 23.1%	$412,068
Cost of goods sold increase of 30.3%	(389,522)

Gross profit on sales increase of 4.5%	22,546
Selling, general and administrative expenses increase of 14.7%	(59,408)
Other income and expense, net increase	11,648
Interest expense increase	(26,046)

Decrease in Profitability	$(51,260)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

In the following discussion all references to 2006 are for the six months ended June 30, 2006 and all references to 2005 are for the six months ended June 30, 2005.

Net revenue for 2006 was $4,303,510, an increase of 28.1% in revenue from $3,358,960 in 2005, consisting of net sales of proprietary products for the retail pet business. This increase of $944,550 was primarily the result of an increase in sales of approximately $660,000 to our two largest customers due to promotions of existing products and sales of new products in 2006. The balance of the increase was from sales to other customers which increased by approximately $285,000 including both sales of new products and sales to new customers. Total sales of products acquired in the acquisition of Pet Zone Products Ltd. in 2006 were approximately $828,000 to all customers.

While net revenue increased by 28.1% in 2006, cost of goods sold increased by 32.6%, from $2,429,873 in 2005 to $3,221,637 in 2006. This increase was the result of the cost of purchased products sold and freight increasing by 31% due mainly to higher freight costs as a result of larger fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 42% from the six months of 2005 due to the increased costs for salaries and wages for additional employees in engineering for product development and in warehouse supervision and operations to make displays for customer promotions and increased level of shipments. Also, costs increased for depreciation expense for tooling and the addition of an outside warehouse to store our increased inventory.

As a result of the net revenue increasing by 28.1% and the cost of goods sold increasing by 32.6%, our gross profit on sales increased by $152,786 or 16.4% from $929,087 in 2005 to $1,081,873 in 2006.

Selling, general and administrative expenses in 2006 were $901,635, an increase of 18.1% or $138,473 from $763,162 for 2005. The significant increases were in (i) increased salaries and wages of approximately $60,000 due to two additional employees in sales and marketing and an additional employee in administration, (ii) increased outside marketing and design services purchased of approximately $16,000 due to the introduction of an increased number of new products, (iii) increased payroll taxes and medical insurance expense of approximately $12,000 due to additional employees in 2006, (iv) increased accruals for professional services of approximately $11,000 due to increased legal, accounting and computer consulting fees, (v) increased stockholder and investor relation expenses of approximately $9,000 due to increased public and investor relation fees in 2006, and (vi) increased travel expenses of approximately $7,000 due to the addition of two sales and marketing employees in 2006.

The income from operations improved by $14,313 from $165,925 in 2005 to $180,238 in 2006 as a result of our gross profit on sales increasing by $152,786 or 16.4%, which was more than the increase in selling, general and administrative expenses of $138,473 or 18.1%.

In 2006, we incurred costs of $55,292 for consolidating the operations of Pet Zone into our operations including salaries and wages of Pet Zone employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net in 2006 includes our share of the proceeds from the sale of inventory that was not purchased from Pet Zone less the costs of disposal.

Interest expense for 2006 was $77,895, an increase of $45,600, from $32,295 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $32,000 due the increase in prime rate from 5.5% in 2005 to 8.25% in 2006 and the increase in average principal balance from $718,000 in 2005 to $1,243,000 in 2006. Also in 2206, we had interest expense of approximately $15,000 due to new borrowings with an average principal balance of $412,000 during the period.

The net income for 2006 was $79,234 as compared to $127,431 for 2005 or a decrease in profitability of $48,197. This decrease was as a result of the following changes from 2005 to 2006:

Net revenue increase of 28.1%	$944,550
Cost of goods sold increase of 32.6%	(791,764)

Gross profit on sales increase of 16.4%	152,786
Selling, general and administrative expenses increase of 18.1%	(138,473)
Acquisition consolidation expense increase	(55,292)
Other income and expense, net increase	38,382
Interest expense increase	(45,600)

Decrease in Profitability	$(48,197)

L IQUIDITY AND CAPITAL RESOURCES

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

As of June 30, 2006, we had approximately $1,971,000 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$1,325,000
Bank term note	7.75%	255,801
Small Business Administration (“SBA”) term loan	6.999%	10,063
Installment notes payable	7.022% & 7.517%	30,096
Other notes payable	Prime plus 3% & 10%	100,000
Subordinated note	7.75%	250,000

The bank line of credit borrowing of $850,000 is under our line of credit agreement with our bank under which we can borrow up to $1,500,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2007. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

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

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2007 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007. Subsequent to their issuance the warrants were adjusted to 57,011 warrants exercisable at $0.296 per share in accordance with the anti-dilution provisions of the warrants.

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

Net cash provided by operating activities for the six months ended June 30, 2006 was $38,830. Cash was provided by the net operating income for the six months ended June 30, 2006 of $255,383, including the non-cash charges for depreciation of $165,798 and amortization of $10,351. Cash was used in the net change of $(216,553) in our operating assets and liabilities as follows:

Accounts receivable decrease	$87,275
Inventories increase	(486,026)
Prepaid expenses decrease	22,898
Patent costs increase	(13,445)
Other assets increase	(36,140)
Accounts payable increase	278,982
Accrued expenses decrease	(70,097)

Net change	$(216,553)

Net cash used in investing activities for the six months ended June 30, 2006 was $634,462, which was used for the acquisition of a business and property and equipment. Cash provided by financing activities for the six months ended June 30, 2006 was $792,595 from the $325,000 net borrowing under the line of credit agreement with the bank and the $467,595 issuance of long-term debt. Cash of $79,985 was used for the principal payments on long-term debt.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 5, 2003, we filed an action against Akon Plastics Enterprises, Inc. (“Akon”), the directors of Akon, and its president, David F. Harman (“Harman”) in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of an asset purchase agreement entered into by it with a wholly-owned subsidiary of the Company. Discovery has been completed and the parties to the litigation have each filed motions for summary judgment. The action remains pending as the court has not ruled yet on the summary judgment motions. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company issued warrants to purchase 250,000 shares of common stock to its President in consideration for his guaranty of our new line of credit facility with our lender, which issuance we believe is an exempt transaction under Section 4(2) of the Securities Act. The warrants are for five years at an exercise price of $0.70.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 24, 2006.

There were 10,513,196 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	10,513,196	0	0
Carl Fazio, Jr.	10,513,196	0	0
James D. Ireland III	10,513,196	0	0
John Spirk	10,513,196	0	0
Dr. Steven Tsengas	10,510,696	0	2,500

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2006. Of the 10,513,196 shares present at the meeting in person or by proxy, 10,513,196 were voted in favor of such proposal, no shares were voted against such proposal, and no shares abstained from voting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.23	*	Commercial Security Agreement.

10.24	*	Promissory Note.

11*		Statement of Computation of Net Income Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATU RES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 18, 2006	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2006	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)