Form 10QSB
period 2006-09-30
OURPETS CO
filed 2006-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of October 31, 2006, the Issuer had outstanding 14,969,473 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,056,754 shares of Common Stock.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$149,902	$6,477
Accounts receivable - trade, less allowance for doubtful accounts of $ 22,822 and $ 18,249	1,100,305	930,772
Inventories	3,192,403	2,060,172
Prepaid expenses	102,477	98,964

Total current assets	4,545,087	3,096,385

PROPERTY AND EQUIPMENT
Computers and office equipment	284,606	196,198
Warehouse equipment	107,453	107,453
Leasehold improvements	61,381	31,927
Tooling	2,646,755	1,423,639
Construction in progress	250,303	263,362

Total	3,350,498	2,022,579
Less accumulated depreciation	1,405,035	1,159,860

Net property and equipment	1,945,463	862,719

OTHER ASSETS
Patents, less amortization of $81,563 and $65,857	211,809	207,589
Domain name and other assets	108,628	11,387

Total other assets	320,437	218,976

Total assets	$6,810,987	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,525,000	$1,100,000
Current maturities of long-term debt	172,950	119,185
Accounts payable - trade	1,472,252	867,612
Accrued expenses	136,570	150,687

Total current liabilities	3,306,772	2,237,484

LONG-TERM DEBT
Long-term debt - less current portion above	310,718	22,843

Total liabilities	3,617,490	2,260,327

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 14,969,473 and 11,887,473 shares	3,977,791	2,925,751

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	122,646	122,646

ACCUMULATED DEFICIT	(1,509,619)	(1,733,323)

Total stockholders' equity	3,193,497	1,917,753

Total liabilities and stockholders' equity	$6,810,987	$4,178,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2006	2005	2006	2005
Net revenue	$2,256,020	$1,619,413	$6,559,530	$4,978,373

Cost of goods sold	1,591,717	1,199,095	4,813,354	3,628,968

Gross profit on sales	664,303	420,318	1,746,176	1,349,405

Selling, general and administrative expenses	488,217	356,964	1,389,852	1,120,126

Income from operations	176,086	63,354	356,324	229,279

Acquisition consolidation expenses	—	—	(55,292)	—
Other income and expense, net	15,213	(707)	47,396	(6,906)
Interest expense	(46,829)	(19,808)	(124,724)	(52,103)

Income before income taxes	144,470	42,839	223,704	170,270

Income tax expense	—	—	—	—

Net income	$144,470	$42,839	$223,704	$170,270

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$—	$0.01	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,508,798	12,053,082	15,471,048	11,887,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005	66,000	$602,679	11,887,473	$2,925,751	$122,646	$(1,733,323)	$1,917,753

Common Stock issued for purchase of business	—	—	3,082,000	1,052,040	—	—	1,052,040

Net income	—	—	—	—	—	223,704	223,704

Balance at September 30, 2006	66,000	$602,679	14,969,473	$3,977,791	$122,646	$(1,509,619)	$3,193,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223,704	$170,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	245,175	169,081
Amortization expense	15,706	14,687
(Increase) decrease in assets:
Accounts receivable - trade	83,481	(171,615)
Inventories	(603,332)	(601,243)
Prepaid expenses	7,977	(6,048)
Patent costs	(19,926)	(10,510)
Domain name and other assets	(46,799)	1,139
Increase (decrease) in liabilities:
Accounts payable - trade	323,605	315,260
Accrued expenses	(27,142)	47,800

Net cash provided by (used in) operating activities	202,449	(71,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(464,999)	—
Acquisition of property and equipment	(344,343)	(136,118)

Net cash used in investing activities	(809,342)	(136,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(142,277)	(27,443)
Net borrowing on bank line of credit	425,000	300,000
Issuance of long-term debt	467,595	—

Net cash provided by financing activities	750,318	272,557

Net increase in cash	143,425	65,260

CASH AT BEGINNING OF PERIOD	6,477	28,989

CASH AT END OF PERIOD	$149,902	$94,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$133,240	$53,618

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$1,052,040	$—

Preferred Stock converted into Common Stock	$—	$45,658

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$2,815,395	$1,620,421
Components and packaging	377,008	439,751

Total	$3,192,403	$2,060,172

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

For the three months ended September 30, 2006, 55.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $630,783 and $621,985, respectively which represents 27.9% and 27.6% of total revenue, respectively.

For the three months ended September 30, 2005, 60.6% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $434,327, $385,258 and $162,265, respectively which represents 26.8%, 23.8% and 10.0% of total revenue, respectively.

For the nine months ended September 30, 2006, 54.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,887,177 and $1,667,177, respectively which represents 28.8% and 25.4% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

REVENUE RECOGNITION – Continued

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

Compensation expense of $4,023 and $4,051 for the three months ended September 30, 2006 and 2005 and $12,069 and $12,153 for the nine months ended September 30, 2006 and 2005 has been determined on the basis of fair value pursuant to FAS No. 123 (Revised 2004). The Company estimated the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: No dividend yield, an expected life of 5 years, an expected volatility of 50%, and a risk-free interest rate of 5.0%. The estimated fair value of the options granted is amortized to expense from the date of grant to the date of expiration.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of September 30, 2006, common shares that are or could be potentially dilutive include 859,500 stock options at exercise prices from $0.21 to $0.650 a share, 4,056,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2005, common shares that could be potentially dilutive include 897,750 stock options at exercise prices from $0.10 to $0.625 a share, 778,426 warrants to purchase Common Stock at exercise prices from $0.288 to $1.227 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

PURCHASE OF BUSINESS – Continued

The unaudited pro-forma consolidated statements of operations of OurPet’s and Pet Zone for the three months and nine months ended September 30, 2005 are as follows:

	Three months Ended	Nine months Ended
Net revenue	$2,166,586	$7,181,890
Cost of goods sold	1,608,043	5,269,481

Gross profit on sales	558,543	1,912,409
Selling, general and administrative expenses	599,259	1,957,746

Income (loss) from operations	(40,716)	(45,337)
Other income and expense, net	(707)	(6,906)
Interest expense	(26,729)	(64,796)

Net income (loss)	$(68,152)	$(117,039)

Weighted average shares outstanding	15,135,082	14,969,653

Earnings per common share	$(0.01)	$(0.01)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we have funded our operations principally with bank borrowings during the year ended December 31, 2005 and the nine months ended September 30, 2006.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2006 we had a balance due of $1,425,000 under the line of credit with the bank at an interest rate of prime plus .75%.

RESULTS OF OPERATIONS

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

In the following discussion all references to 2006 are for the three months ended September 30, 2006 and all references to 2005 are for the three months ended September 30, 2005

Net revenue for 2006 was $2,256,020, an increase of 39.3% in revenue from $1,619,413 in 2005, consisting of net sales of proprietary products for the retail pet business. This increase of $636,607 was primarily the result of increased sales of approximately $433,000 to our two major customers in 2006 due to promotions of existing products and sales of new products in 2006. The balance of the increase was from sales to other customers which increased by approximately $204,000 including both sales of new products and sales to new customers. Total sales of products acquired in the acquisition of Pet Zone Products Ltd in 2006 were approximately $292,000 to all customers.

While net revenue increased by 39.3% in 2006, cost of goods sold increased by 32.7%, from $1,199,095 in 2005 to $1,591,717 in 2006. This increase was the result of the cost of purchased products sold and freight increasing by 33.7% due mainly to higher freight costs as a result of larger fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 28.8% from the comparable quarter in 2005 due to increased costs for salaries and wages for additional employees in warehouse supervision and operations to make displays for customer promotions and increased level of shipments. Also, costs increased in depreciation expense for tooling and due to the addition of an outside warehouse to store our increased inventory.

As a result of the net revenue increasing by 39.3% and the cost of goods sold increasing by 32.7%, the Company’s gross profit on sales increased by $243,985 or 58.0% from $420,318 in 2005 to $664,303 in 2006.

Selling, general and administrative expenses in 2006 were $488,217, an increase of 36.8% or $131,253 from $356,964 for 2005. The significant increases were in (i) increased sales and marketing expenses of approximately $61,000 mainly due to promotional expenses by our customers and higher trade show costs, (ii) increased salaries and wages of approximately $39,000 due to two additional employees in sales and marketing and an additional employee in administration, (iii) increased stockholder and investor relations expenses of approximately $9,000 due to increased public and investor relations fees in 2006, (iv) increased payroll taxes and medical insurance expense of approximately $8,000 due to the additional employees in 2006, and (v) increased commissions accrued for our sales representatives of approximately $7,000 due to higher sales in 2006.

Income from our operations increased by $112,732 from $63,354 in 2005 to $176,086 in 2006 as a result of our gross profit on sales increasing by $243,985 or 58.0%, which was more than the increase in selling, general and administrative expenses of $131,253 or 36.8%.

Other income and expense, net in 2006 includes our share of the proceeds from the sale of inventory that was not purchased from Pet Zone less the costs of disposal.

Interest expense for 2006 was $46,829, an increase of $27,021, from $19,808 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $18,000 due to the increase in prime rate from 7.5% in 2005 to 8.25% in 2006 and the increase in average principal balance outstanding from $875,000 in 2005 to $1,450,000 in 2006. Also in 2006, we had interest expense of approximately $9,000 due to new borrowings with an average principal balance of $491,000 during the quarter.

The net income for 2006 was $144,470 as compared to $42,839 for 2005 or an improvement in profitability of $101,631. This improvement was as a result of the following changes from 2005 to 2006:

Net revenue increase of 39.3%	$636,607
Cost of goods sold increase of 32.7%	(392,622)

Gross profit on sales increase of 58.0%	243,985
Selling, general and administrative expenses increase of 36.8%	(131,253)
Other income and expense, net increase	15,920
Interest expense increase	(27,021)

Net Improvement in Profitability	$101,631

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

In the following discussion all references to 2006 are for the nine months ended September 30, 2006 and all references to 2005 are for the nine months ended September 30, 2005

Net revenue for 2006 was $6,559,530, an increase of 31.8% in revenue from $4,978,373 in 2005, consisting of net sales of proprietary products for the retail pet business. This increase of $1,581,157 was primarily the result of an increase in sales of approximately $1,092,000 to our two largest customers due to promotions of existing products and sales of new products in 2006. The balance of the increase was from sales to other customers which increased by approximately $489,000 including both sales of new products and sales to new customers. Total sales of products acquired in the acquisition of Pet Zone Products Ltd in 2006 were approximately $1,121,000 to all customers.

While net revenue increased by 31.8% in 2006, cost of goods sold increased by 32.6%, from $3,628,968 in 2005 to $4,813,354 in 2006. This increase was the result of the cost of purchased products sold and freight increasing by 31.7% due mainly to higher freight costs as a result of larger fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 37.2% from the nine months of 2005 due to the increased costs for salaries and wages of approximately $74,000 for additional employees in engineering for product development and in warehouse supervision and operations to make displays for customer promotions and the increased level of shipments. Also, costs increased for depreciation expense for tooling of approximately $64,000 and the addition of an outside warehouse to store our increased inventory of approximately $48,000.

As a result of the net revenue increasing by 31.8% and the cost of goods sold increasing by 32.6%, our gross profit on sales increased by $396,771 or 29.4% from $1,349,405 in 2005 to $1,746,176 in 2006.

Selling, general and administrative expenses in 2006 were $1,389,852, an increase of 24.1% or $269,726 from $1,120,126 for 2005. The significant increases were in (i) increased salaries and wages of approximately $99,000 due to two additional employees in sales and marketing and an additional employee in administration, (ii) increased sales and marketing expenses of approximately $64,000 mainly due to promotional expenses by our customers and increased cash discounts allowed to our customers resulting from higher sales, (iii) increased payroll taxes and medical insurance expense of approximately $20,000 due to additional employees in 2006, (iv) increased stockholder and investor relations expenses of approximately $18,000 due to increased public and investor relation fees and expenses in 2006, and (v) increased outside marketing and design services purchased of approximately $15,000 due to the introduction of an increased number of new products.

Income from our operations improved by $127,045 from $229,279 in 2005 to $356,324 in 2006 as a result of our gross profit on sales increasing by $396,771 or 29.4%, which was more than the increase in selling, general and administrative expenses of $269,726 or 24.1%.

In 2006, we incurred costs of $55,292 in the first quarter for consolidating the operations of Pet Zone into our operations including salaries and wages of Pet Zone employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net in 2006 includes our share of the proceeds from the sale of inventory that was not purchased from Pet Zone less the costs of disposal.

Interest expense for 2006 was $124,724, an increase of $72,621, from $52,103 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $50,000 due the increase in our average rate paid for the nine months from 6.87% in 2005 to 9.03% in 2006 and the increase in average principal balance from $767,500 in 2005 to $1,317,500 in 2006. Also in 2206, we had interest expense of approximately $25,000 due to new borrowings with an average principal balance of $434,000 during the period.

The net income for 2006 was $223,704 as compared to $170,270 for 2005 or an improvement in profitability of $53,434. This improvement was as a result of the following changes from 2005 to 2006:

Net revenue increase of 31.8%	$1,581,157
Cost of goods sold increase of 32.6%	(1,184,386)

Gross profit on sales increase of 29.4%	396,771
Selling, general and administrative expenses increase of 24.1%	(269,726)
Acquisition consolidation expense increase	(55,292)
Other income and expense, net increase	54,302
Interest expense increase	(72,621)

Net Improvement in Profitability	$53,434

LIQUIDIT Y AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $120,000 in available funds at September 30, 2006 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2006, we had approximately $2,008,668 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus 1%	$1,425,000
Bank term note	7.75%	221,941
Small Business Administration (“SBA”) term loan	6.999%	5,808
Installment notes payable	7.022% & 7.517%	26,502
Other notes payable	Prime plus 3% & 10%	100,000
Subordinated note	7.75%	229,417

The bank line of credit borrowing of $1,425,000 is under our line of credit agreement with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2007. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000 , and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock.

The term loan with the SBA is payable in monthly installments of $2,180 including interest through October 2006. The installment notes payable for the purchase of warehouse equipment are due in monthly payments of $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2007, to Beachcraft L.P. and $25,000 on August 1, 2007 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. This note, which was originally due February 1, 2001, was extended six times for six months each and the remaining balance was due with accrued interest on February 1, 2004. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2007 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2007. Subsequent to their issuance the warrants were adjusted to 57,011 warrants exercisable at $0.296 per share in accordance with the antidilution provisions of the warrants.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $254,000 for the year ended 2005 and $13,000 for the year ended 2004. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2006 and 2007. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $202,449. Cash was provided by the net operating income for the nine months ended September 30, 2006 of $484,585, including the non-cash charges for depreciation of $245,175 and amortization of $15,706. Cash was used in the net change of $(282,136) in our operating assets and liabilities as follows:

Accounts receivable decrease	$83,481
Inventories increase	(603,332)
Prepaid expenses decrease	7,977
Patent costs increase	(19,926)
Other assets increase	(46,799)
Accounts payable increase	323,605
Accrued expenses decrease	(27,142)

Net change	$(282,136)

Net cash used in investing activities for the nine months ended September 30, 2006 was $809,342, which was used for the acquisition of a business and property and equipment. Cash provided by financing activities for the nine months ended September 30, 2006 was $750,318 from the $425,000 net borrowing under the line of credit agreement with the bank and the $467,595 issuance of long-term debt. Cash of $142,277 was used for the principal payments on long-term debt.

CRITICAL ACCOUNTING POLICIES/ESTI MATES

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

OFF- BALANCE SHEET ARRANGEMENTS

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

ITEM 3. CONTRO LS AND PROCEDURES

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II - OTHER INF ORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 5, 2003, we filed an action against Akon Plastics Enterprises, Inc (“Akon”), the directors of Akon, and its president, David F.Harman (“Harman”) in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of an asset purchase agreement entered into by it with a wholly-owned subsidiary of the Company. Discovery has been completed and the parties to the litigation have each filed motions for summary judgment. The action remains pending as the court has not ruled yet on the summary judgment motions. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

OURPET’S COMPANY

Dated: November 14, 2006	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2006	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)