Form 10-K
period 2006-12-31
OURPETS CO
filed 2007-03-29
CIK 1094139

As filed with the Securities and Exchange Commission on March 29, 2007

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $9,441,697. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $5,342,960 as of March 15, 2007. As of March 15, 2007, the issuer had outstanding 15,095,927 shares of Common Stock.

Documents Incorporated by Reference

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 7, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

www.ourpets.com

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2006

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 250 products for dogs, cats, domestic and wild birds and other small animals. Products are marketed under the OurPet’s and Pet Zone labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

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

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 200 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 200 customers for the year ended December 31, 2006, 54.6% of our revenue was derived from Wal-Mart and PetsMart. Revenue generated from each of these customers amounted to $2,738,092 and $2,415,186, respectively, which represents 29.0% and 25.6% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat litter and related waste management products, and natural and nutritional pet supplements and treats. We conduct our marketing and sales activities through eight in-house officers and/or employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 15% of net sales to customers.

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

Most of our products are proprietary and we have been granted or assigned 33 United States patents for dog and cat feeders and have 60 United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 24 additional trademark registrations and applied for 14 trademark registrations, which are still pending.

As of March 15, 2007, we had 21 full-time employees consisting of four officers, five other employees in sales and marketing, one employee in engineering, three employees in finance and administration, two employees in operations and six employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $113,622 for the year ended December 31, 2006 and $66,746 for the year ended December 31, 2005.

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

We may need additional financing for new product launches, warehouse equipment, working capital, research and development of new products, strategic acquisitions, and molds and tooling to produce new products. If the financial resources are not available when needed, or are not available on affordable terms, then our ability to increase our sales and profits will be hampered, which in turn harms our financial performance.

The loss of key personnel could adversely affect our operations.

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Scott T. Fitzhugh, Vice President of Sales and Marketing, and John G. Murchie, Vice President, Treasurer and Controller. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We do not have employee contracts with our key personnel and may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 33 U.S. patents issued or assigned and 60 U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 15,095,927 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 15, 2007, we had outstanding 66,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 660,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 15, 2007, we had outstanding 3,994,984 warrants to purchase an aggregate of 3,994,984 shares of Common Stock at exercise prices ranging from $0.285 to $1.215 per share and options to purchase an aggregate of 980,500 shares of Common Stock at exercise prices ranging from $0.21 to $1.05 per share. We have reserved an aggregate of 1,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2. Description of Property.

We lease a 28,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties at a current monthly rental of $12,867 plus real estate taxes. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. We have entered into a new ten year lease with Senk Properties which will be effective upon completion of the 36,000 square foot warehouse expansion in 2007. The monthly rental will be increased to $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon. We believe that this facility will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3. Legal Proceedings.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, we filed an action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. Discovery has been completed and the parties to the litigation have each filed motions for summary judgment. The action remains pending as the court has not ruled yet on the summary judgment motions. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

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

Quarter Ended	High	Low
March 31, 2005	0.30	0.24
June 30, 2005	0.38	0.22
September 30, 2005	0.68	0.25
December 31, 2005	0.50	0.26
March 31, 2006	0.55	0.40
June 30, 2006	0.74	0.41
September 30, 2006	0.70	0.35
December 31, 2006	1.15	0.38

As of March 15, 2007, we had approximately 152 holders of record of Common Stock.

During 2006 and the first quarter of 2007, the Company granted stock options to its employees under its 1999 Stock Option Plan, which issuances we believe are exempt transactions under Section 4(2) of the Securities Act. The options granted are as follows:

Date Granted	Employee	Number of Shares	Price	Expiration Date
1/9/2006	Jerome A. Spelic	20,000	$0.45	1/9/2011
2/1/2006	David S. Deily	10,000	$0.46	2/1/2011
2/14/2006	Christina M. Dakis	10,000	$0.47	7/14/2006	(a)
5/24/2006	Bridget M. Gallagher	500	$0.65	5/24/2011
5/24/2006	Evan T. Kovacic	500	$0.65	5/24/2011
5/24/2006	Raymond P. Lillstrung	500	$0.65	6/9/2006	(a)
8/22/2006	Anita M. DiDomenico	500	$0.50	8/22/2011
8/22/2006	Anthony J. Gugliotta	500	$0.50	9/29/2006	(a)
10/25/2006	Scott T. Fitzhugh	40,000	$0.53	10/25/2011
10/25/2006	John G. Murchie	50,000	$0.53	10/25/2011
10/25/2006	Jerome A. Spelic	5,000	$0.53	10/25/2011
10/26/2006	Fern L. Peters	15,000	$0.44	1/19/2007	(a)
10/27/2006	Theophilos Mezaris	15,000	$0.46	10/27/2011
2/12/2007	Judith L. Swank	15,000	$1.05	2/12/2012

(a)	Termination of employment.

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
Talking Bird Mirrors

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

As discussed below and in Liquidity and Capital Resources on Pages 11, 12 and 13, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during 2006 and with bank borrowings in 2005.

In November of 2005, we executed a promissory note in favor of our bank under which we could borrow up to $300,000 for working capital purposes. The note is payable in monthly payments of $9,870 including interest at 7.75% beginning in February of 2006. During 2005 we borrowed a total of $82,405 under the agreement and during 2006 we borrowed the balance of $217,595.

In January of 2006, we entered into a subordinated note with Pet Zone under which we borrowed $250,000 for the development of new products. The note was payable in quarterly installments of $15,197 including interest at 7.75% beginning March 31, 2006. On October 18, 2006 the note was amended to require the remaining 17 quarterly payments be reduced to $9,878 including interest.

During 2006 we had a net borrowing of $300,000 from our line of credit facility with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2006 and December 31, 2005 we had balances of $1,300,000 and $1,000,000, respectively, under the line of credit with the bank at interest rates of prime plus .75% at December 31, 2006 and prime plus 1% at December 31, 2005.

In March of 2007, we executed an additional promissory note in favor of our bank under which we could borrow up to $300,000 for working capital and equipment purchase purposes. The note is payable in monthly payment of $9,362 including interest at 7.60% beginning in July of 2007 with interest only on amounts borrowed beginning in April of 2007. In connection with this new borrowing, we entered into an Amendment to Loan Agreement with our bank to modify our borrowing base and certain loan covenants. Copies of the loan documents are attached hereto as Exhibits 10.29, 10.30 and 10.31.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

In the following discussion all references to 2006 are for the year ended December 31, 2006 and all references to 2005 are for the year ended December 31, 2005.

Net revenue for 2006 was $9,441,697, an increase of 43.8% in revenue from $6,566,407 in 2005, consisting of sales of proprietary products for the retail pet business. This increase of $2,875,290 was primarily the result of an increase in sales of approximately $2,085,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $790,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2006 that were not sold in 2005, including the Signature Series Designer Diners, Flex-O-Lid Food Lids, Selecta and Non-Tip Bowls, 4” Healthy Pet Diner, and Play-N-Squeak product extensions, were approximately $1,004,000. Total sales of products acquired in the acquisition of Pet Zone in 2006 were approximately $1,400,000 to all customers. Our sales to foreign customers increased by approximately $102,000, or 60.2%, from 2005 mainly due to increased sales to customers in Canada, Finland and Japan.

While net revenue increased by 43.8% in 2006, cost of goods sold also increased by 44.9%, from $4,745,084 in 2005 to $6,874,036 in 2006. This increase of $2,128,952 was as a result of an increase of 47.1% in the cost of purchased products sold and freight, due to higher freight costs as a result of larger fuel surcharges by our freight carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 35.5% from 2005 due to (i) increased costs for salaries and wages of approximately $92,000 for additional employees in engineering for product development and in warehouse supervision and operations to make displays for customer promotions and (ii) the increased level of shipments. Also, costs increased for depreciation expense for tooling of approximately $90,000 and the addition of an outside warehouse at a cost of approximately $66,000 to store additional inventory.

The net revenue increased by 43.8% and the cost of goods sold increased by 44.9% , which resulted in our gross profit on sales increasing by only 41.0%, or $746,338, from $1,821,323 in 2005 to $2,567,661 in 2006.

Selling, general and administrative expenses in 2006 were $1,934,482, an increase of $447,131, or 30.1%, from $1,487,351 in 2005. The significant increases were in (i) increased salaries and wages, payroll taxes and employee benefits of approximately $193,000 due to two additional employees in sales and marketing and an additional employee in administration and the increased accruals for managers’ bonus and employee profit sharing, (ii) increased sales and marketing expenses of approximately $136,000 mainly due to promotional expenses by our customers and increased cash discounts allowed to our customers resulting from higher sales, (iii) increased stockholder and investor relations expenses of approximately $29,000 due to increased public and investor relations fees and expenses in 2006, and (iv) accruals for professional services of approximately $20,000 mainly due to increased legal fees in 2006.

Income from our operations improved by $299,207, from $333,972 in 2005 to $633,179 in 2006 as a result of our gross profit on sales increasing by $746,338, or 41.0%, which was more than the increase in selling, general and administrative expenses of $447,131, or 30.1%.

Interest expense for 2006 was $167,397 an increase of 113.5%, or $88,994, from $78,403 in 2005. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $60,000 due to (i) an increase in our average interest rate paid for the year from 7.40% in 2005 to 9.09% in 2006 and (ii) the increase in average principal balance from $827,500 in 2005 to $1,332,700 in 2006. Also in 2006, we had interest expense of approximately $31,400 due to new borrowings with an average principal balance of $400,600 during the year.

Income before extraordinary items for 2006 was $473,425 as compared to $254,238 for 2005 or an improvement in profitability of $219,187. This improvement was mainly the result of our income from operations increasing by $299,207, or 89.6%, which was more than the increase in interest expense of $88,994, or 113.5%.

In 2006 we had an extraordinary gain realized from the debt forgiveness of $87,500 as a result of our executing an amended subordinated promissory note agreement with Pet Zone which reduced the subsequent payments due under the agreement.

The net income for 2006 was $560,925 as compared to net income in 2005 of $254,238 or an improvement in profitability of $306,687. This improvement was as a result of the following changes from 2005 to 2006:

Net revenue increase of 43.8%	$2,875,290
Cost of goods sold increase of 44.9%	(2,128,952)

Gross profit on sales increase of 41.0%	746,338
Selling, general and administrative expenses increase of 30.1	(447,131)
Other income and expense	8,974
Interest expense increase of 113.5%	(88,994)
Extraordinary item	87,500

Improvement in Profitability	$306,687

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $168,000 in available funds at December 31, 2006 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2006, we had $1,760,043 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,300,000
Bank term note	7.75%	196,603
Pet Zone Products Ltd term loan	7.75%	134,789
Installment notes payable	6.999% to 7.517%	28,651
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,300,000 is under our line of credit agreement with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2007. Under our agreement with the bank we are currently required to: (i) maintain a debt service coverage ratio of 1.15; (ii) maintain a tangible net worth of $1,500,000; and (iii) obtain permission from the bank to incur additional indebtedness, enter into additional leases that would cause total lease payments to exceed $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, or pay cash dividends or redeem any of our capital stock.

The installment notes payable are due in decreasing monthly payments from $3,554 to $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2008 to Beachcraft L.P. and $25,000 on August 1, 2007 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2008 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the warrant anti-dilution provisions.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $561,000 for the year ended 2006 and $254,000 for the year ended 2005. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2007. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2006 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$1,760,043	$1,548,911	$173,458	$37,674	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	4,264,566	309,389	732,809	797,110	2,425,258

Total Contractual Cash Obligations	$6,024,609	$1,858,300	$906,267	$834,784	$2,425,258

Net cash provided by operating activities for the year ended December 31, 2006 was $499,611. Cash was provided by the net operating income for the year of $825,477, including the non-cash charges for depreciation of $330,907, amortization of $21,145, and extraordinary item of $87,500. Cash was used for the net change of $(325,866) in our operating assets and liabilities excluding the changes as a result of the Pet Zone purchase as follows:

Accounts receivable decrease	$22,954
Inventories increase	(259,909)
Prepaid expenses decrease	62,223
Patent cost increase	(23,625)
Other assets increase	(768)
Accounts payable decrease	(128,002)
Accrued expenses increase	1,261

Net change	$(325,866)

The increase in inventory of $259,909 from December 31, 2005 to December 31, 2006 was caused principally by the increase in finished goods inventory due to an increase in the number of products that we sell. Our accounts payable decreased from December 31, 2005 to December 31, 2006 by $128,002 mainly due to the decreased amount of finished goods being purchased in December 2006 as compared to December 2005.

Net cash used in investing activities for the year ended December 31, 2006 was $1,064,881, which was used for the acquisition of a business and property and equipment. Net cash provided by financing activities for the year was $589,193. Cash of $300,000 was provided by the net borrowing under the line of credit agreement with the bank and $467,595 was provided by the issuance of long-term debt. Cash of $178,402 was used for the principal payments on long-term debt.

Net cash used in operating activities for the year ended December 31, 2005 was $75,676. Cash was provided by the net operating income for the year of $497,926, including the non-cash charges for depreciation of $223,949 and amortization of $19,739. Cash was used for the net change of $(573,602) in our operating assets and liabilities. These changes consisted of increases in accounts receivable of $229,739, inventories of $634,520, patent cost of $15,840 and other assets of $153, which were partially offset by a decrease in prepaid expenses of $13,788 and increases in accounts payable of $236,078 and in accrued expenses of $56,784.

Net cash used in investing activities for the year ended December 31, 2005 was $342,320, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $395,484. Cash of $350,000 was provided by the net borrowing under the line of credit with the bank and $82,405 was provided by the borrowing under the term note with the bank. Cash of $36,921 was used for the principal payments on long-term debt.

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

Item 7. Financial Statements

The financial statements of OurPet’s Company as of December 31, 2006 and 2005, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-KSB on the pages indicated below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 8A. Controls and Procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item with respect to the directors, executive officers, promoters, control persons and compliance with Section 16(a) of the Securities and Exchange Act and our Code of Ethics is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 7, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 12. Certain Relationships, Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of our Proxy Statement.

Item 13. Exhibits.

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd. (5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders. (5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd. (5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, NAPRO, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms (1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas. (2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership. (4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006. (5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006. (5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd. (5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A. (6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A. (6)

10.25	LeaseAgreement dated March 1, 2007 between Senk Properties and OurPet’s Company. (7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd. (8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company. (9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors. (9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics. (3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

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

Dated: March 29, 2007

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 29, 2007

/S/ JOHN G. MURCHIE John G. Murchie	Vice President, Treasurer and Controller (principal accounting officer)	March 29, 2007

/S/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 29, 2007

/S/ WILLIAM M. FRASER William M. Fraser	Director	March 29, 2007

/S/ JAMES D. IRELAND III James D. Ireland III	Director	March 29, 2007

/S/ JOHN SPIRK John Spirk	Director	March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2006 and December 31, 2005, and the consolidated results of their operations and cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

S. R. Snodgrass, A. C.

Certified Public Accountants

Mentor, Ohio

March 13, 2007

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,400	$6,477
Accounts receivable—trade, less allowance for doubtful accounts of $ 21,322 and $ 18,249	1,160,832	930,772
Inventories	2,848,980	2,060,172
Prepaid expenses	48,231	98,964

Total current assets	4,088,443	3,096,385

PROPERTY AND EQUIPMENT
Computers and office equipment	300,326	196,198
Warehouse equipment	107,453	107,453
Leasehold improvements	61,381	31,927
Tooling	2,719,585	1,423,639
Construction in progress	360,223	263,362

Total	3,548,968	2,022,579
Less accumulated depreciation	1,490,767	1,159,860

Net property and equipment	2,058,201	862,719

OTHER ASSETS
Patents, less amortization of $87,003 and $65,857	250,069	207,589
Goodwill	67,511	—
Domain names and other assets	12,155	11,387

Total other assets	329,735	218,976

Total assets	$6,476,379	$4,178,080

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2006	2005
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,400,000	$1,100,000
Current maturities of long-term debt	148,911	119,185
Accounts payable—trade	1,020,645	867,612
Accrued expenses	164,973	150,687

Total current liabilities	2,734,529	2,237,484

LONG-TERM DEBT
Long-term debt—less current portion above	211,132	22,843

Total long-term debt	211,132	22,843

Total liabilities	2,945,661	2,260,327

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,035,473 and 11,887,473 shares	4,011,451	2,925,751

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	88,986	122,646

ACCUMULATED DEFICIT	(1,172,398)	(1,733,323)

Total stockholders’ equity	3,530,718	1,917,753

Total liabilities and stockholders’ equity	$6,476,379	$4,178,080

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Net revenue	$9,441,697	$6,566,407
Cost of goods sold	6,874,036	4,745,084

Gross profit on sales	2,567,661	1,821,323
Selling, general and administrative expenses	1,934,482	1,487,351

Income from operations	633,179	333,972
Other income and expense, net	7,643	(1,331)
Interest expense	(167,397)	(78,403)

Income before extraordinary item and income taxes	473,425	254,238
Extraordinary item—debt forgiveness	87,500	—

Income before income taxes	560,925	254,238
Income tax expense	—	—

Net income	$560,925	$254,238

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Income before extraordinary item and income taxes	$0.03	$0.02
Extraordinary item	—	—

Net income	$0.03	$0.02

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,520,362	11,927,371

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2005	71,000	$648,337	11,771,473	$2,853,693	$149,046	$(1,987,561)	$1,663,515
Preferred Stock converted into Common Stock	(5,000)	(45,658)	50,000	45,658	—	—	—
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	26,400	(26,400)	—	—
Net income for the year	—	—	—	—	—	254,238	254,238

Balance at December 31, 2005	66,000	602,679	11,887,473	2,925,751	122,646	(1,733,323)	1,917,753
Common Stock issued for purchase of business	—	—	3,082,000	1,052,040	—	—	1,052,040
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	33,660	(33,660)	—	—
Net income for the year	—	—	—	—	—	560,925	560,925

Balance at December 31, 2006	66,000	$602,679	15,035,473	$4,011,451	$88,986	$(1,172,398)	$3,530,718

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$560,925	$254,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	330,907	223,949
Amortization expense	21,145	19,739
Debt forgiveness	(87,500)	—
(Increase) decrease in assets:
Accounts receivable—trade	22,954	(229,739)
Inventories	(259,909)	(634,520)
Prepaid expenses	62,223	13,788
Patent costs	(23,625)	(15,840)
Domain name and other assets	(768)	(153)
Increase (decrease) in liabilities:
Accounts payable—trade	(128,002)	236,078
Accrued expenses	1,261	56,784

Net cash provided by (used in) operating activities	499,611	(75,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(597,068)	—
Acquisition of property and equipment	(467,813)	(342,320)

Net cash used in investing activities	(1,064,881)	(342,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(178,402)	(36,921)
Net borrowing on bank line of credit	300,000	350,000
Issuance of long-term debt	467,595	82,405

Net cash provided by financing activities	589,193	395,484

Net increase (decrease) in cash	23,923	(22,512)
CASH AT BEGINNING OF YEAR	6,477	28,989

CASH AT END OF YEAR	$30,400	$6,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$174,740	$69,475

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$33,660	$26,400

Common Stock issued in payment for acquisition of business	$1,052,040	$—

Preferred Stock converted into Common Stock	$—	$45,658

Debt forgiveness	$87,500	$—

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

Accounts Receivable—Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2006 and 2005 in the amount of $21,322 and $18,249, respectively.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$2,203,227	$1,620,421
Components and packaging	645,753	439,751

Total	$2,848,980	$2,060,172

All inventories are pledged as collateral for bank and small business administration loans.

Impairments—Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment—Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	20 to 39 years
Tooling	3 to 7 years
Warehouse equipment	5 to 7 years

All property and equipment is pledged as collateral for bank and small business administration loans. Total depreciation for the years ended December 31, 2006 and December 31, 2005 was $330,907 and $223,949, respectively.

Intangible Assets—The Company adopted the provisions of FASB Statement 142 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $23,625 in the year ended December 31, 2006 and $15,840 in the year ended December 31, 2005 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s and Pet Zone’s brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2006, 54.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,738,092 and $2,415,186, which represents 29.0% and 25.6% of total revenue, respectively.

For the year ended December 31, 2005, 46.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,537,852 and $1,530,629, which represents 23.4% and 23.3% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2006 and December 31, 2005 was $113,622 and $66,746, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2006 and December 31, 2005 was $30,671 and $20,040, respectively.

Shipping and Handling Costs—Shipping and handling costs for products sold are included in cost of goods sold when incurred.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options—In December 2004, the FASB issued FAS No.123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. FAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2006 as a result of stock options is not material.

Prior to adopting FAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of ABP 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net income and earnings per share applicable to common shareholders for the years ended December 31, 2005 and 2004, had we accounted for share-based compensation plans using the fair value method of FAS 123:

	Year Ended December 31,
	2005	2004
Net income (loss) applicable to Common Stock:
As reported	$227,838	$(8,360)
Less pro-forma expense related to options	16,203	10,768

Pro-forma	$211,635	$(19,128)

Basic net income (loss) per Common Share:
As reported	0.02	(0.00)
Pro-forma	0.02	(0.00)
Diluted net income (loss) per Common Share:
As reported	0.02	(0.00)
Pro-forma	0.02	(0.00)

For purposes of computing pro-forma results, the Company estimated fair values of stock options using the Black-Scholes option-pricing model. The model requires use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro-forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2005, and 2004, respectively: (1) no expected dividend; (2) risk-free interest rates of 5.0% and 3.5%; (3) expected volatility of 50% and 25%; and (4) expected life of options of 5 years.

Net Income Per Common Share—Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included. As of December 31, 2006, common shares that are or could be potentially dilutive include 994,500 stock options at exercise prices from $0.210 to $0.650 a share, 3,994,984 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31,

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2005, common shares that are or could be potentially dilutive include 888,000 stock options at exercise prices from $0.210 to $0.625 a share, 932,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

Recently Issued Accounting Pronouncements—In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2006	2005
Revolving note payable—Bank, under line of credit facility of up to $2,000,000 with interest at prime plus .75% and 1% (9.00% at December 31, 2006 and 8.25% at December 31, 2005). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$1,300,000	$1,000,000
Note payable—Bank, loan of $300,000, due in 34 monthly installments of $ 9,870 including interest at 7.75% beginning February 1, 2006 and a payment of interest only on the principal balance on January 1, 2006. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	196,603	82,405
Note payable—Pet Zone Products Ltd, due in quarterly installments of $9,878 through December 31, 2010 including interest at 7.75%. This note is subordinated to the bank loans.	134,789	—
Note payable—former director and shareholder, due on February 1, 2008. Interest at prime plus 3% (11.25% at December 31, 2006 and 10.25% at December 31, 2005) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on July 31, 2007. Interest is payable quarterly at 10%. This note is subordinated to the bank loan.	25,000	25,000
Installment notes payable—due in monthly payments decreasing from $3,554 to $1,374 including interest through June 1, 2008. Interest rates range from 7% to 7.5%.	28,651	59,623

	1,760,043	1,242,028
Less current portion of long-term debt	1,548,911	1,219,185

	$211,132	$22,843

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2007	$1,548,911
2008	138,572
2009	34,886
2010	37,674

$1,760,043

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock; (iii) exceed $ 300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $ 1,500,000.

In July and August of 2000, the Company borrowed a total of $ 275,000 from an officer, directors, stockholders and investor for working capital purposes at an annual interest rate of 10%. A note for $25,000 is

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (continued)

due on July 31, 2007 with interest payable quarterly. Three of the notes for $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due February 1, 2008) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004.

INTANGIBLE ASSETS

	As of December 31, 2006		As of December 31, 2005
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$337,072	$87,003	$273,446	$65,857

Unamortized intangible assets:
Domain names	$11,000	$—	$10,000	$—

Amortization expense for year ended 12/31	$21,145		$19,739

Estimated amortization expense:
For year ending 12/31/07	$21,847
For year ending 12/31/08	$21,847
For year ending 12/31/09	$21.847
For year ending 12/31/10	$21,847
For year ending 12/31/11	$21,847

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $12,867. The Company has entered into a new ten year lease with Senk Properties which will be effective upon completion of the 36,000 square foot warehouse expansion in 2007. The monthly rental will be $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon. Lease expense for the year ended December 31, 2006 and the year ended December 31, 2005 was $178,926 and $169,829, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Bank balances, including outstanding checks, at December 31, 2006 and December 31, 2005 were $217,134 and $85,793, respectively, which results in an uninsured balance of $117,134 at December 31, 2006.

At December 31, 2006, 50.5% of the Company’s accounts receivable was due from two major customers. Amounts due from each of these customers were $401,164 and $196,466, which represents 33.9% and 16.6% of total accounts receivable, respectively.

At December 31, 2005, 49.0% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $220,530, $133,056, and $111,432, which represents 23.2%, 14.0%, and 11.8% of total accounts receivable, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

WARRANTS

At December 31, 2006, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1999 Issuance to related parties	523,560	0.955	December 14, 2008
2001 Directors for fees	14,548	1.203	October 1, 2009
2002 Payment for services	25,719	1.215	August 3, 2009
2003 Note payable to director	12,780	0.401	September 4, 2009
2004 Note payable to stockholder	57,204	0.295	February 1, 2010
2004 Directors for fees	71,228	0.285	October 1, 2012
2005 Directors for guarantees	150,701	0.428	November 14, 2012
2006 Acquisition of business	2,742,714	0.597	January 2, 2013
2006 Note payable to stockholder	125,374	0.334	January 3, 2013
2006 Payment for services	20,080	0.498	April 20, 2013
2006 Director for guarantee	251,076	0.697	August 2, 2013

Total	3,994,984

The exercise price for the common shares issuable under the warrants to purchase 2,742,714 shares is $0.597 per share if exercised on or before January 2, 2011 or $0.672 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.747 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLAN

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,350,000 shares of its Common Stock for issuance upon the exercise of options granted under the Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. The following table summarizes activity in options under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	874,750	$.34
Granted	81,500.29
Exercised	—	—
Forfeited	17,250.30
Expired	51,000.50

Outstanding at December 31, 2005	888,000.33
Granted	167,500.50
Exercised	—	—
Forfeited	11,000.48
Expired	50,000.625

Outstanding at December 31, 2006	994,500.34

The following table summarizes options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.44-$0.65	160,500	$0.50	4.6 Years	1,333	$0.45
$0.35-$0.36	301,500	$0.35	2.3 Years	100,000	$0.35
$0.21-$0.31	532,500	$0.29	2.7 Years	167,666	$0.28

There were 268,999 and 63,499 options exercisable at December 31, 2006 and December 31, 2005, respectively. The weighted average exercise price of options granted in 2006 and 2005 was $0.50 and $0.29, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2006 are as follows:

2007	$309,389
2008	350,226
2009	382,583
2010	389,706
2011	407,404
Thereafter	2,425,258

Total minimum lease payments	$4,264,566

Total rent expense of the Company for the years ended December 31, 2006 and December 31, 2005 was $255,801 and $172,842, respectively.

EXTRAORDINARY ITEM

On October 18, 2006, the Company executed an amended subordinated promissory note with Pet Zone Products Ltd. which reduced the subsequent payments due under the agreement. As a result of this extinguishment of debt the Company recognized an extraordinary gain of $87,500 during 2006.

INCOME TAXES

There were income tax benefits of $192,461 and $87,815 from use of operating loss carryforwards by the Company for the years ended December 31, 2006 and December 31, 2005, respectively.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2006 and December 31, 2005:

	2006	2005
Income tax expense/benefit based on US statutory rate	$192,461	$87,815
Current period change in the valuation allowance	(192,461)	(87,815)

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$242,972	$435,443
Valuation allowances	(242,972)	(435,443)

Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by approximately $192,500 and $87,800 for the years ended December 31, 2006 and December 31, 2005, respectively, which represents the effect of net income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (continued)

The Company has available at December 31, 2006, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1999	$306,192	2019
2000	141,177	2020
2002	267,255	2022

	$714,624

LITIGATION

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, we filed an action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. Discovery has been completed and the parties to the litigation have each filed motions for summary judgment. The action remains pending as the court has not ruled yet on the summary judgment motions. While we believe that our case against Akon, its directors, and Harman is strong, we cannot predict the likely outcome of this action.

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

PURCHASE OF BUSINESS

On January 3, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pet Zone Products Ltd. (“Pet Zone”) pursuant to which the Company purchased substantially all the assets and assumed certain liabilities of Pet Zone. The results of Pet Zone’s operations have been included in the consolidated financial statements since that date. Pet Zone manufactures and distributes pet supply products including cat, dog and bird feeders, storage bins, and cat and dog toys to pet specialty distributors and retailers, mass retailers and grocery chains, among others. The complementary strength of each company should allow significant product and distribution synergies to be realized with each company’s product sales being expanded to the other’s market segments and customers. The Company will gain potential entry into such new product categories as bird feeders, waste management products, and cat and dog furniture.

The purchase price for Pet Zone consisted of $455,928 in cash, subsequently adjusted to $494,505, 3,082,000 shares of the Company’s Common Stock valued at $1,052,040, and a warrant to purchase 2,729,000 additional shares of the Company’s Common Stock, subsequently adjusted to 2,742,714 shares in accordance with the warrant anti-dilution provisions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PURCHASE OF BUSINESS (continued)

The Purchase Agreement required Pet Zone to invest $250.000 in the Company in the form of a loan, evidenced by a subordinated note due in 20 quarterly payments of $15,197 including interest at 7.75% beginning March 31, 2006, with the proceeds to be used in the development of new products. In connection with this loan, the Company also issued Pet Zone a warrant to purchase 125,000 shares of Common Stock, subsequently adjusted to 125,374 shares in accordance with the warrant anti-dilution provisions. On October 18, 2006 the subordinated note was amended to require the remaining 17 quarterly payments be reduce to $9,878 including interest.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At January 3, 2006:

Accounts receivable – trade	$249,000
Inventories	502,000
Equipment	984,000
Intangible assets	40,000
Goodwill	68,000

Total assets acquired	1,843,000

Accounts payable – trade	(297,000)

Total liabilities assumed	(297,000)

Net assets acquired	$1,546,000

The unaudited pro-forma consolidated statement of operations of OurPet’s and Pet Zone for the year ended December 31, 2005 is as follows:

Net revenue	$9,380,754
Cost of goods sold	6,946,959

Gross profit on sales	2,433,795
Selling, general and administrative expenses	2,537,128

Income (loss) from operations	(103,333)
Other expense	1,331
Interest expense	107,975

Net income (loss)	$(212,639)

Weighted average shares outstanding	15,012,298

Earnings per common share	$(0.01)