Form 10QSB
period 2007-03-31
OURPETS CO
filed 2007-05-11
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2007	000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of April 27, 2007, the Issuer had outstanding 15,095,927 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 3,994,984 shares of Common Stock.

Transactional Small Business Disclosure Format    Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,603	$30,400
Accounts receivable—trade, less allowance for doubtful accounts of $ 21,284 and $ 21,322	1,219,068	1,160,832
Inventories	2,760,558	2,848,980
Prepaid expenses	135,282	48,231

Total current assets	4,174,511	4,088,443

PROPERTY AND EQUIPMENT
Computers and office equipment	304,935	300,326
Warehouse equipment	107,453	107,453
Leasehold improvements	61,381	61,381
Tooling	2,719,585	2,719,585
Construction in progress	573,136	360,223

Total	3,766,490	3,548,968
Less accumulated depreciation	1,598,656	1,490,767

Net property and equipment	2,167,834	2,058,201

OTHER ASSETS
Patents, less amortization of $93,190 and $87,003	249,151	250,069
Goodwill	67,511	67,511
Domain names and other assets	12,350	12,155

Total other assets	329,012	329,735

Total assets	$6,671,357	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,400,000	$1,400,000
Current maturities of long-term debt	147,570	148,911
Accounts payable—trade	1,070,263	1,020,645
Accrued expenses	178,139	164,973

Total current liabilities	2,795,972	2,734,529

LONG-TERM DEBT
Long-term debt—less current portion above	171,403	211,132

Total liabilities	2,967,375	2,945,661

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 15,095,927 and 15,035,473 shares	4,064,551	4,011,451

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	93,637	88,986

ACCUMULATED DEFICIT	(1,056,885)	(1,172,398)

Total stockholders’ equity	3,703,982	3,530,718

Total liabilities and stockholders’ equity	$6,671,357	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Net revenue	$2,583,370	$2,107,441

Cost of goods sold	1,896,505	1,548,078

Gross profit on sales	686,865	559,363

Selling, general and administrative expenses	534,680	439,458

Income from operations	152,185	119,905

Acquisition consolidation expenses	—	(55,292)
Other income and expense, net	2,068	25,714
Interest expense	(38,740)	(34,708)

Income before income taxes	115,513	55,619
Income tax expense	—	—

Net income	$115,513	$55,619

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$—

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	17,137,861	15,274,199

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit

Balance at December 31, 2006	66,000	$602,679	15,035,473	$4,011,451	$88,986	$(1,172,398)	$3,530,718

Common Stock issued for payment of product development fees	—	—	50,454	50,000	—	—	50,000

Common Stock issued upon exercise of stock option	—	—	10,000	3,100	—	—	3,100

Net income	—	—	—	—	—	115,513	115,513

Stock-based compensation expense	—	—	—	—	4,651	—	4,651

Balance at March 31, 2007	66,000	$602,679	15,095,927	$4,064,551	$93,637	$(1,056,885)	$3,703,982

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,513	$55,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	107,889	80,461
Amortization expense	6,188	5,106
Stock option expense	4,651	—
(Increase) decrease in assets:
Accounts receivable—trade	(58,236)	(194,704)
Inventories	88,422	(287,969)
Prepaid expenses	(87,051)	(16,870)
Patent costs	(5,270)	(5,670)
Domain names and other assets	(195)	8,090
Increase (decrease) in liabilities:
Accounts payable—trade	49,618	237,136
Accrued expenses	13,166	(17,936)

Net cash provided by (used in) operating activities	234,695	(136,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(465,038)
Acquisition of property and equipment	(217,522)	(79,817)

Net cash used in investing activities	(217,522)	(544,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(41,070)	(44,008)
Net borrowing on bank line of credit	—	400,000
Issuance of common stock	53,100	—
Issuance of long-term debt	—	328,135

Net cash provided by financing activities	12,030	684,127

Net increase in cash	29,203	2,535

CASH AT BEGINNING OF PERIOD	30,400	6,477

CASH AT END OF PERIOD	$59,603	$9,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$36,006	$34,786

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$—	$1,052,001

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31,

2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$2,127,785	$2,203,227
Components and packaging	632,773	645,753

Total	$2,760,558	$2,848,980

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

For the three months ended March 31, 2007, 53.1% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $739,102 and $632,926, which represents 28.6% and 24.5% of total revenue, respectively.

For the three months ended March 31, 2006, 52.8% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $589,662 and $522,856, which represents 26.0% and 24.8% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

STOCK OPTIONS

In December 2004, the FASB issued FAS No.123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (ABP 25”) and related interpretations. FAS 123R requires the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2007 and 2006 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of March 31, 2007, common shares that are or could be potentially dilutive include 980,500 stock options at exercise prices from $0.21 to $1.05 a share, 3,994,984 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2006, common shares that are or could be potentially dilutive include 918,000 stock options at exercise prices from $0.21 to $0.625 a share, 3,786,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products
Domestic and Wild Bird Feeders

Interactive Toys	—	Dog and Cat Toys
Plush Toys
Food Delivery Toys
Talking Bird Mirrors

Innovative Maintenance	—	Waste Management Products
Premium Cat Litter

Healthy Consumables	—	Nutritional Supplements
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

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2006 and from net cash provided by operating activities in the three months ended March 31, 2007.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2007 we had a balance of $1,300,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In March of 2007, we executed an additional promissory note in favor of our bank under which we could borrow up to $300,000 for working capital and equipment purchase purposes. The note is payable in monthly payments of $9,362 including interest at 7.60% beginning in July of 2007 with interest only on amounts borrowed beginning in April of 2007. In connection with this new borrowing, we entered into an Amendment to Loan Agreement with our bank to modify our borrowing base and certain loan covenants.

RESULTS OF OPERATIONS

In the following discussion all references to 2007 are for the three months ended March 31, 2007 and all references to 2006 are for the three months ended March 31, 2006.

Net revenue for 2007 was $2,583,370, an increase of 22.6% in revenue from $2,107,441 in 2006, consisting of net sales of proprietary products for the retail pet business. This increase of $475,929 was primarily the result of an increase in sales of approximately $260,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers, which increased by approximately $216,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2007 that were not sold in 2006, including the Signature Series Designer Diners, Flex-O-Lid Food Lids, Selecta and Non-Tip Bowls, and Play-N-Squeak product extensions, were approximately $273,000. Our sales to foreign customers increased by approximately $43,000, or 81%, from 2006 mainly due to increased sales to customers in Canada.

While net revenue increased by 22.6% in 2007, cost of goods sold increased by 22.5%, from $1,548,078 in 2006 to $1,896,505 in 2007. This increase was the result of the cost of purchased products sold and freight increasing by 21.3% due mainly to the increased amount of purchased products needed for the increase in sales in 2007. Our variable and fixed warehouse and overhead costs increased by 28.0% from the comparable quarter in 2006 due to increased costs for salaries and wages for additional employees in warehouse operations. Also, costs increased due to the increased depreciation expense for tooling and repair expense for product molds.

The net revenue increased by 22.6% and the cost of goods sold increased by 22.5%, which resulted in our gross profit on sales increasing by 22.8%, or $127,502 from $559,363 in 2006 to $686,865 in 2007.

Selling, general and administrative expenses in 2007 were $534,680, an increase of 21.7% or $95,222 from $439,458 in 2006. The significant increases were in (i) increased salaries and wages, payroll taxes and employee benefits of approximately $39,000 due to an additional employee in administration and the increased accruals for managers’ bonus and employee profit sharing, (ii) increased sales and marketing expenses of approximately $22,000 mainly due to promotional expenses by our customers and increased cash discounts allowed to our customers resulting from higher sales, and (iii) increased commissions accrued for our sales representatives of approximately $21,000 due to the increase in our sales for the quarter on which commissions are paid.

The income from operations improved by $32,280 from $119,905 in 2006 to $152,185 in 2007 as a result of our gross profit on sales increasing by $127,502 or 22.8%, which was more than the increase in selling, general and administrative expenses of $95,222 or 21.7%.

In 2006, we incurred costs of $55,292 for consolidating the operations of an acquisition into our operations including salaries and wages of its employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net, in 2007 was $2,068, a decrease of $23,646 from $25,714 in 2006 which in both years is primarily our share of the proceeds from the sale of inventory that was not purchased net of the costs of disposal.

Interest expense for 2007 was $38,740, an increase of $4,032, from $34,708 in 2006. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $5,000 due to (i) an increase in our average interest rate paid for the quarter from 8.29% in 2006 to 9.00% in 2007 and (ii) the increase in average principal balance from $1,150,000 in 2006 to $1,300.000 in 2007.

The net income for 2007 was $115,513 as compared to net income of $55,619 for 2006 or an increase in profit of $59,894. This improvement was as a result of the following changes from 2006 to 2007:

Net revenue increase of 22.6%	$475,929
Cost of goods sold increase of 22.5%	(348,427)

Gross profit on sales increase of 22.8%	127,502
Selling, general and administrative expenses increase of 21.7%	(95,222)

Income from operations increase of 26.9%	32,280
Acquisition consolidation expense decrease	55,292
Other income and expense, net decrease	(23,646)
Interest expense increase of 11.6%	(4,032)

Increase in Net Income of 107.7%	$59,894

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $169,000 in available funds at March 31, 2007 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2007, we had $1,718,973 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,300,000
Bank term note	7.75%	170,681
Pet Zone Products Ltd
(“Pet Zone”) term loan	7.75%	127,523
Installment notes payable	6.999% to 7.517%	20,769
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,300,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2007. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio. On September 30, 2007 the tangible net worth requirement will increase to $3,000,000.

The installment notes payable are due in decreasing monthly payments from $3,554 to $1,374 including interest through June 2008. The other notes payable are due in the amount of $75,000 on February 1, 2008, to Beachcraft L.P. and $25,000 on August 1, 2007 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2008 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants.

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

Net cash provided by operating activities for the three months ended March 31, 2007 was $234,695. Cash was provided by the net income for the three months of $234,241, including the non-cash charges for depreciation of $107,889, amortization of $6,188, and stock option expense of $4,651. Cash was provided by the net change of $454 in our operating assets and liabilities as follows:

Accounts receivable increase	$(58,236)
Inventories decrease	88,422
Prepaid expenses increase	(87,051)
Patent costs increase	(5,270)
Other assets increase	(195)
Accounts payable increase	49,618
Accrued expenses increase	13,166

Net change	$454

Net cash used in investing activities for the three months ended March 31, 2007 was $217,522, which was used for the acquisition of property and equipment. Cash provided by financing activities for the three months was $12,030 from the net issuance of common stock of $53,100 and cash of $41,070 was used for the principal payments on long-term debt.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Summary of Significant Accounting Policies footnote to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-QSB. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II— OTHER INFORMATION

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

On March 28, 2007 we filed an action in the U.S. District Court, Northern District of Ohio against Worldwise, Inc. alleging patent infringement of our U.S. Patents 6,550,426 and 6,371,053. The action alleges damages and requests injunctive relief and unspecified damages. Worldwise, Inc. filed its answer and counterclaims seeking declaratory judgment of non-infringement and that our patents are invalid. A preliminary injunction hearing has been scheduled for June 25, 2007. While we believe our case to be strong, we cannot predict the likely outcome of this action.

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

During April and May of 2007, the Company granted stock options to certain employees under its 1999 Stock Option Plan, which issuances we believe are exempt transactions under Section 4(2) of the Securities Act. The options granted are as follows:

Date Granted	Employee	Number of Shares	Price	Expiration Date
4/4/2007	Justine A. Conklin	10,000	$0.85	4/4/2012
5/7/2007	Matthew R. Avon	5,000	$1.24	5/7/2012
5/7/2007	Philip J. Bradshaw	500	$1.24	5/7/2012
5/7/2007	Scott T. Fitzhugh	10,000	$1.24	5/7/2012
5/7/2007	Donna L. Raines	500	$1.24	5/7/2012

On March 12, 2007, an officer of the Company exercised an option previously granted on March 14, 2002 for 10,000 shares of our Common Stock at an exercise price of $0.31 per share.

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

OURPET’S COMPANY

Dated: May 11, 2007	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2007	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)