Form 10QSB
period 2007-06-30
OURPETS CO
filed 2007-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2007	000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 27, 2007, the Issuer had outstanding 15,174,651 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 3,916,260 shares of Common Stock.

Transactional Small Business Disclosure Format

Yes ☐	No ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,772	$30,400
Accounts receivable–trade, less allowance for doubtful accounts of $ 22,784 and $ 21,322	1,563,824	1,160,832
Inventories	2,857,637	2,848,980
Prepaid expenses	174,122	48,231

Total current assets	4,617,355	4,088,443

PROPERTY AND EQUIPMENT
Computers and office equipment	341,997	300,326
Warehouse equipment	227,590	107,453
Leasehold improvements	61,381	61,381
Tooling	2,731,770	2,719,585
Construction in progress	624,933	360,223

Total	3,987,671	3,548,968
Less accumulated depreciation	1,709,511	1,490,767

Net property and equipment	2,278,160	2,058,201

OTHER ASSETS
Patents, less amortization of $99,498 and $87,003	251,088	250,069
Goodwill	67,511	67,511
Domain names and other assets	12,350	12,155

Total other assets	330,949	329,735

Total assets	$7,226,464	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,425,000	$1,400,000
Current maturities of long-term debt	247,232	148,911
Accounts payable—trade	1,142,700	1,020,645
Accrued expenses	130,772	164,973

Total current liabilities	2,945,704	2,734,529

LONG-TERM DEBT
Long-term debt—less current portion above	361,127	211,132

Total liabilities	3,306,831	2,945,661

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 15,174,651 and 15,035,473 shares	4,094,237	4,011,451

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	107,590	88,986

ACCUMULATED DEFICIT	(884,873)	(1,172,398)

Total stockholders’ equity	3,919,633	3,530,718

Total liabilities and stockholders’ equity	$7,226,464	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$2,816,812	$2,196,069	$5,400,182	$4,303,510
Cost of goods sold	2,003,351	1,673,559	3,899,856	3,221,637

Gross profit on sales	813,461	522,510	1,500,326	1,081,873
Selling, general and administrative expenses	601,044	462,177	1,135,724	901,635

Income from operations	212,417	60,333	364,602	180,238
Acquisition consolidation expenses	—	—	—	(55,292)
Other income and expense, net	1	6,469	2,069	32,183
Interest expense	(40,406)	(43,187)	(79,146)	(77,895)

Income before income taxes	172,012	23,615	287,525	79,234
Income tax expense	—	—	—	—

Net income	$172,012	$23,615	$287,525	$79,234

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$—	$—	$0.01	$—

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	17,828,206	15,745,465	17,531,447	15,510,021

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006	66,000	$602,679	15,035,473	$4,011,451	$88,986	$(1,172,398)	$3,530,718
Common Stock issued for payment of product development fees	—	—	50,454	50,000	—	—	50,000
Common Stock issued upon exercise of stock options	—	—	10,000	3,100	—	—	3,100
Common Stock issued upon exercise of warrants	—	—	78,724	29,686	—	—	29,686
Net income	—	—	—	—	—	287,525	287,525
Stock-based compensation expense	—	—	—	—	18,604	—	18,604

Balance at June 30, 2007	66,000	$602,679	15,174,651	$4,094,237	$107,590	$(884,873)	$3,919,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$287,525	$79,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	218,744	165,798
Amortization expense	12,496	10,351
Stock option expense	18,604	—
(Increase) decrease in assets:
Accounts receivable—trade	(402,992)	87,275
Inventories	(8,657)	(486,026)
Prepaid expenses	(125,891)	22,898
Patent costs	(13,515)	(13,445)
Domain names and other assets	(195)	(36,140)
Increase (decrease) in liabilities:
Accounts payable—trade	122,055	278,982
Accrued expenses	(34,201)	(70,097)

Net cash provided by operating activities	73,973	38,830

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(464,999)
Acquisition of property and equipment	(438,703)	(169,463)

Net cash used in investing activities	(438,703)	(634,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(80,060)	(79,985)
Net borrowing on bank line of credit	25,000	325,000
Issuances of Common Stock	82,786	—
Issuance of long-term debt	328,376	467,595

Net cash provided by financing activities	356,102	712,610

Net (decrease) increase in cash	(8,628)	116,978
CASH AT BEGINNING OF PERIOD	30,400	6,477

CASH AT END OF PERIOD	$21,772	$123,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$74,892	$84,218

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$—	$1,052,040

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$2,240,308	$2,203,227
Components and packaging	617,329	645,753

Total	$2,857,637	$2,848,980

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

For the three months ended June 30, 2007, 56.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $953,491 and $648,993, respectively which represents 33.9% and 23.0% of total revenue.

For the three months ended June 30, 2006, 54.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $677,707 and $512,343, respectively which represents 30.9% and 23.3% of total revenue.

For the six months ended June 30, 2007, 55.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,584,953 and $1,388,927, respectively, which represents 29.4% and 25.7% of total revenue.

For the six months ended June 30, 2006, 53.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,265,232 and $1,036,285, respectively which represents 29.4% and 24.1% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

STOCK OPTIONS

In December 2004, the FASB issued FAS No.123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP 25”) and related interpretations. FAS 123R requires the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2007 and 2006 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of June 30, 2007, common shares that are or could be potentially dilutive include 1,006,000 stock options at exercise prices from $0.21 to $1.24 a share, 3,916,260 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2006, common shares that could be potentially dilutive include 919,000 stock options at exercise prices from $0.21 to $0.65 a share, 3,806,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.226 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS – Continued

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have in the Company’s financial condition.

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

Healthy Feeding Systems	–	Pet Diners Stainless Steel Bowls Automatic Feed and Water Dispensers Portable Dog Products Domestic and Wild Bird Feeders

Interactive Toys	–	Dog and Cat Toys Plush Toys Food Delivery Toys Talking Bird Mirrors

Innovative Maintenance	–	Waste Management Products Premium Cat Litter

Healthy Consumables	–	Nutritional Supplements Ice Cream Alternatives Gourmet Gravies Gourmet Sprays

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2005/2006 APPMA National Pet Owners Survey approximately 69.1 million U.S. households currently own a pet with an estimated pet population of 73.9 million dogs, 90.5 million cats and 18.2 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2006 and the six months ended June 30, 2007.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2007 we had a balance due of $1,325,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In March of 2007, we executed an additional promissory note in favor of our bank under which we could borrow up to $300,000 for working capital and equipment purchase purposes. The note is payable in monthly payments of $9,362 including interest at 7.60% beginning in July 2007 with interest only on amounts borrowed beginning in April of 2007. In connection with this new borrowing, we entered into an Amendment to Loan Agreement with our bank to modify our borrowing base and certain loan covenants.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

In the following discussion all references to 2007 are for the three months ended June 30, 2007 and all references to 2006 are for the three months ended June 30, 2006.

Net revenue for 2007 was $2,816,812, an increase of 28.3% in revenue from $2,196,069 in 2006, consisting of net sales of proprietary products for the retail pet business. This increase of $620,743 was primarily the result of an increase in sales of approximately $412,000 to our two largest customers due to promotions of existing products and sales of new products in 2007. The balance of the increase was from sales to other customers which increased by approximately $209,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2007 that were not sold in 2006, including Portable Pet Crates, Healthy Pet Diners, Litter Box Sprays, Selecta and Non-Tip Bowls, and Play-N-Squeak product extensions, were approximately $344,000.

While net revenue increased by 28.3% in 2007, cost of goods sold increased by 19.7%, from $1,673,559 in 2006 to $2,003,351 in 2007. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 20.4% primarily as a result of the increased cost of the products used due to higher sales. Our variable and fixed warehouse and overhead cost increased by 16.7% from the comparable quarter in 2006 due to increased costs for salaries and wages for additional employees in warehouse supervision and in operations. Also, costs increased in depreciation expense for tooling and the rent expense as of result of the warehouse expansion to store our larger inventory and increased level of shipments.

As a result of the net revenue increasing by 28.3% and the cost of goods sold increasing by 19.7%, the Company’s gross profit on sales increased by $290,951 or 55.7% from $522,510 in 2006 to $813,461 in 2007.

Selling, general and administrative expenses in 2007 were $601,044, an increase of 30.0% or $138,867 from $462,177 for 2006. The significant increases were in (i) increased salaries and wages of approximately $48,000 due to an additional employee in administration and increased accruals for stock option expense, employee profit sharing and managers’ bonus, (ii) increased accruals for professional services of approximately $29,000 due to increased legal fees, computer and web site consulting fees, and accounting fees, (iii) increased commissions accrued for our sales representatives of approximately $29,000 due to the higher sales in 2007, and (iv) increased sales and marketing expenses of approximately $18,000 mainly due to promotional and marketing expenses by our customers.

Income from our operations increased by $152,084 from $60,333 in 2006 to $212,417 in 2007 as a result of the increase in our gross profit on sales of $290,951 or 55.7%, which exceeded the increase in selling, general and administrative expenses of $138,867 or 30.0%.

Other income and expense, net, in 2007 was $1, a decrease of $6,468 from $6,469 in 2006. The larger income in 2006 which was primarily due to our share of the proceeds from the sale of inventory belonging to Pet Zone Products Ltd. that we elected not to purchase in 2006 less the costs of disposal. Most of such inventory was disposed of in 2006, leaving only minimal amount to sell in 2007.

Interest expense for 2007 was $40,406, a decrease of $2,781, from $43,187 in 2006. This decrease was primarily due to the interest expense for the bank line of credit which decreased by approximately $3,000 due to the decrease in average principal balance outstanding from $1,375,000 in 2006 to $1,281,250 in 2007.

The net income for 2007 was $172,012 as compared to $23,615 for 2006 or an increase in profitability of $148,397. This increase was as a result of the following changes from 2006 to 2007:

Net revenue increase of 28.3%	$620,743
Cost of goods sold increase of 19.7%	(329,792)

Gross profit on sales increase of 55.7%	290,951
Selling, general and administrative expenses increase of 30.0%	(138,867)
Other income and expense, net decrease	(6,468)
Interest expense decrease	2,781

Increase in Profitability	$148,397

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

In the following discussion all references to 2007 are for the six months ended June 30, 2007 and all references to 2006 are for the six months ended June 30, 2006.

Net revenue for 2007 was $5,400,182, an increase of 25.5% in revenue from $4,303,510 in 2006, consisting of net sales of proprietary products for the retail pet business. This increase of $1,096,672 was primarily the result of an increase in sales of approximately $670,000 to our two largest customers due to promotions of existing products and sales of new products in 2007. The balance of the increase was from sales to other customers which increased by approximately $427,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2007 that were not sold in 2006 were approximately $502,000, including Portable Pop-Up Crates, Healthy Pet Diners, Litter Box Sprays, Selecta and Non-Tip Bowls, and Play-N-Squeak product extensions. Our sales to foreign customers increased by approximately $56,000, or 44%, from 2006 mainly due to increased sales to customers in Canada.

While net revenue increased by 25.5% in 2007, cost of goods sold increased by 21.1%, from $3,221,637 in 2006 to $3,899,856 in 2007. This increase was the result of the cost of purchased products sold and freight increasing by 20.9% due mainly to the cost of the products used by the increase in sales. Our variable and fixed warehouse and overhead costs increased by 21.9% from the six months of 2006 due to the increased costs for salaries and wages for additional employees in warehouse supervision and operations to make displays for customer promotions and increased level of shipments. Also, costs increased for depreciation expense for tooling and the addition of our warehouse to store our increased inventory and level of shipments.

As a result of the net revenue increasing by 25.5% and the cost of goods sold increasing by 21.1%, our gross profit on sales increased by $418,453 or 38.7% from $1,081,873 in 2006 to $1,500,226 in 2007.

Selling, general and administrative expenses in 2007 were $1,135,724, an increase of 26.0% or $234,089 from $901,635 in 2006. The significant increases were in (i) increased salaries and wages of approximately $86,000 due to an additional employee in administration and increased accruals for stock option expense, employee profit sharing and managers’ bonus, (ii) increased commissions accrued for our sales representatives of approximately $50,000 due to the higher sales in 2007, (iii) increased sales and marketing expenses of approximately $37,000 mainly due to promotional and incentive expenses by our customers, (iv) increased accruals for professional services of approximately $36,000 due to increased legal fees, computer and web site consulting fees, and accounting fees, (v) increased stockholder and investor relation expenses of approximately $11,000 due to increased public and investor relation fees in 2007.

The income from operations improved by $184,364 from $180,238 in 2006 to $364,602 in 2007 as a result of our gross profit on sales increasing by $418,453 or 38.7%, which was more than the increase in selling, general and administrative expenses of $234,089 or 26.0%.

In 2006, we incurred costs of $55,292 for consolidating the operations of Pet Zone into our operations, including salaries and wages of Pet Zone employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net, in 2007 was $2,069, a decrease of $30,114 from $32,183 in 2006 which in both years is primarily our share of the proceeds from the sale of inventory that was not purchased, less the costs of disposal.

Interest expense for 2007 was $79,146, an increase of $1,251, from $77,895 in 2006. This increase was primarily due to the interest expense for the bank line of credit which increased by approximately $3,000 due the increase in average principal balance from $1,243,000 in 2006 to $1,289,000 in 2007.

The net income for 2007 was $287,525 as compared to $79,234 for 2006 or an increase in profitability of $208,291. This increase was as a result of the following changes from 2006 to 2007:

Net revenue increase of 25.5%	$1,096,672
Cost of goods sold increase of 21.1%	(678,219)

Gross profit on sales increase of 38.7%	418,453
Selling, general and administrative expenses increase of 26.0%	(234,089)
Acquisition consolidation expense decrease	55,292
Other income and expense, net decrease	(30,114)
Interest expense increase	(1,251)

Increase in Profitability	$208,291

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $522,000 in available funds at June 30, 2007 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2007, we had $2,033,359 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,325,000
Bank term notes	7.60% & 7.75%	444,291
Pet Zone Products Ltd term loan	7.75%	120,116
Installment notes payable	6.999% to 7.517%	43,952
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,325,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2008. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $1,500,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio. On September 30, 2007 the tangible net worth requirement will increase to $3,000,000.

The installment notes payable are due in decreasing monthly payments from $1,934 to $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2008, to Beachcraft L.P. and $25,000 on August 1, 2007 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2008 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised during the second quarter of 2007.

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

Net cash provided by operating activities for the six months ended June 30, 2007 was $73,973. Cash was provided by the net operating income for the six months ended June 30, 2007 of $537,369, including the non-cash charges for depreciation of $218,744, amortization of $12,496 and stock option expense of $18,604. Cash was used in the net change of $(463,396) in our operating assets and liabilities as follows:

Accounts receivable increase	$(402,992)
Inventories increase	(8,657)
Prepaid expenses increase	(125,891)
Patent costs increase	(13,515)
Other assets increase	(195)
Accounts payable increase	122,055
Accrued expenses decrease	(34,201)

Net change	$(463,396)

Accounts receivable increased to $1,586,608 at June 30, 2007 from $1,160,832 at December 31, 2006, an increase of $402,992. This increase was primarily as a result of the increase in the amount due of approximately $263,000 from our two major customers. Amounts due from each of these customers were $630,565 and $230,036, which represents 39.7% and 14.5% of total accounts receivable, respectively.

Net cash used in investing activities for the six months ended June 30, 2007 was $438,703, which was used for the acquisition of property and equipment. Cash provided by financing activities for the six months ended June 30, 2007 was $353,376 consisting of $25,000 in net borrowing under the line of credit agreement with the bank and $328,376 in long-term debt. Cash of $80,060 was used for the principal payments on long-term debt.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2007 we filed an action in the U.S. District Court, Northern District of Ohio against Worldwise, Inc. alleging patent infringement of our U.S. Patents 6,550,426 and 6,371,053. The action alleges damages and requests injunctive relief and unspecified damages. Worldwise, Inc. filed its answer and counterclaims seeking declaratory judgment of non-infringement and that our patents are invalid. We agreed, along with Worldwise, Inc., to submit our respective claims to mediation, which will take place in a few weeks. While we believe our position to be strong, we cannot predict the likely outcome of the mediation.

We are a party to other material legal proceedings, which are described in our previous Quarterly Report on Form 10-QSB under the caption “Item 1 – Legal Proceedings” filed on May 11, 2007. Except as discussed herein, during the fiscal quarter covered by this Quarterly Report on Form 10-QSB, we have not been named in any new material legal proceedings, and there have been no material developments in the previously reported legal proceedings.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 7, 2007.

There were 13,825,143 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	13,820,840	0	4,303
Dr. William M. Fraser	13,820,840	0	4,303
James D. Ireland III	13,820,840	0	4,303
John Spirk	13,820,840	0	4,303
Dr. Steven Tsengas	13,820,840	0	4,303

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2007. Of the 13,825,143 shares present at the meeting in person or by proxy, 13,822,840 were voted in favor of such proposal, no shares were voted against such proposal, and 2,303 shares abstained from voting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Certification of the President and Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a).

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 14, 2007	/S/ STEVEN TSENGAS
Steven Tsengas Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	/S/ JOHN G. MURCHIE
John G. Murchie Vice President, Treasurer and Controller (Principal Financial Officer)