Form 10QSB
period 2007-09-30
OURPETS CO
filed 2007-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2007	000-31279

OurPet’s Company

(Exact name of Small Business Issuer as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2007, the Issuer had outstanding 15,177,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 3,967,592 shares of Common Stock.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,262	$30,400
Accounts receivable—trade, less allowance for doubtful accounts of $ 23,716 and $ 21,322	1,280,721	1,160,832
Inventories	3,098,059	2,848,980
Prepaid expenses	159,884	48,231

Total current assets	4,560,926	4,088,443

PROPERTY AND EQUIPMENT
Computers and office equipment	343,266	300,326
Warehouse equipment	227,590	107,453
Leasehold improvements	61,381	61,381
Tooling	2,856,083	2,719,585
Construction in progress	658,854	360,223

Total	4,147,174	3,548,968
Less accumulated depreciation	1,809,174	1,490,767

Net property and equipment	2,338,000	2,058,201

OTHER ASSETS
Patents, less amortization of $105,911 and $87,003	251,165	250,069
Goodwill	67,511	67,511
Domain name and other assets	12,350	12,155

Total other assets	331,026	329,735

Total assets	$7,229,952	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2007	December 31, 2006
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,525,000	$1,400,000
Current maturities of long-term debt	248,211	148,911
Accounts payable—trade	1,037,904	1,020,645
Accrued expenses	182,570	164,973

Total current liabilities	2,993,685	2,734,529

LONG-TERM DEBT
Long-term debt—less current portion above	298,470	211,132

Total liabilities	3,292,155	2,945,661

STOCKHOLDERS’ EQUITY

COMMON STOCK,
no par value; authorized 50,000,000 shares, issued and outstanding 15,177,984 and 15,035,473 shares	4,095,204	4,011,451

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	121,543	88,986

ACCUMULATED DEFICIT	(881,629)	(1,172,398)

Total stockholders’ equity	3,937,797	3,530,718

Total liabilities and stockholders’ equity	$7,229,952	$6,476,379

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2007	2006	2007	2006
Net revenue	$2,429,749	$2,256,020	$7,829,931	$6,559,530

Cost of goods sold	1,823,093	1,591,717	5,722,949	4,813,354

Gross profit on sales	606,656	664,303	2,106,982	1,746,176

Selling, general and administrative expenses	558,806	488,217	1,694,530	1,389,852

Income from operations	47,850	176,086	412,452	356,324

Acquisition consolidation expenses	—	—	—	(55,292)
Other income and expense, net	1	15,213	2,070	47,396
Interest expense	(44,607)	(46,829)	(123,753)	(124,724)

Income before income taxes	3,244	144,470	290,769	223,704

Income tax expense	—	—	—	—

Net income	$3,244	$144,470	$290,769	$223,704

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$—	$0.01	$0.01	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	18,166,595	15,508,798	17,782,896	15,471,048

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2006	66,000	$602,679	15,035,473	$4,011,451	$88,986	$(1,172,398)	$3,530,718

Common Stock issued for payment of product development fees	—	—	50,454	50,000	—	—	50,000

Common Stock issued upon exercise of stock options	—	—	13,333	4,067	—	—	4,067

Common Stock issued upon exercise of warrants	—	—	78,724	29,686	—	—	29,686

Net income	—	—	—	—	—	290,769	290,769

Stock-based compensation expense	—	—	—	—	32,557	—	32,557

Balance at September 30, 2007	66,000	$602,679	15,177,984	$4,095,204	$121,543	$(881,629)	$3,937,797

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290,769	$223,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	318,407	245,175
Amortization expense	18,908	15,706
Stock option expense	32,557	—
(Increase) decrease in assets:
Accounts receivable—trade	(119,889)	83,481
Inventories	(249,079)	(603,332)
Prepaid expenses	(111,653)	7,977
Patent costs	(20,004)	(19,926)
Domain name and other assets	(195)	(46,799)
Increase (decrease) in liabilities:
Accounts payable—trade	17,259	323,605
Accrued expenses	17,597	(27,142)

Net cash provided by operating activities	194,677	202,449

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(464,999)
Acquisition of property and equipment	(598,206)	(344,343)

Net cash used in investing activities	(598,206)	(809,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(141,738)	(142,277)
Net borrowing on bank line of credit	125,000	425,000
Issuances of Common Stock	83,753	—
Issuance of long-term debt	328,376	467,595

Net cash provided by financing activities	395,391	750,318

Net (decrease) increase in cash	(8,138)	143,425

CASH AT BEGINNING OF PERIOD	30,400	6,477

CASH AT END OF PERIOD	$22,262	$149,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$118,979	$133,240

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment for acquisition of business	$—	$1,052,040

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”), and SMP Company Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2007 and December 31, 2006 consist of.

	2007	2006
Finished goods	$2,112,428	$2,203,227
Components and packaging	985,631	645,753

Total	$3,098,059	$2,848,980

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

For the three months ended September 30, 2007, 49.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $778,249 and $419,861, respectively which represents 32.0% and 17.3% of total revenue, respectively.

For the three months ended September 30, 2006, 55.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $630,783 and $621,985, respectively which represents 27.9% and 27.6% of total revenue, respectively.

For the nine months ended September 30, 2007, 53.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,165,759 and $2,006,811, respectively which represents 27.7% and 25.6% of total revenue, respectively.

For the nine months ended September 30, 2006, 54.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,887,177 and $1,667,432, respectively which represents 28.8% and 25.4% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of September 30, 2007, common shares that are or could be potentially dilutive include 1,001,000 stock options at exercise prices from $0.21 to $1.55 a share, 3,967,592 warrants to purchase Common Stock at exercise prices from $0.285 to $1.45 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2006, common shares that could be potentially dilutive include 859,500 stock options at exercise prices from $0.21 to $0.625 a share, 4,056,754 warrants to purchase Common Stock at exercise prices from $0.286 to $1.220 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

SEPTEMBER 30, 2007

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS—Continued

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

Overview

OurPet’s develops, designs, produces, and markets a broad line of innovative, high-quality accessory, and consumable pet products. These products include healthy feeding systems to improve the health and comfort of pets, interactive toys that provide fun, rewarding mental and physical challenges for pets, innovative maintenance to enhance the required maintenance needs of pets, and healthy consumable products for achieving and maintaining high mental, physical and immune levels of pets. Examples of products in each of these categories include the following.

Healthy Feeding Systems	-	Pet Diners
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products
Domestic and Wild Bird Feeders

Interactive Toys	-	Dog and Cat Toys
Plush Toys
Food Delivery Toys
Talking Bird Mirrors

Innovative Maintenance	-	Waste Management Products
Premium Cat Litter

Healthy Consumables	-	Nutritional Supplements
Ice Cream Alternatives
Gourmet Gravies
Gourmet Sprays

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2007/2008 APPMA National Pet Owners Survey approximately 71.1 million U.S. households currently own a pet with an estimated pet population of 74.8 million dogs, 88.3 million cats and 16.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2006 and the nine months ended September 30, 2007.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2007 we had a balance due of $1,425,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In March of 2007, we executed an additional promissory note in favor of our bank under which we borrowed $300,000 for working capital and equipment purchase purposes. The note is payable in monthly payments of $9,362 including interest at 7.60% beginning in July, 2007 with interest only on amounts borrowed beginning in April, 2007. In connection with this new borrowing, we entered into an Amendment to Loan Agreement with our bank to modify our borrowing base and certain loan covenants.

RESULTS OF OPERATIONS

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

In the following discussion all references to 2007 are for the three months ended September 30, 2007 and all references to 2006 are for the three months ended September 30, 2006.

Net revenue for 2007 was $2,429,749, an increase of 7.7% in revenue from $2,256,020 in 2006, consisting of net sales of proprietary products for the retail pet business. This increase of $173,729 was primarily the result of increased sales of approximately $228,000 to our customers other than our two major customers in 2007 due to both sales of new products and sales to new customers. The sales to our two major customers decreased by approximately $54,000 due to the decrease in promotional sales in 2007 by these two customers. Total sales to all customers of new products in 2007 that were not sold in 2006, including healthy pet diners, litter box sprays, Selecta and Non-Tip Bowls, and SmartScoop™ self-scooping cat litter boxes, were approximately $554,000.

While net revenue increased by 7.7% in 2007, cost of goods sold increased by 14.5%, from $1,591,717 in 2006 to $1,823,093 in 2007. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 10.5% primarily as a result of increased freight costs due to higher fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 32.5% from the comparable quarter in 2006 due to increased costs for salaries and wages for additional employees in warehouse supervision and in operations. Also, costs increased in depreciation expense for tooling and warehouse equipment, the increased rent and property taxes as a result of our new warehouse in 2007, and the costs associated with the start-up of production of our SmartScoop™ self-scooping cat litter box by our manufacturer.

As a result of the net revenue increasing by 7.7% and the cost of goods sold increasing by 14.5%, our gross profit on sales decreased by $57,647 or 8.7% from $664,303 in 2006 to $606,656 in 2007.

Selling, general and administrative expenses in 2007 were $558,806, an increase of 14.5% or $70,589 from $488,217 for 2006. The significant increases were in (i) increased salaries and wages of approximately $32,000 due to an additional employee in administration and an increased accrual for stock option expense, (ii) increased accruals for professional services of approximately $19,000 due to increased legal fees, web site consulting fees, and accounting fees, (iii) increased commissions accrued for our sales representatives of approximately $15,000 due to higher sales in 2007, and (iv) increased travel expenses of approximately $7,000 for our sales and marketing employees to introduce our new products to our customers.

Income from our operations decreased by $128,236 from $176,086 in 2006 to $47,850 in 2007 as a result of our gross profit on sales decreasing by $57,647 or 8.7% and the increase in selling, general and administrative expenses of $70,589 or 14.5%.

Other income and expense, net in 2007 was $1, a decrease of $15,212 from $15,213 in 2006. The larger income in 2006 which was primarily due to our share of the proceeds from the sale of inventory less the costs of disposal. Most of such inventory was disposed of in 2006, leaving only minimal amount remaining to sell in 2007.

Interest expense for 2007 was $44,607, a decrease of $2,222, from $46,829 in 2006. This decrease was primarily due to the interest expense for the bank line of credit which decreased by approximately $4,000 due to the decrease in average principal balance outstanding from $1,450,000 in 2006 to $1,350,000 in 2007 and for the Pet Zone Products Ltd note which decreased by approximately $2,000 due to the decrease in principal balance from $141,917 in 2006 to $112,565 in 2007. Also in 2007, we had increased interest expense of approximately $4,000 due to new borrowings.

The net income for 2007 was $3,244 as compared to $144,470 for 2006 or a decrease in profitability of $141,226. This decrease was as a result of the following changes from 2006 to 2007:

Net revenue increase of 7.7%	$173,729
Cost of goods sold increase of 14.5%	(231,376)

Gross profit on sales decrease of 8.7%	(57,647)
Selling, general and administrative expenses increase of 14.5%	(70,589)
Other income and expense, net decrease	(15,212)
Interest expense decrease	2,222

Net Decrease in Profitability	$(141,226)

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

In the following discussion all references to 2007 are for the nine months ended September 30, 2007 and all references to 2006 are for the nine months ended September 30, 2006.

Net revenue for 2007 was $7,829,931, an increase of 19.4% in revenue from $6,559,530 in 2006, consisting of net sales of proprietary products for the retail pet business. This increase of $1,270,401 was primarily the result of an increase in sales of approximately $618,000 to our two largest customers due to promotions of existing products and sales of new products in 2007. The balance of the increase was from sales to other customers which increased by approximately $652,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2007 that were not sold in 2006 were approximately $1,055,000, including healthy pet diners, litter box sprays, Selecta and Non-Tip Bowls, and SmartScoop™ self-scooping cat litter boxes. Our sales to foreign customers increased by approximately $44,000, or 22%, from 2006 mainly due to increased sales to customers in Canada.

While net revenue increased by 19.4% in 2007, cost of goods sold increased by 18.9%, from $4,813,354 in 2006 to $5,722,949 in 2007. This increase was the result of the cost of purchased products sold and freight increasing by 17.4% due mainly to the cost of the products consumed by the increase in sales. Our variable and fixed warehouse and overhead costs increased by 25.4% from the nine months of 2006 due to the increased costs for salaries and wages of approximately $70,000 for additional employees in warehouse supervision and in operations to make displays for customer promotions and the increased level of shipments. Also, costs increased for depreciation expense for tooling and warehouse equipment of approximately $64,000, the increased rent and property taxes from our new warehouse in 2007 of approximately $38,000, and the costs associated with the start-up of production of our SmartScoop™ self-scooping cat litter box by our manufacturer of approximately $23,000.

As a result of the net revenue increasing by 19.4% and the cost of goods sold increasing by 18.9%, our gross profit on sales increased by $360,806 or 20.7% from $1,746,176 in 2006 to $2,106,982 in 2007.

Selling, general and administrative expenses in 2007 were $1,694,530, an increase of 21.9% or $304,678 from $1,389,852 for 2006. The significant increases were in (i) increased salaries and wages of approximately $118,000 due to an additional employee in administration and increased accruals for stock option expense, employee profit sharing and managers’ bonus, (ii) increased commissions accrued for our sales representatives of approximately $65,000 due to the higher sales in 2007, (iii) increased accruals for professional services of approximately $49,000 due to increased legal fees, web site consulting fees, and accounting fees, (iv) increased stockholder and investor relations expenses of approximately $15,000 due to increased public and investor relation fees and expenses in 2007, and (v) increased sales and marketing expenses of approximately $13,000 mainly due to promotional and incentive expenses by our customers.

Income from our operations improved by $56,128 from $356,324 in 2006 to $412,452 in 2007 as a result of our gross profit on sales increasing by $360,806 or 20.7%, which was more than the increase in selling, general and administrative expenses of $304,6786 or 21.9%.

In 2006, we incurred costs of $55,292 in the first quarter for consolidating the operations of Pet Zone into our operations, including salaries and wages of Pet Zone employees until their duties could be assumed by our employees and the costs of an order packing and shipping warehouse until these operations could be moved into our existing facility.

Other income and expense, net in 2007 was $2,070, a decrease of $45,326 from $47,396 in 2006 which in both years is primarily our share of the proceeds from the sale of inventory that was not purchased, less the costs of disposal.

Interest expense for 2007 was $123,753, a decrease of $971, from $124,724 in 2006. This decrease was primarily due to the interest expense for the bank line of credit which decreased by approximately $1,000 due the decrease in our average rate paid for the nine months from 9.03% in 2006 to 8.98% in 2007 and the decrease in average principal balance from $1,317,500 in 2006 to $1,310,000 in 2007.

The net income for 2007 was $290,769 as compared to $223,704 for 2006 or an improvement in profitability of $67,065. This improvement was as a result of the following changes from 2006 to 2007.

Net revenue increase of 19.4%	$1,270,401
Cost of goods sold increase of 18.9%	(909,595)

Gross profit on sales increase of 20.7%	360,806
Selling, general and administrative expenses increase of 21.9%	(304,678)
Acquisition consolidation expense decrease	55,292
Other income and expense, net decrease	(45,326)
Interest expense decrease	971

Net Improvement in Profitability	$67,065

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $280,000 in available funds at September 30, 2007 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2007, we had approximately $2,071,681 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,425,000
Bank term notes	7.60% & 7.75%	395,236
Pet Zone Products
Ltd term loan	7.75%	112,565
Installment notes payable	6.999% & 7.517%	38,880
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,425,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through September 30, 2008. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio.

The installment notes payable are due in decreasing monthly payments from $1,934 to $560 including interest through March, 2012. The other notes payable are due in the amount of $75,000 on February 1, 2008, to Beachcraft L.P. and $25,000 on August 1, 2008 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2008 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the antidilution provisions of the warrants. These warrants were exercised during the second quarter of 2007.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $561,000 for the year ended 2006 and $254,000 for the year ended 2005. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2007 and 2008. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $194,677. Cash was provided by the net operating income for the nine months ended September 30, 2007 of $660,641, including the non-cash charges for depreciation of $318,407, amortization of $18,908, and stock option expense of $32,557. Cash was used in the net change of $(465,964) in our operating assets and liabilities as follows:

Accounts receivable increase	$(119,889)
Inventories increase	(249,079)
Prepaid expenses increase	(111,653)
Patent costs increase	(20,004)
Other assets increase	(195)
Accounts payable increase	17,259
Accrued expenses increase	17,597

Net change	$(465,964)

Net cash used in investing activities for the nine months ended September 30, 2007 was $598,206, which was used for the acquisition of property and equipment. Cash provided by financing activities for the nine months ended September 30, 2007 was $395,391 consisting of $125,000 in net borrowing under the line of credit agreement with the bank, the $328,376 in long-term debt, and the $83,753 issuance of Common Stock. Cash of $141,738 was used for the principal payments on long-term debt.

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates,” “intends,” “expects,” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-QSB include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business.

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II— OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 28, 2007 we filed an action in the U.S. District Court, Northern District of Ohio against Worldwise, Inc. alleging patent infringement of our U.S. Patents 6,550,426 and 6,371,053. The action alleges damages and requests injunctive relief and unspecified damages. Worldwise, Inc. filed its answer and counterclaims seeking declaratory judgment of non-infringement and that our patents are invalid. The Company settled the actions with an agreed order that would protect its innovative improvements in the interactive pet toy area while giving guidance to Worldwise as to where the limits are in this product category.

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica markets and distributes household products, including those distributed under the brand name Littermaid®. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. We are thoroughly evaluating the claims made in the complaint and will be filing an answer with the court shortly.

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

In August 2007, the Company issued warrants to purchase 51,332 shares of Common Stock to its Directors and a former director in consideration for their services rendered as directors, which issuance we believe is an exempt transaction under Section 4(2) of the Securities Act. The warrants are for five years at an exercise price of $1.45.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a).

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2007	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2007	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)