Form 10KSB
period 2007-12-31
OURPETS CO
filed 2008-03-28
CIK 1094139

As filed with the Securities and Exchange Commission on March 28, 2008

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission file number: 000-31279

OurPet’s Company

(Name of Small Business Issuer in Its Charter)

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

Issuer’s revenues for the fiscal year ended December 31, 2007 were $10,561,204. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $3,252,970 as of March 17, 2008. As of March 17, 2008, the issuer had outstanding 15,243,984 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 30, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

www.ourpets.com

OURPET’S COMPANY

FORM 10-KSB

For The Fiscal Year Ended December 31, 2007

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 260 products for dogs, cats, domestic and wild birds and other small animals. Products are marketed under the OurPet’s, Pet Zone, SmartScoop, ecopure Naturals, Play-N-Squeak, Durapet, Go! Cat Go!, and DockDogs labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

According to the 2007/2008 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 71.1 million U.S. households currently own a pet, with an estimated pet population of 74.8 million dogs, 88.3 million cats and 16.0 million birds.

We sell our products in the following market segments:

mass retailers—eg. Wal-Mart, Kmart

pet superstores—eg. PetsMart, Petco

pet catalogues—eg. Drs. Foster & Smith, Care-A-Lot

general catalogues—eg. Solutions

clubs—eg. Costco, Sam’s Club

grocery chains—eg. Ahold, Safeway, Publix

pet food makers—eg. Friskies, Ralston Purina

pet distributors/pet dealers—eg. Wolverton, Central Garden & Pet

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 200 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 200 customers for the year ended December 31, 2007, 51.1% of our revenue was derived from Wal-Mart and PetsMart. Revenue generated from each of these customers amounted to $2,781,821 and $2,612,842, respectively, which represents 26.3% and 24.8% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat and dog waste management products, and natural and nutritional pet supplements and topical products. We conduct our marketing and sales activities through nine in-house officers and/or employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 15% of net sales to customers.

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

Most of our products are proprietary and we have been granted or assigned 45 United States patents for dog and cat feeders and have 56 United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 30 additional trademark registrations and applied for 6 trademark registrations, which are still pending.

As of March 17, 2008, we had 23 full-time employees consisting of four officers, six other employees in sales and marketing, one employee in engineering, four employees in finance and administration, two employees in operations and six employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $153,184 for the year ended December 31, 2007 and $113,622 for the year ended December 31, 2006.

Risk Factors

We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

We are one of many small companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely effect our sales, if this trend continues or these retailers are unable to emerge from bankruptcy protection.

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

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 45 U.S. patents issued or assigned and 56 U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The inability to successfully defend the alleged patent infringement actions against us would result in loss of business and expense.

We are currently defending litigation filed against us by a competitor that alleges that we infringed upon certain patents for self-cleaning litter boxes. If we are not successful in defending this litigation we would not be able to sell our SmartScoop™ self-scooping cat litter box and we would incur costs for damages paid to our competitor and for the write-off of our product development and tooling costs for our product.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 15,243,984 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 17, 2008, we had outstanding 66,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 660,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 17, 2008, we had outstanding 4,286,509 warrants to purchase an aggregate of 4,286,509 shares of Common Stock at exercise prices ranging from $0.284 to $1.444 per share and options to purchase an aggregate of 1,035,500 shares of Common Stock at exercise prices ranging from $0.21 to $1.55 per share. We have reserved an aggregate of 1,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2. Description of Property.

We lease a 64,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties, at a current monthly rental of $26,667 plus real estate taxes. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. We have entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon. We believe that this facility will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

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

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently in the discovery stage. On or about December 2, 2007, Applica filed a complaint with the U.S. International Trade Commission in Washington D.C. whereby Applica is seeking an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The Company believes these actions to be without merit and is vigorously defending against them.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low
March 31, 2006	0.55	0.40
June 30, 2006	0.74	0.41
September 30, 2006	0.70	0.35
December 31, 2006	1.15	0.38
March 31, 2007	1.15	0.74
June 30, 2007	1.85	0.81
September 30, 2007	1.73	1.07
December 31, 2007	1.35	0.65

As of March 17, 2008, we had approximately 137 holders of record of Common Stock.

During 2007, the Company granted a stock option to an employee under its 1999 Stock Option Plan, which issuance we believe is an exempt transaction under Section 4(2) of the Securities Act. The option granted is as follows:

Date Granted	Employee	Number of Shares	Price	Expiration Date
8/20/2007	Meranda L. Myers	5,000	$1.55	8/20/2012

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
Stainless Steel Bowls
Automatic Feed and Water Dispensers
Portable Dog Products
Domestic and Wild Bird Feeders

Interactive Toys	-	Dog and Cat Toys
Plush Toys
Food Delivery Toys
Talking Bird Mirrors

Innovative Maintenance	-	Self-scooping Cat Litter Boxes
Waste Management Products
Premium Cat Litter

Healthy Consumables	-	Nutritional Supplements
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

As discussed below and in Liquidity and Capital Resources on Pages 11, 12, and 13, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during 2007 and 2006.

During 2007 we had a net borrowing of $400,000 from our line of credit facility with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2007 and December 31, 2006 we had balances of $1,700,000 and $1,300,000, respectively, under the line of credit with the bank at an interest rate of prime plus .75%.

In March of 2007, we executed an additional promissory note in favor of our bank under which we could borrow up to $300,000 for working capital and equipment purchase purposes. The note is payable in monthly payment of $9,362 including interest at 7.60% beginning in July of 2007 with interest only on amounts borrowed required to be paid in April through June of 2007. In connection with this new borrowing, we entered into an Amendment to Loan Agreement with our bank to modify our borrowing base and certain loan covenants.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $600,000. These funds will be used by us for expenses related to litigation on certain of its SmartScoop™ products and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

In the following discussion all references to 2007 are for the year ended December 31, 2007 and all references to 2006 are for the year ended December 31, 2006.

Net revenue for 2007 was $10,561,204, an increase of 11.9% in revenue from $9,441,697 in 2006, consisting of sales of proprietary products for the retail pet business. This increase of $1,119,507 was the result of an increase in sales of approximately $241,000 to our two major customers due to promotions of existing products and sales of new products. The balance of the increase was from sales to other customers which increased by approximately $879,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2007 that were not sold in 2006, including the Dog and Cat Beds, Carriers, and Crates, Healthy Pet Diners, Anti-Stick and Odor Control Sprays, Play-N-Squeak Aquatic Items, and Smart-Scoop™ self-scooping cat litter boxes, were approximately $1,020,000. Our sales to foreign customers increased by approximately $215,000, or 79.4%, from 2006 mainly due to increased sales to customers in Canada, England and Korea.

While net revenue increased by 11.9% in 2007, cost of goods sold also increased by 12.6%, from $6,874,036 in 2006 to $7,743,553 in 2007. This increase of $869,517 was as a result of an increase of 11.2% in the cost of purchased products sold and freight due to the increased volume of products sold and higher freight costs as a result of increased fuel surcharges by our freight carriers. These increases were partially offset by higher gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 19.6% from 2006 due to (i) increased costs for salaries and wages of approximately $81,000 for additional employees in warehouse supervision and logistics, (ii) increased costs for depreciation of approximately $74,000 for tooling, and (iii) the rental cost for our new warehouse of approximately $40,000 which began in June 2007.

The net revenue increased by 11.9% and the cost of goods sold increased by 12.6% , which resulted in our gross profit on sales increasing by only 9.7%, or $249,990, from $2,567,661 in 2006 to $2,817,651 in 2007.

Selling, general and administrative expenses in 2007 were $2,283,585, an increase of $349,103, or 18.0%, from $1,934,482 in 2006. The significant increases were in (i) increased salaries and wages, payroll taxes and employee benefits of approximately $96,000 due to an additional employee in sales and marketing and an additional employee in administration and the increased accruals for payroll taxes and benefits due to the additional employees, (ii) increased sales and marketing expenses of approximately $61,000 mainly due to promotional expenses by our customers and increased cash discounts allowed to our customers resulting from higher sales, and (iii) accruals for commissions due to our sales representatives of approximately $97,000 mainly due to increased sales in 2007.

Income from our operations decreased by $99,113, from $633,179 in 2006 to $534,066 in 2007 as a result of our gross profit on sales increasing by $249,990, or 9.7%, which was less than the increase in selling, general and administrative expenses of $349,103, or 18.0%.

Interest expense for 2007 was $169,740 an increase of 1.4%, or $2,343, from $167,397 in 2006. This increase was primarily due to the interest expense for the bank term notes which increased by approximately $10,000 due to the new borrowing in 2007 of $300,000 which was more than the decrease of approximately $8,000 due to the reduction in principal balance of the Pet Zone loan.

Litigation expenses were $182,381 for legal fees and expenses in 2007 as a result of us defending patent infringement actions filed against us in 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

Income before extraordinary items for 2007 was $186,886 as compared to $473,425 for 2006 or a decrease in profitability of $286,539. This decrease was mainly the result of our litigation expense of $182,381 in 2007 which did not occur in 2006 and the decrease in our income from operations of $99,113.

In 2006 we had an extraordinary gain realized from the debt forgiveness of $87,500 as a result of our executing an amended subordinated promissory note agreement with Pet Zone which reduced the subsequent payments due under the agreement.

The net income for 2007 was $186,886 as compared to net income in 2006 of $560,925 or a decrease in profitability of $374,039. This decrease was as a result of the following changes from 2006 to 2007:

Net revenue increase of 11.9%	$1,119,507
Cost of goods sold increase of 12.6%	(869,517)

Gross profit on sales increase of 9.7%	249,990
Selling, general and administrative expenses increase of 18.0%	(349,103)
Other income and expense	(2,702)
Interest expense increase of 1.4%	(2,343)
Litigation expense	(182,381)
Extraordinary item	(87,500)

Decrease in Profitability	$(374,039)

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $31,000 in available funds at December 31, 2007 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2007, we had $2,283,512 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,700,000
Bank term note	7.60%	254,931
Bank term note	7.75%	89,999
Pet Zone Products Ltd term loan	7.75%	104,868
Installment notes payable	7.0% to 7.5%	33,714
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,700,000 is under a line of credit agreement with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through September 30, 2008. Under our agreement with the bank we are currently required to: (i) maintain a debt service coverage ratio of 1.15; (ii) maintain a tangible net worth of $3,000,000; and (iii) obtain permission from the bank to incur additional indebtedness, enter into additional leases that would cause total lease payments to exceed $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, or pay cash dividends other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio or redeem any of our capital stock.

The installment notes payable are due in decreasing monthly payments from $3,554 to $801 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2009 to Beachcraft L.P. and $25,000 on July 31, 2008 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2009 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the warrant anti-dilution provisions. These warrants were exercised in 2007.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 and $561,000 for the year ended 2006. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2008. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2007 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$2,283,512	$2,032,857	$242,642	$8,013	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	3,937,715	347,009	760,315	805,919	2,024,472

Total Contractual Cash Obligations	$6,221,227	$2,379,866	$1,002,957	$813,932	$2,024,472

Net cash provided by operating activities for the year ended December 31, 2007 was $73,299. Cash was provided by the net operating income for the year of $667,498, including the non-cash charges for depreciation of $430,750, amortization of $25,439, and stock option expense of $24,423. Cash was used for the net change of $(594,199) in our operating assets and liabilities as follows:

Accounts receivable increase	$(78,578)
Inventories increase	(546,532)
Prepaid expenses increase	(42,838)
Patent cost increase	(29,005)
Other assets increase	(4,666)
Accounts payable increase	149,580
Accrued expenses decrease	(42,160)

Net change	$(594,199)

The increase in inventory of $546,532 from December 31, 2006 to December 31, 2007 was caused principally by the increase in finished goods inventory due to an increase in the number of products that we sell. Our accounts payable increased from December 31, 2006 to December 31, 2007 by $149,580 mainly due to the increased amount of finished goods being purchased in December 2007 as compared to December 2006.

Net cash used in investing activities for the year ended December 31, 2007 was $632,078, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $557,222. Cash of $400,000 was provided by the net borrowing under the line of credit agreement with the bank, $328,376 was provided by the issuance of long-term debt and $33,753 was provided by issuances of Common Stock. Cash of $204,907 was used for the principal payments on long-term debt.

Net cash provided by operating activities for the year ended December 31, 2006 was $499,611. Cash was provided by the net operating income for the year of $825,477, including the non-cash charges for depreciation of $330,907, amortization of $21,145 and extraordinary item of $87,500. Cash was used for the net change of $(325,866) in our operating assets and liabilities excluding the changes as a result of the Pet Zone purchase. These changes consisted of increases in inventories of $259,909, patent cost of $23,625 and other assets of $768, and a decrease in accounts payable of $128,002, which were partially offset by decreases in accounts receivable of $22,954, prepaid expenses of $62,223 and a increase in accrued expenses of $1,261.

Net cash used in investing activities for the year ended December 31, 2006 was $1,064,881, which was used for the acquisition of a business and property and equipment. Net cash provided by financing activities for the year was $589,193. Cash of $300,000 was provided by the net borrowing under the line of credit with the bank and $467,595 was provided by the issuance of long-term debt. Cash of $178,402 was used for the principal payments on long-term debt.

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

Item 7. Financial Statements

The financial statements of OurPet’s Company as of December 31, 2007 and 2006, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-KSB on the pages indicated below.

Page No.
Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets	21-22
Consolidated Statements of Operations	23
Consolidated Statements of Stockholders’ Equity	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26-38

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 8A(T). Controls and Procedures.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting that occurred during our most recent fiscal quarter.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor. It meets periodically with management and the independent auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial and accounting procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item with respect to the directors, executive officers, promoters, control persons and compliance with Section 16(a) of the Securities and Exchange Act and our Code of Ethics is incorporated by reference from the information provided under the headings “Election of Directors”, “Executive Compensation” and “Other Matters”, respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 30, 2008.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Director Independence” of our Proxy Statement.

Item 13. Exhibits.

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, NAPRO, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akron Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors. (11)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics. (3)

21	Subsidiaries of the Registrant. (1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

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

Dated: March 28, 2008

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 28, 2008

/S/ JOHN G. MURCHIE John G. Murchie	Vice President, Treasurer and Controller (principal accounting officer)	March 28, 2008

/S/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 28, 2008

/S/ WILLIAM M. FRASER William M. Fraser	Director	March 28, 2008

/S/ JAMES D. IRELAND III James D. Ireland III	Director	March 28, 2008

/S/ JOHN SPIRK John Spirk	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2007 and December 31, 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of OurPet’s Company and Subsidiaries’ internal control over financial reporting as of December 31, 2007, which is included in Form 10-KSB and, accordingly, we do not express an opinion thereon.

S. R. Snodgrass, A. C.

Certified Public Accountants

Mentor, Ohio

March 3, 2008

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,843	$30,400
Accounts receivable—trade, less allowance for doubtful accounts of $22,216 and $21,322	1,239,410	1,160,832
Inventories	3,395,512	2,848,980
Prepaid expenses	91,069	48,231

Total current assets	4,754,834	4,088,443

PROPERTY AND EQUIPMENT
Computers and office equipment	295,591	300,326
Warehouse equipment	228,542	107,453
Leasehold improvements	120,705	61,381
Tooling	3,267,127	2,719,585
Construction in progress	145,011	360,223

Total	4,056,976	3,548,968
Less accumulated depreciation	1,747,447	1,490,767

Net property and equipment	2,309,529	2,058,201

OTHER ASSETS
Patents, less amortization of $112,442 and $87,003	253,635	250,069
Goodwill	67,511	67,511
Domain names and other assets	16,821	12,155

Total other assets	337,967	329,735

Total assets	$7,402,330	$6,476,379

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2007	2006
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,800,000	$1,400,000
Current maturities of long-term debt	232,857	148,911
Accounts payable—trade	1,170,225	1,020,645
Accrued expenses	122,813	164,973

Total current liabilities	3,325,895	2,734,529

LONG-TERM DEBT
Long-term debt—less current portion above	250,655	211,132

Total long-term debt	250,655	211,132

Total liabilities	3,576,550	2,945,661

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,243,984 and 15,035,473 shares	4,167,804	4,011,451

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	40,809	88,986

ACCUMULATED DEFICIT	(985,512)	(1,172,398)

Total stockholders’ equity	3,825,780	3,530,718

Total liabilities and stockholders’ equity	$7,402,330	$6,476,379

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
Net revenue	$10,561,204	$9,441,697
Cost of goods sold	7,743,553	6,874,036

Gross profit on sales	2,817,651	2,567,661
Selling, general and administrative expenses	2,283,585	1,934,482

Income from operations	534,066	633,179
Other income and expense, net	4,941	7,643
Interest expense	(169,740)	(167,397)

Income before litigation expense, extraordinary item, and income taxes	369,267	473,425
Litigation expense	(182,381)	—

Income before extraordinary item and income taxes	186,886	473,425
Extraordinary item—debt forgiveness	—	87,500

Income before income taxes	186,886	560,925
Income tax expense	—	—

Net income	$186,886	$560,925

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Income before extraordinary item and income taxes	$0.01	$0.03
Extraordinary item	—	—

Net income	$0.01	$0.03

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	17,680,760	15,520,362

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2006	66,000	$602,679	11,887,473	$2,925,751	$122,646	$(1,733,323)	$1,917,753
Common Stock issued for purchase of business	—	—	3,082,000	1,052,040	—	—	1,052,040
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	33,660	(33,660)	—	—
Net income for the year	—	—	—	—	—	560,925	560,925

Balance at December 31, 2006	66,000	602,679	15,035,473	4,011,451	88,986	(1,172,398)	3,530,718
Common Stock issued for payment of product development fees	—	—	50,454	50,000	—	—	50,000
Common Stock issued upon exercise of stock options	—	—	13,333	4,067	—	—	4,067
Common Stock issued upon exercise of warrants	—	—	78,724	29,686	—	—	29,686
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	72,600	(72,600)	—	—
Net income for the year	—	—	—	—	—	186,886	186,886
Stock-based compensation expense	—	—	—	—	24,423	—	24,423

Balance at December 31, 2007	66,000	$602,679	15,243,984	$4,167,804	$40,809	$(985,512)	$3,825,780

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186,886	$560,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	430,750	330,907
Amortization expense	25,439	21,145
Stock option expense	24,423	—
Debt forgiveness	—	(87,500)
(Increase) decrease in assets:
Accounts receivable—trade	(78,578)	22,954
Inventories	(546,532)	(259,909)
Prepaid expenses	(42,838)	62,223
Patent costs	(29,005)	(23,625)
Domain name and other assets	(4,666)	(768)
Increase (decrease) in liabilities:
Accounts payable—trade	149,580	(128,002)
Accrued expenses	(42,160)	1,261

Net cash provided by operating activities	73,299	499,611

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(597,068)
Acquisition of property and equipment	(632,078)	(467,813)

Net cash used in investing activities	(632,078)	(1,064,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(204,907)	(178,402)
Net borrowing on bank line of credit	400,000	300,000
Issuances of Common Stock	33,753	—
Issuance of long-term debt	328,376	467,595

Net cash provided by financing activities	557,222	589,193

Net increase (decrease) in cash	(1,557)	23,923
CASH AT BEGINNING OF YEAR	30,400	6,477

CASH AT END OF YEAR	$28,843	$30,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$166,846	$174,740

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$72,600	$33,660

Common Stock issued in payment of product development fees	$50,000	$—

Common Stock issued in payment for acquisition of business	$—	$1,052,040

Debt forgiveness	$—	$87,500

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

Accounts Receivable—Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2007 and 2006 in the amount of $22,216 and $21,322, respectively.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$2,525,024	$2,203,227
Components and packaging	870,488	645,753

Total	$3,395,512	$2,848,980

All inventories are pledged as collateral for bank loans.

Impairments—Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Property and Equipment—Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line and units sold for certain tooling methods over the estimated useful lives of

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	20 to 39 years
Tooling	3 to 7 years
Warehouse equipment	5 to 7 years

All property and equipment is pledged as collateral for bank loans. Total depreciation for the years ended December 31, 2007 and December 31, 2006 was $430,750 and $330,907, respectively.

Intangible Assets—The Company adopted the provisions of FASB Statement 142 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $29,005 in the year ended December 31, 2007 and $23,625 in the year ended December 31, 2006 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s and Pet Zone’s brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2007, 51.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,781,821 and $2,612,842, which represents 26.3% and 24.8% of total revenue, respectively.

For the year ended December 31, 2006, 54.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,738,092 and $2,415,186, which represents 29.0% and 25.6% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2007 and December 31, 2006 was $153,184 and $113,622, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2007 and December 31, 2006 was $32,852 and $30,671, respectively.

Shipping and Handling Costs—Shipping and handling costs for products sold are included in cost of goods sold when incurred.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options—In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. FAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2007 and 2006 as a result of stock options was $24,423 and not material, respectively.

Net Income Per Common Share—Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included. As of December 31, 2007, common shares that are or could be potentially dilutive include 1,000,500 stock options at exercise prices from $0.210 to $1.550 a share, 3,986,509 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2006, common shares that are or could be potentially dilutive include 994,500 stock options at exercise prices from $0.210 to $0.650 a share, 3,994,984 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2007	2006
Revolving note payable—Bank, under line of credit facility of up to $2,000,000 with interest at prime plus .75% (8.00% at December 31, 2007 and 9.00% at December 31, 2006). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$1,700,000	$1,300,000
Note payable—Bank, loan of $300,000, due in 36 monthly installments of $9,362 including interest at 7.60% beginning July 23, 2007. This note is secured by all inventory, chattel paper, accounts, equipment and general intangibles.	254,931	—
Note payable—Bank, loan of $300,000, due in 34 monthly installments of $9,870 including interest at 7.75% beginning February 1, 2006 and a payment of interest only on the principal balance on January 1, 2006. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	89,999	196,603
Note payable—Pet Zone Products Ltd, due in quarterly installments of $9,878 through December 31, 2010 including interest at 7.75%. This note is subordinated to the bank loans.	104,868	134,789
Note payable—former director and shareholder, due on February 1, 2009. Interest at prime plus 3% (10.25% at December 31, 2007 and 11.25% at December 31, 2006) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on July 31, 2008. Interest is payable quarterly at 10%. This note is subordinated to the bank loan.	25,000	25,000
Installment notes payable—due in monthly payments decreasing from $3,554 to $801 including interest through March 27, 2012. Interest rates range from 7% to 7.5%.	33,714	28,651

	2,283,512	1,760,043
Less current portion of long-term debt	2,032,857	1,548,911

	$250,655	$211,132

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2008	$2,032,857
2009	144,119
2010	98,523
2011	6,353
2012	1,660

$2,283,512

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $ 300,000 annually for capital expenditures; and (iv) pay

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (continued)

principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $3,000,000.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on July 31, 2008 with interest payable quarterly. Three of the notes for $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due February 1, 2009) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

INTANGIBLE ASSETS

	As of December 31, 2007		As of December 31, 2006
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$366,077	$112,442	$337,072	$87,003

Unamortized intangible assets:
Domain names	$11,000	$—	$11,000	$—

Amortization expense for year ended 12/31	$25,439		$21,145

Estimated amortization expense:
For year ending 12/31/08	$26,331
For year ending 12/31/09	$26,331
For year ending 12/31/10	$26.331
For year ending 12/31/11	$26,331
For year ending 12/31/12	$26,331

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $26,667. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon. Lease expense for the year ended December 31, 2007 and the year ended December 31, 2006 was $273,286 and $178,926, respectively.

On January 15, 2007, the Company entered an agreement with Nottingham-Spirk Design Associates, Inc. (“NSDA”), one of the principals of NSDA is John Spirk, a member of the Company’s Board of Directors and a shareholder. Also, NSDA indirectly owns shares of the Company through its ownership in Pet Zone Products, Ltd., a significant shareholder of the Company. The agreement addresses the invoicing and payment of NSDA’s

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RELATED PARTY TRANSACTIONS (continued)

fees and expenses related to the development of certain products on behalf of the Company. Through December 31, 2007, the Company has been invoiced $677,481 by NSDA including $241,125 in deferred payments of which $50,000 was paid with 50,454 shares of the Company’s Common Stock. The balance of the deferred payments is payable as a royalty based upon sales of the developed products. To date the Company’s Board of Directors has approved $497,544 of NSDA’s fees and expenses.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Bank balances, including outstanding checks, at December 31, 2007 and December 31, 2006 were $168,533 and $217,134, respectively, which results in uninsured balances of $68,533 and $117,134 at December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007, 41.8% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $311,478, $113,049, and $103,379, which represents 24.7%, 8.9%, and 8.2% of total accounts receivable, respectively.

At December 31, 2006, 50.5% of the Company’s accounts receivable was due from two major customers. Amounts due from each of these customers were $401,164 and $196,466, which represents 33.9% and 16.6% of total accounts receivable, respectively.

CAPITAL STOCK

From July through November 1999, the Company sold in a Private Placement 100,000 shares of no par value non-voting Convertible Preferred Stock. Each share of the Preferred Stock is convertible into ten shares of Common Stock at a conversion rate of $1.00 per share. The Company may redeem the preferred shares at $10 per share or convert each preferred share into ten common shares, at the option of the shareholder, at such time as the common shares are trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the Preferred are entitled to a 10% stock dividend paid annually in common shares beginning twelve months from the final close of the Private Placement. Under certain conditions, each Preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS

At December 31, 2007, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
1999 Issuance to related parties	525,762	0.951	December 14, 2008
2001 Directors for fees	7,304	1.198	October 1, 2009
2002 Payment for services	25,825	1.210	August 3, 2009
2003 Note payable to director	12,844	0.399	September 4, 2009
2004 Directors for feed	57,183	0.284	October 1, 2012
2005 Directors for guarantees	151,408	0.426	November 14, 2012
2006 Acquisition of business	2,756,566	0.594	January 2, 2013
2006 Note payable to stockholder	125,750	0.333	January 3, 2013
2006 Payment for services	20,161	0.496	April 20, 2013
2006 Director for guarantee	252,161	0.694	August 2, 2013
2007 Directors for fees	51,545	1.444	August 17, 2012

Total	3,986,509

The exercise price for the common shares issuable under the warrants to purchase 2,756,566 shares is $0.594 per share if exercised on or before January 2, 2011 or $0.669 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.744 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	888,000	$.33
Granted	167,500.50
Exercised	—	—
Forfeited	11,000.48
Expired	50,000.625

Outstanding at December 31, 2006	994,500.34
Granted	46,000	1.13
Exercised	13,333.31
Forfeited	26,667.37
Expired	—	—

Outstanding at December 31, 2007	1,000,500.38

The following table summarizes options outstanding at December 31, 2007:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.85-$1.55	46,000	$1.13	4.3 Years	—	$—
$0.45-$0.65	145,500	$0.51	3.6 Years	2,666	$0.45
$0.21-$0.35	809,000	$0.31	1.6 Years	525,499	$0.31

There were 528,165 and 268,999 options exercisable at December 31, 2007 and December 31, 2006, respectively. The weighted average exercise price of options granted in 2007 and 2006 was $1.13 and $0.50, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2007 are as follows:

2008	$347,009
2009	375,004
2010	385,311
2011	399,180
2012	406,739
Thereafter	2,024,472

Total minimum lease payments	$3,937,715

Total rent expense of the Company for the years ended December 31, 2007 and December 31, 2006 was $295,172 and $255,801, respectively.

EXTRAORDINARY ITEM

On October 18, 2006, the Company executed an amended subordinated promissory note with Pet Zone Products Ltd. which reduced the subsequent payments due under the agreement. As a result of this extinguishment of debt the Company recognized an extraordinary gain of $87,500 during 2006.

INCOME TAXES

There were income tax benefits of $65,634 and $192,461 from use of operating loss carryforwards by the Company for the years ended December 31, 2007 and December 31, 2006, respectively.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2007 and December 31, 2006:

	2007	2006
Income tax expense/benefit based on US statutory rate	$65,634	$192,461
Current period change in the valuation allowance	(65,634)	(192,461)

Provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$177,338	$242,972
Valuation allowances	(177,338)	(242,972)

Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by approximately $65,600 and $192,500 for the years ended December 31, 2007 and December 31, 2006, respectively, which represents the effect of net income. The

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (continued)

Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

The Company has available at December 31, 2007, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1999	$113,151	2019
2000	141,177	2020
2002	267,255	2022

	$521,583

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

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. On or about December 2, 2007, Applicia filed a complaint with the U.S. International Trade Commission in Washington D.C. whereby Applica is seeking an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The Company believes these actions to be without merit and is vigorously defending against them.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. Other than the above matters the Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect or impact in the Company’s financial position, liquidity or results of operations.

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

The purchase price for Pet Zone consisted of $455,928 in cash, subsequently adjusted to $494,505, 3,082,000 shares of the Company’s Common Stock valued at $1,052,040, and a warrant to purchase 2,729,000 additional shares of the Company’s Common Stock, subsequently adjusted to 2,756,566 shares in accordance with the warrant anti-dilution provisions.

The Purchase Agreement required Pet Zone to invest $250,000 in the Company in the form of a loan, evidenced by a subordinated note due in 20 quarterly payments of $15,197 including interest at 7.75% beginning March 31, 2006, with the proceeds to be used in the development of new products. In connection with this loan, the Company also issued Pet Zone a warrant to purchase 125,000 shares of Common Stock, subsequently adjusted to 125,750 shares in accordance with the warrant anti-dilution provisions. On October 18, 2006 the subordinated note was amended to require the remaining 17 quarterly payments be reduce to $9,878 including interest.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUBSEQUENT EVENT

On February 7, 2008, the Company entered into contribution agreements with contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to the Company totaling $600,000. The funds will be used by the Company for expenses related to litigation on certain of its SmartScoop™ products and for expenses related to new product development. In consideration for the loans the Company (a) executed promissory notes with interest accruing at prime plus 2%, (b) issued warrants for the purchase of the Company’s Common Stock at an exercise price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors.