Form 10-Q
period 2008-03-31
OURPETS CO
filed 2008-05-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2008	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company; See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of April 30, 2008, the Registrant had outstanding 15,246,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,336,509 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,764	$28,843
Accounts receivable - trade, less allowance for doubtful accounts of $ 22,716 and $ 22,216	1,377,770	1,239,410
Inventories	3,766,013	3,395,512
Prepaid expenses	173,154	91,069

Total current assets	5,396,701	4,754,834

PROPERTY AND EQUIPMENT
Computers and office equipment	300,320	295,591
Warehouse equipment	257,751	228,542
Leasehold improvements	120,705	120,705
Tooling	3,285,182	3,267,127
Construction in progress	196,864	145,011

Total	4,160,822	4,056,976
Less accumulated depreciation	1,860,166	1,747,447

Net property and equipment	2,300,656	2,309,529

OTHER ASSETS
Patents, less amortization of $119,179 and $112,442	258,787	253,635
Goodwill	67,511	67,511
Domain names and other assets	16,879	16,821

Total other assets	343,177	337,967

Total assets	$8,040,534	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,600,000	$1,800,000
Current maturities of long-term debt	203,520	232,857
Accounts payable - trade	1,737,472	1,170,225
Accrued expenses	245,418	122,813

Total current liabilities	3,786,410	3,325,895

LONG-TERM DEBT
Long-term debt - less current portion above	815,655	250,655

Total liabilities	4,602,065	3,576,550

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,243,984 shares	4,167,804	4,167,804
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679
PAID-IN CAPITAL	44,970	40,809

ACCUMULATED DEFICIT	(1,376,984)	(985,512)

Total stockholders’ equity	3,438,469	3,825,780

Total liabilities and stockholders’ equity	$8,040,534	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net revenue	$2,905,264	$2,583,370

Cost of goods sold	2,038,401	1,896,505

Gross profit on sales	866,863	686,865

Selling, general and administrative expenses	654,203	534,680

Income from operations	212,660	152,185

Other income and expense, net	(217)	2,068
Interest expense	(44,793)	(38,740)

Income before litigation expense and income taxes	167,650	115,513

Litigation expense	(559,122)	—

Income (loss) before income taxes	(391,472)	115,513
Income tax expense	—	—

Net income (loss)	$(391,472)	$115,513

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (loss)	$(0.02)	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	16,361,732	17,137,861

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	66,000	$602,679	15,243,984	$4,167,804	$40,809	$(985,512)	$3,825,780

Net loss	—	—	—	—	—	(391,472)	(391,472)

Stock-based compensation expense	—	—	—	—	4,161	—	4,161

Balance at March 31, 2008	66,000	$602,679	15,243,984	$4,167,804	$44,970	$(1,376,984)	$3,438,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(391,472)	$115,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	112,719	107,889
Amortization expense	6,738	6,188
Stock option expense	4,161	4,651
(Increase) decrease in assets:
Accounts receivable - trade	(138,360)	(58,236)
Inventories	(370,501)	88,422
Prepaid expenses	(82,085)	(87,051)
Patent costs	(11,890)	(5,270)
Domain names and other assets	(58)	(195)
Increase (decrease) in liabilities:
Accounts payable - trade	567,247	49,618
Accrued expenses	122,605	13,166

Net cash provided by (used in) operating activities	(180,896)	234,695

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(103,846)	(217,522)

Net cash used in investing activities	(103,846)	(217,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(64,337)	(41,070)
Net repayment on bank line of credit	(200,000)	—
Issuance of common stock	—	53,100
Issuance of long-term debt	600,000	—

Net cash provided by financing activities	335,663	12,030

Net increase in cash	50,921	29,203

CASH AT BEGINNING OF PERIOD	28,843	30,400

CASH AT END OF PERIOD	$79,764	$59,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$37,901	$36,006

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$2,934,390	$2,525,024
Components and packaging	831,623	870,488

Total	$3,766,013	$3,395,512

All inventories are pledged as collateral for bank loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s, Pet Zone, SmartScoop, ecopure Naturals, Play-N-Squeak, Durapet, Go! Cat Go!, and DockDogs labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2008, 41.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $732,127 and $486,341, which represents 25.2% and 16.7% of total revenue, respectively.

For the three months ended March 31, 2007, 53.1% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $739,102 and $632,926, which represents 28.6% and 24.5% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

STOCK OPTIONS

In December 2004, the FASB issued FAS No.123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (ABP 25”) and related interpretations. FAS 123R requires the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2008 and 2007 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of March 31, 2008, common shares that are or could be potentially dilutive include 1,035,500 stock options at exercise prices from $0.21 to $1.55 a share, 4,336,509 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2007, common shares that are or could be potentially dilutive include 980,500 stock options at exercise prices from $0.21 to $1.05 a share, 3,994,984 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2007 and from borrowings in the three months ended March 31, 2008.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2008 we had a balance of $1,500,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $600,000. These funds will be used by us for expenses related to litigation on certain of our SmartScoop™ products and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors.

RESULTS OF OPERATIONS

In the following discussion all references to 2008 are for the three months ended March 31, 2008 and all references to 2007 are for the three months ended March 31, 2007.

Net revenue for 2008 was $2,905,264, an increase of 12.5% in revenue from $2,583,370 in 2007, consisting of net sales of proprietary products for the retail pet business. This increase of $321,894 was accomplished despite a reduction approximately $154,000 in sales to our two major customers due to soft retail sales and inventory adjustments. This sales decrease was more than offset by an increase of approximately $476,000 in sales to other customers including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, Healthy Pet Diners, and SmartScoop™ product items, were approximately $819,000. Our sales to foreign customers increased by approximately $29,000, or 30%, from 2007 mainly due to increased sales to customers in Canada.

While net revenue increased by 12.5% in 2008, cost of goods sold increased by 7.5%, from $1,896,505 in 2007 to $2,038,401 in 2008. This increase was the result of the cost of purchased products sold and freight increasing by 5.1% due mainly to the increased amount of purchased products needed for the increase in sales in 2008. Our variable and fixed warehouse and overhead costs increased by 17.9% from the comparable quarter in 2007 due to increased costs for salaries and wages for additional employees in warehouse operations. Also, costs increased due to the rental cost for our new warehouse which started in June 2007, increased costs for depreciation for warehouse equipment, and increased warehouse and shipping supplies.

The net revenue increased by 12.5% and the cost of goods sold increased by 7.5%, which resulted in our gross profit on sales increasing by 26.2%, or $179,998 from $686,865 in 2007 to $866,863 in 2008.

Selling, general and administrative expenses in 2008 were $654,203, an increase of 22.4% or $119,523 from $534,680 in 2007. The significant increases were in (i) increased salaries and wages, payroll taxes and employee benefits of approximately $46,000 due to two additional employees in sales and marketing and the increased accruals for managers’ bonus and employee profit sharing, (ii) increased sales and marketing expenses of approximately $32,000 mainly due to promotional expenses by our customers, increased cash discounts allowed to our customers resulting from higher sales, and advertising of our new products in trade magazines, and (iii) increased commissions accrued for our sales representatives of approximately $14,000 due to the increase in our sales for the quarter on which commissions are paid.

The income from operations improved by $60,475 from $152,185 in 2007 to $212,660 in 2008 as a result of our gross profit on sales increasing by $179,998 or 26.2%, which was more than the increase in selling, general and administrative expenses of $119,523 or 22.4%.

Interest expense for 2008 was $44,793, an increase of $6,053, from $38,740 in 2007. This increase was primarily due to the interest expense of approximately $7,000 for the new promissory notes payable to the six contributors executed in February 2008.

Income before litigation expense increased by $52,137 or 45.1% from $115,513 in 2007 to $167,650 in 2008 as a result of the income from operations increasing by $60,475 or 39.7%, which was more than the increase in interest and other expenses of $8,338 or 22.7%.

Litigation expenses were $559,122 for legal fees and expenses in 2008 as a result of us defending patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

The net loss for 2008 was $(391,472) as compared to net income of $115,513 for 2007 or an decrease in profit of $506,985. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 12.5%	$321,894
Cost of goods sold increase of 7.5%	(141,896)

Gross profit on sales increase of 26.2%	179,998
Selling, general and administrative expenses increase of 22.4%	(119,523)

Income from operations increase of 39.7%	60,475
Other income and expense, net decrease	(2,285)
Interest expense increase of 15.6%	(6,053)

Income before litigation expense
Increase of 45.1%	52,137
Litigation expense	(559,122)

Decrease in Profitability	$(506,985)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $500,000 in available funds at March 31, 2008 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2008, we had $2,619,175 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,500,000
Bank term note	7.60%	231,669
Bank term note	7.75%	62,029
Contributor notes payable	Prime plus 2%	600,000
Pet Zone Products Ltd (“Pet Zone”) term loan	7.75%	97,022
Installment notes payable	6.999% to 7.517%	28,455
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,500,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through September 30, 2008. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio or redeem any of our capital stock.

The installment notes payable are due in decreasing monthly payments from $3,554 to $801 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2009, to Beachcraft L.P. and $25,000 on August 1, 2008 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Net cash used in operating activities for the three months ended March 31, 2008 was $180,896. Cash was used by the net loss for the three months of $267,854, including the non-cash charges for depreciation of $112,719, amortization of $6,738, and stock option expense of $4,161. Cash was provided by the net change of $86,958 in our operating assets and liabilities as follows:

Accounts receivable increase	$(138,360)
Inventories increase	(370,501)
Prepaid expenses increase	(82,085)
Patent costs increase	(11,890)
Other assets increase	(58)
Accounts payable increase	567,247
Accrued expenses increase	122,605

Net change	$86,958

Net cash used in investing activities for the three months ended March 31, 2008 was $103,846, which was used for the acquisition of property and equipment. Cash provided by financing activities for the three months was $335,663 from the issuance of long-term debt of $600,000 and cash of $264,337 was used for the repayment on the bank line of credit and principal payments on long-term debt.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Summary of Significant Accounting Policies footnote to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, or (10) our ability to successfully defend the alleged patent infringement actions against us.

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting in the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to certain material legal proceedings which are described in our Annual Report on Form 10-KSB under the caption “Item 3 – Legal Proceedings” filed on March 28, 2008. During the fiscal quarter covered by this Quarterly Report on Form 10-Q, we have not been named in any new material legal proceedings and there have been no material developments in the previously reported legal proceedings.

Additionally, in the normal course of conducting its business, we may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity or results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a–14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a–14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 14, 2008	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2008	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)