Form 10-Q
period 2008-06-30
OURPETS CO
filed 2008-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2008	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

State the number of shares of outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of July 31, 2008, the Issuer had outstanding 15,246,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,495,259 shares of Common Stock.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,338	$28,843
Accounts receivable - trade, less allowance for doubtful accounts of $ 23,716 and $ 22,216	1,514,099	1,239,410
Inventories	3,884,865	3,395,512
Prepaid expenses	148,049	91,069

Total current assets	5,730,351	4,754,834

PROPERTY AND EQUIPMENT
Computers and office equipment	303,100	295,591
Warehouse equipment	254,176	228,542
Leasehold improvements	120,705	120,705
Tooling	3,308,083	3,267,127
Construction in progress	228,478	145,011

Total	4,214,542	4,056,976
Less accumulated depreciation	1,967,099	1,747,447

Net property and equipment	2,247,443	2,309,529

OTHER ASSETS
Patents, less amortization of $126,060 and $112,442	258,981	253,635
Goodwill	67,511	67,511
Domain names and other assets	16,879	16,821

Total other assets	343,371	337,967

Total assets	$8,321,165	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$2,000,000	$1,800,000
Current maturities of long-term debt	174,191	232,857
Accounts payable - trade	2,231,049	1,170,225
Accrued expenses	193,141	122,813

Total current liabilities	4,598,381	3,325,895

LONG-TERM DEBT
Long-term debt - less current portion above	1,044,977	250,655

Total liabilities	5,643,358	3,576,550

STOCKHOLDERS' EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,246,984 and 15,243,984 shares	4,168,434	4,167,804

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	53,513	40,809

ACCUMULATED DEFICIT	(2,146,819)	(985,512)

Total stockholders' equity	2,677,807	3,825,780

Total liabilities and stockholders' equity	$8,321,165	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$3,015,604	$2,816,812	$5,920,868	$5,400,182

Cost of goods sold	2,218,441	2,003,351	4,256,842	3,899,856

Gross profit on sales	797,163	813,461	1,664,026	1,500,326

Selling, general and administrative expenses	631,735	601,044	1,285,938	1,135,724

Income from operations	165,428	212,417	378,088	364,602

Other income and expense, net	1,028	1	811	2,069
Interest expense	(46,200)	(40,406)	(90,993)	(79,146)

Income before litigation expense and income taxes	120,256	172,012	287,906	287,525

Litigation expense	(890,091)	—	(1,449,213)	—

Income (loss) before income taxes	(769,835)	172,012	(1,161,307)	287,525

Income tax expense	—	—	—	—

Net income (loss)	$(769,835)	$172,012	$(1,161,307)	$287,525

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income (Loss)	$(0.05)	$—	$(0.08)	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,246,226	17,828,206	15,245,105	17,531,447

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	66,000	$602,679	15,243,984	$4,167,804	$40,809	$(985,512)	$3,825,780

Common Stock issued upon exercise of stock options	—	—	3,000	630	—	—	630

Net loss	—	—	—	—	—	(1,161,307)	(1,161,307)

Stock-based compensation expense	—	—	—	—	12,704	—	12,704

Balance at June 30, 2008	66,000	$602,679	15,246,984	$4,168,434	$53,513	$(2,146,819)	$2,677,807

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,161,307)	$287,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	219,652	218,744
Amortization expense	13,618	12,496
Stock option expense	8,323	18,604
Warrant expense	4,381	—
(Increase) in assets:
Accounts receivable - trade	(274,689)	(402,992)
Inventories	(489,353)	(8,657)
Prepaid expenses	(56,980)	(125,891)
Patent costs	(18,964)	(13,515)
Domain names and other assets	(58)	(195)
Increase (decrease) in liabilities:
Accounts payable - trade	1,060,824	122,055
Accrued expenses	70,328	(34,201)

Net cash (used in) provided by operating activities	(624,225)	73,973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(157,566)	(438,703)

Net cash (used in) investing activities	(157,566)	(438,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(129,344)	(80,060)
Net borrowing on bank line of credit	200,000	25,000
Issuances of Common Stock	630	82,786
Issuance of long-term debt	865,000	328,376

Net cash provided by financing activities	936,286	356,102

Net increase (decrease) in cash	154,495	(8,628)
CASH AT BEGINNING OF PERIOD	28,843	30,400

CASH AT END OF PERIOD	$183,338	$21,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$70,922	$74,892

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$3,063,114	$2,525,024
Components and packaging	821,751	870,488

Total	$3,884,865	$3,395,512

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

For the three months ended June 30, 2008, 45.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $711,079 and $646,244, respectively which represents 23.6% and 21.4% of total revenue.

For the three months ended June 30, 2007, 56.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $953,491 and $648,993, respectively which represents 33.9% and 23.0% of total revenue.

For the six months ended June 30, 2008, 43.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,377,786 and $1,198,384, respectively, which represents 23.3% and 20.2% of total revenue.

For the six months ended June 30, 2007, 55.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,584,953 and $1,388,927, respectively which represents 29.4% and 25.7% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of June 30, 2008, common shares that are or could be potentially dilutive include 1,410,500 stock options at exercise prices from $0.21 to $1.55 a share, 4,469,009 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2007, common shares that could be potentially dilutive include 1,006,000 stock options at exercise prices from $0.21 to $1.24 a share, 3,916,260 warrants to purchase Common Stock at exercise prices from $0.285 to $1.215 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect of the Company’s results of operations or financial position.

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

As discussed below and in Liquidity and Capital Resources on Pages 14 and 15, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2007 and from borrowings in the six months ended June 30, 2008.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2008 we had a balance due of $1,900,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $600,000. These funds are being used for expenses related to litigation on certain of our SmartScoop™ products and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors.

In June of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $265,000. These funds will be used by us for additional expenses related to litigation on certain of our SmartScoop™

Products. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 132,500 shares of our Common Stock at an option price of $0.50 per share, (c) issued warrants for the purchase of 265,000 shares of our Common Stock at an option price of $0.50 per share, which replaced 265,000 of the warrants issued in February of 2008 and (d)  entered into piggyback registration rights agreements with the contributors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

In the following discussion all references to 2008 are for the three months ended June 30, 2008 and all references to 2007 are for the three months ended June 30, 2007

Net revenue for 2008 was $3,015,604, an increase of 7.1% in revenue from $2,816,812 in 2007, consisting of net sales of proprietary products for the retail pet business. This increase of $198,792 was accomplished despite a reduction of approximately $242,000 in sales to one of our two largest customers due to soft retail sales and inventory adjustments. This sales decrease was more than offset by an increase of approximately $441,000 in sales to other customers including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, ecoPure products, and SmartScoop product items, were approximately $539,000. Our sales to foreign customers increased by approximately $43,000, or 53%, from 2007, mainly due to increased sales to customers in Canada.

While net revenue increased by 7.1% in 2008, cost of goods sold increased by 10.7%, from $2,003,351 in 2007 to $2,218,441 in 2008. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 11.7% primarily as a result of higher fuel surcharges by our carriers and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead cost increased by 6.7% from the comparable quarter in 2007 due to increased costs for salaries and wages for additional employees in warehouse operations. Also, costs increased in rental cost for our new warehouse which started in June 2007 to store our larger inventory and increased level of shipments.

As a result of the net revenue increasing by 7.1% and the cost of goods sold increasing by 10.7%, the Company’s gross profit on sales decreased by $16,298 or 2.0% from $813,461 in 2007 to $797,163 in 2008.

Selling, general and administrative expenses in 2008 were $631,735, an increase of 5.1% or $30,691 from $601,044 for 2007. The significant increase was in increased salaries and wages and payroll taxes of approximately $40,000 due to two additional employees in sales and marketing which was more than the decrease in accruals for professional services of approximately $24,000 due to decreased legal fees.

Income from our operations decreased by $46,989 from $212,417 in 2007 to $165,428 in 2008 as a result of the decrease in our gross profit on sales of $16,298 or 2.0%, and the increase in selling, general and administrative expenses of $30,691 or 5.1%.

Interest expense for 2008 was $46,200, an increase of $5,794, from $40,406 in 2007. This increase was primarily due to the interest expense of approximately $11,000 for the new promissory notes payable to the six contributors executed in February and June of 2008. This was more than the decrease in interest expense for the bank line of credit of approximately $4,000 due to the decrease in our average interest rate paid for the quarter from 8.94% in 2007 to 5.88% in 2008 which more than offset the increase in average principal balance outstanding from $1,281,000 in 2007 to $1,700,000 in 2008.

Income before litigation expense decreased by $51,756 or 30.1% from $172,012 in 2007 to $120,256 in 2008 as a result of the income from operations decreasing by $46,989 or 22.1%, and the increase in interest and other expenses of $4,767 or 11.8%.

Litigation expenses were $890,091 for legal fees and expenses in 2008 as a result of our defense against patent infringement actions in late 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

The net loss for 2008 was $769,835 as compared to net income of $172,012 for 2007 or a decrease in profitability of $941,847. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 7.1%	$198,792
Cost of goods sold increase of 10.7%	(215,090)

Gross profit on sales decrease of 2.0%	(16,298)
Selling, general and administrative expenses increase of 5.1%	(30,691)
Other income and expense, net increase	1,027
Interest expense increase	(5,794)

Income before litigation expense decrease of 30.1%	(51,756)
Litigation expense	(890,091)

Decrease in Profitability	$(941,847)

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

In the following discussion all references to 2008 are for the six months ended June 30, 2008 and all references to 2007 are for the six months ended June 30, 2007.

Net revenue for 2008 was $5,920,868, an increase of 9.6% in revenue from $5,400,182 in 2007, consisting of net sales of proprietary products for the retail pet business. This increase of $520,686 was accomplished despite a reduction of approximately $387,000 in sales to one of our two major customers due to soft retail sales and inventory adjustments. This sales decrease was more than offset by an increase of approximately $908,000 in sales to other customers including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, ecoPure products, and SmartScoop product items, were approximately $1,167,000. Our sales to foreign customers increased by approximately $71,000, or 39%, from 2007 mainly due to increased sales to customers in Canada.

While net revenue increased by 9.6% in 2008, cost of goods sold increased by 9.2%, from $3,899,856 in 2007 to $4,256,842 in 2008. This increase was the result of the cost of purchased products sold and freight increasing by 8.5% due mainly to the cost of the products used by the increase in sales. Our variable and fixed warehouse and overhead costs increased by 12.1% from the six months of 2007 due to the increased costs for salaries and wages for additional employees in warehouse operations to make displays for customer promotions and increased level of shipments. Also, costs increased for the rental cost of our new warehouse to store our increased inventory and increased level of shipments.

As a result of the net revenue increasing by 9.6% and the cost of goods sold increasing by 9.2%, our gross profit on sales increased by $163,700 or 10.9% from $1,500,326 in 2007 to $1,664,026 in 2008.

Selling, general and administrative expenses in 2008 were $1,285,938, an increase of 13.2% or $150,214 from $1,135,724 in 2007. The significant increases were in (i) increased salaries and wages of approximately $85,000 due to two additional employees in sales and marketing and increased accruals for payroll taxes expense, employee profit sharing and managers’ bonus, (ii) increased commissions accrued for our sales representatives of approximately $19,000 due to the higher sales in 2008, and (iii) increased sales and marketing expenses of approximately $33,000 mainly due to higher costs incurred for trade shows in 2008.

The income from operations improved by $13,486 from $364,602 in 2007 to $378,088 in 2008 as a result of our gross profit on sales increasing by $163,700 or 10.9%, which was more than the increase in selling, general and administrative expenses of $150,214 or 13.2%.

Interest expense for 2008 was $90,993, an increase of $11,847, from $79,146 in 2007. This increase was primarily due to the interest expense of approximately $18,000 for the new promissory notes payable to the six contributors executed in February and June of 2008. This was more than the decrease in interest expense for the bank line of credit of approximately $7,000 due to the decrease in average interest rate paid for the six months from 8.98% in 2007 to 6.26% in 2008 which more than offset the increase in average principal balance outstanding from $1,289,000 in 2007 to $1,629,000 in 2008.

Income before litigation expense increased by $381 from $287,525 in 2007 to $287,906 in 2008 as a result of the income from operations increasing by $13,486 or 3.7%, which was more than the increase in interest and other expenses of $13,105 or 17.0%.

Litigation expenses were $1,449,213 for legal fees and expenses in 2008 as a result of us defending patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

The net loss for 2008 was $1,161,307 as compared to net income of $287,525 for 2007 or an decrease in profitability of $1,448,832. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 9.6%	$520,686
Cost of goods sold increase of 9.2%	(356,986)

Gross profit on sales increase of 10.9%	163,700
Selling, general and administrative expenses increase of 13.2%	(150,214)
Other income and expense, net decrease	(1,258)
Interest expense increase	(11,847)

Income before litigation expense	381
Litigation expense	(1,449,213)

Decrease in Profitability	$(1,448,832)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $100,000 in available funds at June 30, 2008 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2008, we had $3,219,168 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,900,000
Bank term notes	7.60% & 7.75%	241,473
Contributor notes payable	Prime plus 2%	865,000
Pet Zone Products Ltd term loan	7.75%	89,024
Installment notes payable	7.517%	23,671
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,900,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through September 30, 2008. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our preferred stock subject to meeting the debt service coverage ratio.

The installment notes payable are due in monthly payments of $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2009, to Beachcraft L.P. and $25,000 on August 1, 2008 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Net cash used in operating activities for the six months ended June 30, 2008 was $624,225. Cash was used by the net operating loss for the six months ended June 30, 2008 of $915,333, including the non-cash charges for depreciation of $219,652, amortization of $13,618, stock option expense of $8,323 and warrant expense of $4,381. Cash was provided by the net change of $291,108 in our operating assets and liabilities as follows:

Accounts receivable increase	$(274,689)
Inventories increase	(489,353)
Prepaid expenses increase	(56,980)
Patent costs increase	(18,964)
Other assets increase	(58)
Accounts payable increase	1,060,824
Accrued expenses decrease	70,328

Net change	$291,108

Net cash used in investing activities for the six months ended June 30, 2008 was $157,566, which was used for the acquisition of property and equipment. Cash provided by financing activities for the six months ended June 30, 2008 was $936,286 consisting of $200,000 in net borrowing under the line of credit agreement with the bank, $865,000 in long-term debt and $630 from the issuance of common stock. Cash of $129,344 was used for the principal payments on long-term debt.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of end of the period covered by this report. There have been no changes in our internal control over financial reporting in the second quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to certain material legal proceedings, which are described in our Annual Report on Form 10-KSB under the caption “Item 3 – Legal Proceedings” filed on March 28, 2008. During the fiscal quarter covered by this Quarterly Report on Form 10-Q, we have not been named in any new material legal proceedings and there have been no material developments in the previously reported legal proceedings.

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

The Annual Meeting of Stockholders of the Company was held on May 30, 2008.

There were 13,580,808 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	13,560,939	0	19,869
Dr. William M. Fraser	13,560,939	0	19,869
James D. Ireland III	13,560,939	0	19,869
John Spirk	13,560,939	0	19,869
Dr. Steven Tsengas	13,559,339	0	21,469

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2008. Of the 13,580,808 shares present at the meeting in person or by proxy, 13,548,446 were voted in favor of such proposal, 32,362 shares were voted against such proposal, and no shares abstained from voting.

A vote was taken on the proposal to approve the adoption of the 2008 stock option plan. Of the 13,580,808 shares present at the meeting in person or by proxy, 11,178,194 were voted in favor of such proposal, 61,361 shares were voted against such proposal, and 2,341,253 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 14, 2008	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)