Form 10-Q
period 2008-09-30
OURPETS CO
filed 2008-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: September 30, 2008

Commission File No: 000-31279

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of October 31, 2008, the Registrant had outstanding 15,246,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,570,259 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,865	$28,843
Accounts receivable - trade, less allowance for doubtful accounts of $ 25,216 and $ 22,216	1,606,897	1,239,410
Inventories	3,506,707	3,395,512
Prepaid expenses	120,327	91,069

Total current assets	5,441,796	4,754,834

PROPERTY AND EQUIPMENT
Computers and office equipment	304,564	295,591
Warehouse equipment	254,176	228,542
Leasehold improvements	120,705	120,705
Tooling	3,330,491	3,267,127
Construction in progress	227,925	145,011

Total	4,237,861	4,056,976
Less accumulated depreciation	2,071,144	1,747,447

Net property and equipment	2,166,717	2,309,529

OTHER ASSETS
Patents, less amortization of $133,078 and $112,442	259,093	253,635
Goodwill	67,511	67,511
Domain name and other assets	16,879	16,821

Total other assets	343,483	337,967

Total assets	$7,951,996	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES

CURRENT LIABILITIES
Notes payable	$2,000,000	$1,800,000
Current maturities of long-term debt	147,844	232,857
Accounts payable - trade	2,293,281	1,170,225
Accrued expenses	279,004	122,813

Total current liabilities	4,720,129	3,325,895

LONG-TERM DEBT
Long-term debt - less current portion above	1,161,108	250,655

Total liabilities	5,881,237	3,576,550

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,246,984 and 15,243,984 shares	4,168,434	4,167,804

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares; issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	64,054	40,809

ACCUMULATED DEFICIT	(2,764,408)	(985,512)

Total stockholders’ equity	2,070,759	3,825,780

Total liabilities and stockholders’ equity	$7,951,996	$7,402,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2008	2007	2008	2007
Net revenue	$3,328,024	$2,429,749	$9,248,892	$7,829,931
Cost of goods sold	2,341,876	1,823,093	6,598,718	5,722,949

Gross profit on sales	986,148	606,656	2,650,174	2,106,982
Selling, general and administrative expenses	740,891	549,771	2,026,829	1,669,457

Income from operations	245,257	56,885	623,345	437,525
Other income and expense, net	1	1	812	2,070
Interest expense	(53,719)	(44,607)	(144,712)	(123,753)

Income before litigation expense and income taxes	191,539	12,279	479,445	315,842
Litigation expense	(809,128)	(9,035)	(2,258,341)	(25,073)

Income (loss) before income taxes	(617,589)	3,244	(1,778,896)	290,769
Income tax expense	—	—	—	—

Net income (loss)	$(617,589)	$3,244	$(1,778,896)	$290,769

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock: Net Income (Loss)	$(0.04)	$—	$(0.12)	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,246,984	18,166,595	15,245,736	17,782,896

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	66,000	$602,679	15,243,984	$4,167,804	$40,809	$(985,512)	$3,825,780
Common Stock issued upon exercise of stock options	—	—	3,000	630	—	—	630
Net income (loss)	—	—	—	—	—	(1,778,896)	(1,778,896)
Stock-based compensation expense	—	—	—	—	23,245	—	23,245

Balance at September 30, 2008	66,000	$602,679	15,246,984	$4,168,434	$64,054	$(2,764,408)	$2,070,759

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,778,896)	$290,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	323,697	318,407
Amortization expense	20,637	18,908
Stock option expense	13,485	32,557
Warrant expense	9,760	—
(Increase) in assets:
Accounts receivable - trade	(367,487)	(119,889)
Inventories	(111,195)	(249,079)
Prepaid expenses	(29,258)	(111,653)
Patent costs	(26,095)	(20,004)
Domain name and other assets	(58)	(195)
Increase in liabilities:
Accounts payable - trade	1,123,056	17,259
Accrued expenses	156,191	17,597

Net cash (used in) provided by operating activities	(666,163)	194,677

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(180,885)	(598,206)

Net cash (used in) investing activities	(180,885)	(598,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(192,060)	(141,738)
Net borrowing on bank line of credit	200,000	125,000
Issuances of Common Stock	630	83,753
Issuance of long-term debt	1,017,500	328,376

Net cash provided by financing activities	1,026,070	395,391

Net increase (decrease) increase in cash	179,022	(8,138)

CASH AT BEGINNING OF PERIOD	28,843	30,400

CASH AT END OF PERIOD	$207,865	$22,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$109,492	$118,979

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”), and SMP Company Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2008 and December 31, 2007 consist of.

	2008	2007
Finished goods	$2,685,116	$2,525,024
Components and packaging	821,591	870,488

Total	$3,506,707	$3,395,512

All inventories are pledged as collateral for bank and small business administration loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s, Pet Zone, SmartScoop, ecoPure Naturals, Play-N-Squeak, Durapet, Go! Cat Go!, and Dock Dogs labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2008, 38.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $685,573 and $587,729, respectively which represents 20.6% and 17.7% of total revenue, respectively.

For the three months ended September 30, 2007, 49.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $778,249 and $419,861, respectively which represents 32.0% and 17.3% of total revenue, respectively.

For the nine months ended September 30, 2008, 41.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,064,353 and $1,786,886, respectively which represents 22.3% and 19.3% of total revenue, respectively.

For the nine months ended September 30, 2007, 53.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,165,759 and $2,006,811, respectively which represents 27.7% and 25.6% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of September 30, 2008, common shares that are or could be potentially dilutive include 1,395,000 stock options at exercise prices from $0.26 to $1.55 a share, 4,545,259 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2007, common shares that could be potentially dilutive include 1,001,000 stock options at exercise prices from $0.21 to $1.55 a share, 3,967,592 warrants to purchase Common Stock at exercise prices from $0.285 to $1.450 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

SEPTEMBER 30, 2008

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset in not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

As discussed below and in Liquidity and Capital Resources on Pages 15 and 16, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during the year ended December 31, 2007 and from borrowings in the nine months ended September 30, 2008.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2008 we had a balance due of $1,900,000 under the line of credit with the bank at an interest rate of prime plus .75%.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $600,000. These funds were used for expenses related to litigation on certain of our SmartScoop™ products and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. These funds were used for additional expenses related to litigation on certain of our SmartScoop™

Products. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at an option price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at an option price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $125,000. These funds will be used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at option prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors.

RESULTS OF OPERATIONS

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

In the following discussion all references to 2008 are for the three months ended September 30, 2008 and all references to 2007 are for the three months ended September 30, 2007.

Net revenue for 2008 was $3,328,024, an increase of 37.0% in revenue from $2,429,749 in 2007, consisting of net sales of proprietary products for the retail pet business. This increase of $898,275 was accomplished despite a reduction of approximately $93,000 in sales to one of our two largest customers due to soft retail sales due in part to an increase of approximately $168,000 in sales to the other of our two largest customers. Sales to all other customers increased by approximately $823,000 including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, ecoPure products, new Durapet Bowl products, and SmartScoop product items, were approximately $484,000. Our sales to foreign customers increased by approximately $260,000, or 395%, from 2007, mainly due to increased sales to customers in Canada and England.

While net revenue increased by 37.0% in 2008, cost of goods sold increased by 28.5%, from $1,823,093 in 2007 to $2,341,876 in 2008. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 34.4% primarily as a result of the increased cost of products used due to higher sales and increased freight costs due to higher fuel surcharges by our carriers. Our variable and fixed warehouse and overhead costs increased by 6.5% from the comparable quarter in 2007 due to increased costs for salaries, wages, and payroll taxes for additional employees in warehouse operations and an increased accrual for employee profit sharing. Also, costs increased for warranty replacement costs mainly due to defective SmartScoop™ self-scooping cat litter boxes.

As a result of the net revenue increasing by 37.0% and the cost of goods sold increasing by 28.5%, our gross profit on sales increased by $379,492 or 62.6% from $606,656 in 2007 to $986,148 in 2008.

Selling, general and administrative expenses in 2008 were $740,891, an increase of 34.8% or $191,120 from $549,771 for 2007. The significant increases were in (i) increased sales and marketing expenses of approximately $95,000 mainly due to promotional and marketing expenses by our customers and our increased participation in trade shows, (ii) increased salaries, wages, and payroll taxes of approximately $59,000 due to three additional employees in sales and marketing and an increased accruals for employee profit sharing and managers’ bonus, (iii) increased commissions accrued for our sales representatives of approximately $24,000 due to higher sales in 2008, and (iv) increased accruals for professional services of approximately $10,000 due to increased legal fees.

Income from our operations increased by $188,372 from $56,885 in 2007 to $245,257 in 2008 as a result of the increase in our gross profit on sales of $379,492 or 62.6% and the increase in selling, general and administrative expenses of $191,120 or 34.8%.

Interest expense for 2008 was $53,719, an increase of $9,112, from $44,607 in 2007. This increase was primarily due to the interest expense of approximately $17,000 for the new promissory notes payable to the eight contributors executed in 2008. This was more than the decrease in interest expense for the bank term notes of approximately $4,000 due to the decrease in average principal balance from $420,000 in 2007 to $215,000 in 2008. Also interest expense for the bank line of credit decreased by approximately $2,000 due to the decrease in our average interest rate paid for the quarter from 8.99% in 2007 to 5.88% in 2008 which more than offset the increase in average principal balance from $1,350,000 in 2007 to $1,900,000 in 2008.

Income before litigation expense and income taxes increased by $179,260 or 1,459.9% from $12,279 in 2007 to $191,539 in 2008 as a result of the income from operations increasing by $188,372 or 331.1%, which exceeded the increase in interest of $9,112 or 20.4%.

Litigation expenses were $809,128 in 2008 and $9,035 in 2007 for legal fees and expenses as a result of our defense against patent infringement actions in late 2007 by a competitor alleging that our self-scooping cat litter box infringes on their patents.

The net loss for 2008 was $617,589 as compared to net income of $3,244 for 2007 or a decrease in profitability of $620,833. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 37.0%	$898,275
Cost of goods sold increase of 28.5%	(518,783)

Gross profit on sales increase of 62.6%	379,492
Selling, general and administrative expenses increase of 34.8%	(191,120)
Interest expense increase	(9,112)

Income before litigation expense increase of 1,459.9%	179,260
Litigation expense	(800,093)

Net Decrease in Profitability	$(620,833)

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

In the following discussion all references to 2008 are for the nine months ended September 30, 2008 and all references to 2007 are for the nine months ended September 30, 2007.

Net revenue for 2008 was $9,248,892, an increase of 18.1% in revenue from $7,829,931 in 2007, consisting of net sales of proprietary products for the retail pet business. This increase of $1,418,961 was accomplished despite a reduction of approximately $321,000 in sales to our two major customers due to soft retail sales and inventory adjustments. This sales decrease was more than offset by an increase of approximately $1,740,000 in sales to other customers including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, ecoPure products, new Durapet Bowl products, and new Healthy Pet Diner products were approximately $890,000. Our sales to foreign customers increased by approximately $334,000, or 134%, from 2007 mainly due to increased sales to customers in Canada.

While net revenue increased by 18.1% in 2008, cost of goods sold increased by 15.3%, from $5,722,949 in 2007 to $6,598,718 in 2008. This increase was the result of the cost of purchased products sold and freight increasing by 16.4% due mainly to the cost of the products consumed by the increase in sales. Our variable and fixed warehouse and overhead costs increased by 10.7% from the nine months of 2007 due to the increased costs for salaries, wages, and payroll taxes of approximately $42,000 for additional employees in warehouse operations to make displays for customer promotions and the increased level of shipments. Also, costs increased for the rent and property taxes on our new warehouse of approximately $40,000 which started in June 2007 to store our increased inventory and increased level of shipments and the increased cost of warranty replacement of approximately $22,000 mainly due to defective SmartScoop™ cat litter boxes.

As a result of the net revenue increasing by 18.1% and the cost of goods sold increasing by 15.3%, our gross profit on sales increased by $543,192 or 25.8% from $2,106,982 in 2007 to $2,650,174 in 2008.

Selling, general and administrative expenses in 2008 were $2,026,829, an increase of 21.4% or $357,372 from $1,669,457 for 2007. The significant increases were in (i) increased salaries, wages, and payroll taxes of approximately $144,000 due to three additional employees in sales and marketing and increased accruals for employee profit sharing and managers’ bonus, (ii) increased sales and marketing expenses of approximately $124,000 mainly due to promotional and incentive expenses by our customers and higher costs incurred for trade shows, and (iii) increased commissions accrued for our sales representatives of approximately $43,000 due to the higher sales in 2008.

Income from our operations improved by $185,820 from $437,525 in 2007 to $623,345 in 2008 as a result of our gross profit on sales increasing by $543,192 or 25.8%, which was more than the increase in selling, general and administrative expenses of $357,372 or 21.4%.

Interest expense for 2008 was $144,712, an increase of $20,959, from $123,753 in 2007. This increase was primarily due to the interest expense of approximately $35,000 for the new promissory notes payable to the eight contributors executed in 2008. This was more than the decrease in interest expense for the bank line of credit of approximately $9,000 due the decrease in our average rate paid for the nine months from 8.98% in 2007 to 6.15% in 2008 which more than offset the increase in average principal balance from $1,310,000 in 2007 to $1,710,000 in 2008.

Income before litigation expense increased by $163,603 from $315,842 in 2007 to $479,445 in 2008 as a result of the income from operations increasing by $185,820 or 42.5%, which was more than the increase in interest and other expenses of $22,217 or 18.3%.

Litigation expenses were $2,258,341 in 2008 and $25,073 in 2007 for legal fees and expenses as a result of our defense against patent infringement actions in late 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

The net loss for 2008 was $1,778,896 as compared to net income of $290,769 for 2007 or a decrease in profitability of $2,069,665. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 18.1%	$1,418,961
Cost of goods sold increase of 15.3%	(875,769)

Gross profit on sales increase of 25.8%	543,192
Selling, general and administrative expenses increase of 21.4%	(357,372)
Other income and expense, net decrease	(1,258)
Interest expense increase of 16.9%	(20,959)

Income before litigation expense increase of 51.8%	163,603
Litigation expense	(2,233,268)

Net Decrease in Profitability	$(2,069,665)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $100,000 in available funds at September 30, 2008 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2008, we had approximately $3,308,952 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,900,000
Bank term notes	7.60% & 7.75%	188,207
Contributor notes payable	Prime plus 2%	1,017,500
Pet Zone Products Ltd term loan	7.75%	80,871
Installment notes payable	7.517%	22,374
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,900,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through December 31, 2008. Under our agreement with the bank we are required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our preferred stock subject to meeting the debt service coverage ratio.

The installment notes payable are due in monthly payments of $560 including interest through March, 2012. The other notes payable are due in the amount of $75,000 on February 1, 2009, to Beachcraft L.P. and $25,000 on August 1, 2009 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 and $561,000 for the year ended 2006. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2008 and 2009. We have no material commitments for capital expenditures.

Net cash used in operating activities for the nine months ended September 30, 2008 was $666,163. Cash was used in the net operating loss for the nine months ended September 30, 2008 of $1,411,317, including the non-cash charges for depreciation of $323,697, amortization of $20,637, stock option expense of $13,485 and warrant expense of $9,760. Cash was provided by the net change of $745,154 in our operating assets and liabilities as follows:

Accounts receivable increase	$(367,487)
Inventories increase	(111,195)
Prepaid expenses increase	(29,258)
Patent costs increase	(26,095)
Other assets increase	(58)
Accounts payable increase	1,123,056
Accrued expenses increase	156,191

Net change	$745,154

Accounts receivable increased to $1,606,897 at September 30, 2008 from $1,239,410 at December 31, 2007, an increase of $367,487. This increase was primarily as a result of the increase in the amount due of approximately $103,000 from our two major customers. Amounts due from each of these customers were $359,168 and $168,279, which represents 22.0% and 10.3% of total accounts receivable, respectively.

Net cash used in investing activities for the nine months ended September 30, 2008 was $180,885, which was used for the acquisition of property and equipment. Cash provided by financing activities for the nine months ended September 30, 2008 was $1,026,070 consisting of $200,000 in net borrowing under the line of credit agreement with the bank, the $1,017,500 in long-term debt, and the $630 issuance of Common Stock. Cash of $192,060 was used for the principal payments on long-term debt.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting in the third quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to other material legal proceedings, which are described in our previous Quarterly Report on Form 10-Q under the caption “Item 1 – Legal Proceedings” filed on May 14, 2008. Except as discussed herein, we have not been named in any new material legal proceedings, and there have been no material developments in the previously reported legal proceedings.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harmon (“Harmon”), entered into an Indemnity Agreement whereby Akon and Harmon, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, we filed an action against Akon, the directors of Akon, and Harmon in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. The parties to the litigation each filed motions for summary judgment. In a recent decision of the court, our claims against Akon and Harmon were preserved, while claims against other related parties were dismissed. We do not know at this time how quickly the litigation will proceed now that the court has ruled on the outstanding motions. While we believe that our case against Akon and Harmon is strong, we cannot predict the likely outcome of this action.

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. The case is currently partially stayed in view of the International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent is continuing and is in the discovery phase.

On or about December 2, 2007, Applica filed a complaint with the U.S. ITC in Washington D.C. whereby Applica is seeking an order that permanently excludes the Company from importing products that allegedly infringe on one of Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination is expected to be issued in early December. The Company continues to believe both these actions to be without merit and is vigorously defending against them.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a – 14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2008	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	/s/ John G. Murchie
John G. Murchie
Vice President, Treasurer and Controller
(Principal Financial Officer)