Form 10-K
period 2008-12-31
OURPETS CO
filed 2009-03-31
CIK 1094139

As filed with the Securities and Exchange Commission on March 31, 2009

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes    ☒  No

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes    ☒  No

Issuer’s revenues for the fiscal year ended December 31, 2008 were $12,410,135. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $1,088,059 as of March 23, 2009. As of March 23, 2009, the issuer had outstanding 15,312,984 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 15, 2009.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2008

This report on the Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our cash needs and ability to fund our requirements, building of our market presence and ability to succeed as planned and our ability to successfully obtain and protect our patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors” for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 280 products for dogs, cats, domestic and wild birds and other small animals. Products are marketed under the OurPet’s, Pet Zone, SmartScoop, ecopure Naturals, Play-N-Squeak, Durapet, Go! Cat Go!, and DockDogs labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price and quality.

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

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 260 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 260 customers for the year ended December 31, 2008, 42.5% of our revenue was derived from Wal-Mart and PetsMart. Revenue generated from each of these customers amounted to $2,798,485 and $2,472,099, respectively, which represents 22.6% and 19.9% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat and dog waste management products, and natural and nutritional pet supplements and topical products. We conduct our marketing and sales activities through ten in-house officers and/or employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 15% of net sales to customers.

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

Most of our products are proprietary and we have been granted or assigned 52 United States patents for dog and cat feeders and have 54 United States patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 31 additional trademark registrations and applied for 4 trademark registrations, which are still pending.

As of March 23, 2009, we had 26 full-time employees consisting of four officers, seven other employees in sales and marketing, two employees in engineering, five employees in finance and administration, two employees in operations and six employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $141,111 for the year ended December 31, 2008 and $153,184 for the year ended December 31, 2007.

Item 1A. Risk Factors

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

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman, President and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Scott T. Fitzhugh, Vice President of Sales and Marketing, and Scott R. Mendes, Chief Financial Officer. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We do not have employee contracts with our key personnel and may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 52 U.S. patents issued or assigned and 54 U.S. patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

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

The costs of defending the alleged patent infringement actions against us may not be recouped even if we are successful in our defense, and could harm our profitability.

While we have been successful thus far in defending certain patent litigation filed against us by a competitor, the cost of our defense has had a negative impact on our profitability. We do not know how long the litigation (including appeals) may continue. Even if we continue to be successful in defending this litigation, our legal expenses could be signficant.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 15,312,984 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 23, 2009, we had outstanding 66,000 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 660,000 shares of Common Stock at a conversion rate of $1.00 per share. Also as of March 23, 2009, we had outstanding 4,363,817 warrants to purchase an aggregate of 4,363,817 shares of Common Stock at exercise prices ranging from $0.283 to $1.438 per share and options to purchase an aggregate of 1,520,000 shares of Common Stock at exercise prices ranging from $0.20 to $1.55 per share. We have reserved an aggregate of 2,350,000 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2. Properties.

We lease a 64,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties, at a current monthly rental of $26,667 plus real estate taxes. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and

Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. We have entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon. We believe that this facility will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3. Legal Proceedings.

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, we filed an action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. On March 3, 2009, the parties agreed to settle and dismiss the pending action and the settlement agreement and mutual release were executed as of March 27, 2009.

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently partially stayed in view of the International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent is continuing and is in the discovery stage.

On or about December 2, 2007, Applica filed a complaint with the U.S. ITC in Washington D.C. whereby Applica is seeking an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. We believe that the one claim on which we lost was decided on incorrect facts, and we have appealed the determination on that claim and expect a ruling on the appeal in early April. The Company continues to believe these actions to be without merit and is vigorously defending against them.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low
March 31, 2007	1.15	0.74
June 30, 2007	1.85	0.81
September 30, 2007	1.73	1.07
December 31, 2007	1.35	0.65
March 31, 2008	1.00	0.56
June 30, 2008	1.01	0.38
September 30, 2008	0.54	0.27
December 31, 2008	0.43	0.15

As of March 23, 2009, we had approximately 135 holders of record of Common Stock.

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

Item 6. Select Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

As discussed below and in Liquidity and Capital Resources on Pages 12 and 13, we have funded our operations principally from net cash provided by operating activities and with bank borrowings during 2007 and from borrowings during 2008.

During 2008 we had a net borrowing of $100,000 from our line of credit facility with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2008 and December 31, 2007 we had balances of $1,800,000 and $1,700,000, respectively, under the line of credit with the bank at an interest rate of prime plus .75%.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $600,000. These funds were used by us for expenses related to litigation on certain of its SmartScoop™ products and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 301,212 warrants exercisable at $0.821 per share in accordance with the warrant anti-dilution provisions.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. These funds were used for additional expenses related to the litigation on certain of our SmartScoop™ Products. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at an option price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at an option price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 440,512 warrants exercisable at $0.498 per share in accordance with the warrant anti-dilution provisions.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $125,000. These funds were used for expenses related to the litigation on certain of our SmartScoop™ products. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at option prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 12,550 and 50,251 warrants exercisable at $0.498 and $0.398 per share respectively, in accordance with the warrant anti-dilution provisions.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with the Company, pursuant to which each contributor loaned certain funds to us totaling $350,000. These funds were used for expenses related to the litigation on certain of our SmartScoop™ products. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share were adjusted to 25,126 warrants exercisable at $0.398 per share in accordance with the warrant anti-dilution provisions.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In the following discussion all references to 2008 are for the year ended December 31, 2008 and all references to 2007 are for the year ended December 31, 2007.

Net revenue for 2008 was $12,410,135, an increase of 17.5% in revenue from $10,561,204 in 2007, consisting of sales of proprietary products for the retail pet business. This increase of $1,848,931 was accomplished despite a reduction of approximately $124,000 in sales to our two largest customers due to soft retail sales and inventory adjustments. This sales decrease was more than offset by an increase of approximately $1,973,000 in sales to other customers including both sales of new products and sales to new customers. Total sales to all customers of new products in 2008 that were not sold in 2007, including the new Play-N-Squeak products, ecoPure products, new Durapet Bowl products, and new CatMat products, were approximately $1,302,000. Our sales to foreign customers increased by approximately $279,000, or 57.4%, from 2007 mainly due to increased sales to customers in Canada, Israel and Hong Kong.

While net revenue increased by 17.5% in 2008, cost of goods sold also increased by 15.1%, from $7,743,553 in 2007 to $8,911,274 in 2008. This increase of $1,167,721 was as a result of an increase of 15.5% in the cost of purchased products sold and freight due to the increased volume of products sold and higher freight costs as a result of increased fuel surcharges by our freight carriers. Our variable and fixed warehouse and overhead costs increased by 13.2% from 2007 due to the increased costs for salaries, wages, and payroll taxes of approximately $52,000 for additional employees in warehouse operations to make displays for customer promotions and the increased level of shipments. Also, costs increased for rent on our new warehouse of approximately $40,000 which started in June 2007 to store our increased inventory and increased level of shipments and the increased cost of warranty replacement and rework of approximately $55,000 mainly due to defective SmartScoop™ cat litter boxes.

The net revenue increased by 17.5% and the cost of goods sold increased by 15.1% , which resulted in our gross profit on sales increasing by 24.2%, or $681,210, from $2,817,651 in 2007 to $3,489,861 in 2008.

Selling, general and administrative expenses in 2008 were $2,712,303, an increase of $428,718, or 18.8%, from $2,283,585 in 2007. The significant increases were in (i) increased salaries, wages, and payroll taxes of approximately $208,000 due to three additional employees in sales and marketing and the increased accruals for employee profit sharing and managers’ bonus, (ii) increased sales and marketing expenses of approximately $115,000 mainly due to promotional and incentive expenses by our customers and higher costs incurred for trade shows, (iii) accruals for commissions due to our sales representatives of approximately $59,000 mainly due to increased sales in 2008, and accruals for stock-based compensation expense of approximately $32,000 mainly due to the number of stock purchase warrants issued in 2008.

Litigation expenses were $2,322,983 for 2008 an increase of $2,140,602 from $182,381 for legal fees and expenses as a result of us defending patent infringement actions filed against us in 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

Income (loss) from operations decreased by $1,888,110, from income of $351,685 in 2007 to a loss of $1,536,425 in 2008. This was the result of the increases in litigation expenses of $2,140,602 and in selling, general and administrative expenses of $428,718, which were more than the increase in our gross profit on sales of $681,210.

Interest expense for 2008 was $193,350 an increase of 13.9%, or $23,610, from $169,740 in 2007. This increase was primarily due to the interest expense of approximately $53,000 for the new promissory notes payable to the ten contributors executed in 2008. This was more than the decrease in interest expense for the bank line of credit of approximately $19,000 due to the decrease in our average rate paid for the year from 8.73% in 2007 to 5.86% in 2008 which more than offset the increase in average principal balance outstanding from $1,390,000 in 2007 to $1,738,000 in 2008.

The net loss for 2008 was $1,728,198 as compared to net income in 2007 of $186,886 or a decrease in profitability of $1,915,084. This decrease was as a result of the following changes from 2007 to 2008:

Net revenue increase of 17.5%	$1,848,931
Cost of goods sold increase of 15.1%	(1,167,721)

Gross profit on sales increase of 24.2%	681,210
Selling, general and administrative expenses increase of 18.8%	(428,718)
Litigation expense	(2,140,602)
Other income and expense	(3,364)
Interest expense increase of 13.9%	(23,610)

Decrease in Profitability	$(1,915,084)

Liquidity and Capital Resources

Our operating activities provide cash by the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $106,000 in available funds at December 31, 2008 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2008, we had $3,518,617 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,800,000
Bank term note	7.60%	159,110
Contributor notes payable	Prime plus 2%	1,367,500
Pet Zone Products Ltd term loan	7.75%	72,560
Installment note payable	7.3%	19,447
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,800,000 is under a line of credit agreement with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2009. Under our agreement with the bank we are currently required to: (i) maintain a debt service coverage ratio of 1.15; (ii) maintain a tangible net worth of $3,000,000; and (iii) obtain permission from the bank to incur additional indebtedness, enter into additional leases that would cause total lease payments to exceed $190,280 in any fiscal year, make any expenditures for property and equipment in excess of $300,000 in any fiscal year, or pay cash dividends other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio or redeem any of our capital stock. At December 31, 2008 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.18 and a tangible net worth of $3,355,644.

The installment notes payable are due in monthly payments of $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2010 to Beachcraft L.P. and $25,000 on July 31, 2009 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2010 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the warrant anti-dilution provisions. These warrants were exercised in 2007.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 but recorded a loss of approximately $1,728,000 for the year ended 2008 and therefore relied on cash from our financing activities to fund our operations. The loss for 2008 included approximately $2,323,000 of litigation expenses which adversely affected our liquidity and financial covenants. We expect to have significantly lower litigation expenses in 2009 resulting in a positive cash flow from operating activities for the year. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2009. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2008 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$3,518,617	$2,044,581	$1,172,376	$301,660	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	3,560,963	372,421	779,012	833,403	1,576,127

Total Contractual Cash Obligations	$7,079,580	$2,417,002	$1,951,388	$1,135,063	$1,576,127

Net cash used in operating activities for the year ended December 31, 2008 was $692,764. Cash was used in the net operating loss for the year of $1,202,472, including the non-cash charges for depreciation of $441,219, amortization of $27,767, stock option expense of $19,356, and warrant expense of $37,384. Cash was provided by the net change of $509,708 in our operating assets and liabilities as follows:

Accounts receivable increase	$(181,474)
Inventories decrease	91,895
Prepaid expenses decrease	17,074
Patent cost increase	(33,638)
Other assets decrease	4,471
Accounts payable increase	68,142
Accrued expenses increase	543,238

Net change	$509,708

The increase in accounts receivable from December 31, 2007 to December 31, 2008 was caused principally by the increase in gross sales from December 2007 to December 2008 of approximately $143,000. Our accrued expenses increased from December 31, 2007 to December 31, 2008 as a result of the deferred legal fees of approximately $380,000 and the increase of accrued interest of approximately $66,000.

Net cash used in investing activities for the year ended December 31, 2008 was $208,240, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $1,235,734. Cash of $100,000 was provided by the net borrowing under the line of credit agreement with the bank, $1,367,500 was provided by the issuance of long-term debt and $629 was provided by issuance of Common Stock. Cash of $232,395 was used for the principal payments on long-term debt.

Net cash provided by operating activities for the year ended December 31, 2007 was $73,299. Cash was provided by the net operating income for the year of $667,498, including the non-cash charges for depreciation of $430,750, amortization of $25,439 and stock option expense of $24,423. Cash was used for the net change of $(594,199) in our operating assets and liabilities. These changes consisted of increases in accounts receivable of $78,578, inventories of $546,532, prepaid expenses of $42,838, patent cost of $29,005 and other assets of $4,666, and a decrease in accrued expenses of $42,160, which were partially offset by an increase in accounts payable of $149,580.

Net cash used in investing activities for the year ended December 31, 2007 was $632,078, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $557,222. Cash of $400,000 was provided by the net borrowing under the line of credit agreement with the bank, $328,376 was provided by the issuance of long-term debt, and $33,753 was provided by issuances of Common Stock. Cash of $204,907 was used for the principal payments on long-term debt.

Critical Accounting Policies/Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Summary of Significant Accounting Policies footnote to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of OurPet’s Company as of December 31, 2008 and 2007, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 9A(T). Controls and Procedures.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management of OurPet’s is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors” and “Executive Officers” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 15, 2009.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Stockholders” of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Transactions,” and “Board of Directors—Director Independence” of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following consolidated financial statements of the Company and its subsidiary are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 21-38).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan.(14)

10.44	First Amendment to the 2008 Stock Option Plan. (filed herewith)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS Steven Tsengas	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2009

/S/ SCOTT R. MENDES Scott R. Mendes	Chief Financial Officer (principal accounting officer)	March 31, 2009

/S/ JOSEPH T. AVENI Joseph T. Aveni	Director	March 31, 2009

/S/ WILLIAM M. FRASER William M. Fraser	Director	March 31, 2009

/S/ JAMES D. IRELAND III James D. Ireland III	Director	March 31, 2009

/S/ JOHN SPIRK John Spirk	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2008 and December 31, 2007, and the consolidated results of their operations and cash flows for the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of OurPet’s Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, which is included in Form 10-K and, accordingly, we do not express an opinion thereon.

S. R. Snodgrass, A. C.

Certified Public Accountants

Mentor, Ohio

March 10, 2009

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,573	$28,843
Accounts receivable—trade, less allowance for doubtful accounts of $22,477 and $22,216	1,420,884	1,239,410
Inventories	3,303,617	3,395,512
Prepaid expenses	73,995	91,069

Total current assets	5,162,069	4,754,834

PROPERTY AND EQUIPMENT
Computers and office equipment	296,298	295,591
Warehouse equipment	254,176	228,542
Leasehold improvements	120,705	120,705
Tooling	3,316,059	3,267,127
Construction in progress	199,386	145,011

Total	4,186,624	4,056,976
Less accumulated depreciation	2,110,074	1,747,447

Net property and equipment	2,076,550	2,309,529

OTHER ASSETS
Patents, less amortization of $140,209 and $112,442	259,506	253,635
Goodwill	67,511	67,511
Domain names and other assets	12,350	16,821

Total other assets	339,367	337,967

Total assets	$7,577,986	$7,402,330

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2008	2007
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,900,000	$1,800,000
Current maturities of long-term debt	144,581	232,857
Accounts payable—trade	1,238,367	1,170,225
Accrued expenses	666,051	122,813

Total current liabilities	3,948,999	3,325,895

LONG-TERM DEBT
Long-term debt—less current portion above	1,474,036	250,655

Total long-term debt	1,474,036	250,655

Total liabilities	5,423,035	3,576,550

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,312,984 and 15,243,984 shares	4,196,153	4,167,804
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	69,829	40,809

ACCUMULATED DEFICIT	(2,713,710)	(985,512)

Total stockholders’ equity	2,154,951	3,825,780

Total liabilities and stockholders’ equity	$7,577,986	$7,402,330

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Net revenue	$12,410,135	$10,561,204
Cost of goods sold	8,911,274	7,743,553

Gross profit on sales	3,498,861	2,817,651
Selling, general and administrative expenses	(2,712,303)	(2,283,585)
Litigation expense	(2,322,983)	(182,381)

Income (loss) from operations	(1,536,425)	351,685
Other income and expense, net	1,577	4,941
Interest expense	(193,350)	(169,740)

Income (loss) before income taxes	(1,728,198)	186,886
Income tax expense	—	—

Net income (loss)	$(1,728,198)	$186,886

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net income (loss)	$(0.12)	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,257,050	17,680,760

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2007	66,000	$602,679	15,035,473	$4,011,451	$88,986	$(1,172,398)	$3,530,718
Common Stock issued for payment of product development fees	—	—	50,454	50,000	—	—	50,000
Common Stock issued upon exercise of stock options	—	—	13,333	4,067	—	—	4,067
Common Stock issued upon exercise of warrants	—	—	78,724	29,686	—	—	29,686
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	72,600	(72,600)	—	—
Net income for the year	—	—	—	—	—	186,886	186,886
Stock-based compensation expense	—	—	—	—	24,423	—	24,423

Balance at December 31, 2007	66,000	602,679	15,243,984	4,167,804	40,809	(985,512)	3,825,780
Common Stock issued upon exercise of stock options	—	—	3,000	629	—	—	629
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	27,720	(27,720)	—	—
Net (loss) for the year	—	—	—	—	—	(1,728,198)	(1,728,198)
Stock-based compensation expense	—	—	—	—	56,740	—	56,740

Balance at December 31, 2008	66,000	$602,679	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,728,198)	$186,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	441,219	430,750
Amortization expense	27,767	25,439
Stock option expense	19,356	24,423
Warrant expense	37,384	—
(Increase) decrease in assets:
Accounts receivable—trade	(181,474)	(78,578)
Inventories	91,895	(546,532)
Prepaid expenses	17,074	(42,838)
Patent costs	(33,638)	(29,005)
Domain name and other assets	4,471	(4,666)
Increase (decrease) in liabilities:
Accounts payable—trade	68,142	149,580
Accrued expenses	543,238	(42,160)

Net cash (used in) provided by operating activities	(692,764)	73,299

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(208,240)	(632,078)

Net cash used in investing activities	(208,240)	(632,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(232,395)	(204,907)
Net borrowing on bank line of credit	100,000	400,000
Issuances of Common Stock	629	33,753
Issuance of long-term debt	1,367,500	328,376

Net cash provided by financing activities	1,235,734	557,222

Net increase (decrease) in cash	334,730	(1,557)
CASH AT BEGINNING OF YEAR	28,843	30,400

CASH AT END OF YEAR	$363,573	$28,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$138,535	$166,846

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$27,720	$72,600

Common Stock issued in payment of product development fees	$—	$50,000

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

Accounts Receivable—Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2008 and 2007 in the amount of $22,477 and $22,216, respectively.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$2,425,396	$2,525,024
Components and packaging	878,221	870,488

Total	$3,303,617	$3,395,512

All inventories are pledged as collateral for bank loans.

Impairments—Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Property and Equipment—Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line and units sold for certain tooling methods over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	20 to 39 years
Tooling	3 to 7 years
Warehouse equipment	5 to 7 years

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All property and equipment is pledged as collateral for bank loans. Total depreciation for the years ended December 31, 2008 and December 31, 2007 was $441,219 and $430,750, respectively.

Intangible Assets—The Company adopted the provisions of FASB Statement 142 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $33,638 in the year ended December 31, 2008 and $29,005 in the year ended December 31, 2007 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s, Pet Zone, SmartScoop, ecoPure Naturals, Play-N-Squeak, Durapet, Go! Cat! Go!, and DockDogs brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2008, 42.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,798,485 and $2,472,099, which represents 22.6% and 19.9% of total revenue, respectively.

For the year ended December 31, 2007, 51.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,781,821 and $2,612,842, which represents 26.3% and 24.8% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2008 and December 31, 2007 was $141,111 and $153,184, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2008 and December 31, 2007 was $32,513 and $32,852, respectively.

Shipping and Handling Costs—Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options—In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. FAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006,

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2008 and 2007 as a result of stock options was $19,356 and $24,423, respectively.

Net Income Per Common Share—Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included. As of December 31, 2008, common shares that are or could be potentially dilutive include 1,395,000 stock options at exercise prices from $0.260 to $1.550 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2007, common shares that are or could be potentially dilutive include 1,000,500 stock options at exercise prices from $0.210 to $1.550 a share, 3,986,509 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2008	2007
Revolving note payable—Bank, under line of credit facility of up to $2,000,000 with interest at prime plus .75% (4.00% at December 31, 2008 and 8.00% at December 31, 2007). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$1,800,000	$1,700,000
Note payable—Bank, loan of $300,000, due in 36 monthly installments of $9,362 including interest at 7.60% beginning July 23, 2007. This note is secured by all inventory, chattel paper, accounts, equipment and general intangibles.	159,110	254,931
Note payable—Bank, loan of $300,000, due in 34 monthly installments of $9,870 including interest at 7.75% beginning February 1, 2006 and a payment of interest only on the principal balance on January 1, 2006. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	—	89,999
Note payable—Pet Zone Products Ltd, due in quarterly installments of $9,878 through December 31, 2010 including interest at 7.75%. This note is subordinated to the bank loans.	72,560	104,868
Note payable—former director and shareholder, due on February 1, 2010. Interest at prime plus 3% (6.25% at December 31, 2008 and 10.25% at December 31, 2007) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on July 31, 2009. Interest is payable quarterly at 10%. This note is subordinated to the bank loans.	25,000	25,000
Notes payable—directors, shareholders, and investors due beginning in 2010 through 2012. Interest calculated quarterly at prime plus 2% (5.25% at December 31, 2008). These notes are subordinated to the bank loans.	1,367,500	—
Installment notes payable—due in monthly payments decreasing from $3,554 to $560 including interest through March 27, 2012. Interest rates range from 7% to 7.5%.	19,447	33,714

	3,518,617	2,283,512
Less current portion of long-term debt	2,044,581	2,032,857

	$1,474,036	$250,655

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2009	$2,044,581
2010	698,523
2011	473,853
2012	301,660

$3,518,617

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (continued)

meeting the debt service coverage ratio; (iii) exceed $300,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $3,000,000.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on July 31, 2009 with interest payable quarterly. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due February 1, 2010) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes due in two years for $600,000, due in three years for $467,500, and due in four years for $300,000 all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at option prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 835,976 warrants exercisable at $0.370 to $0.821 per share in accordance with the warrant anti-dilution provisions.

INTANGIBLE ASSETS

	As of December 31, 2008		As of December 31, 2007
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$399,715	$140,209	$366,077	$112,442

Unamortized intangible assets:
Domain names	$11,000	$—	$11,000	$—

Amortization expense for year ended 12/31	$27,767		$25,439

Estimated amortization expense:
For year ending 12/31/09	$28,665
For year ending 12/31/10	$28,665
For year ending 12/31/11	$28.665
For year ending 12/31/12	$28,665
For year ending 12/31/13	$28,665

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $26,667 plus real estate taxes. The Company entered into a new ten year lease with Senk

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RELATED PARTY TRANSACTIONS (continued)

Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon. Lease expense for the year ended December 31, 2008 and the year ended December 31, 2007 was $341,213 and $273,286, respectively.

On January 15, 2007 and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”), one of the principals of NSDA is John Spirk, a member of the Company’s Board of Directors and a shareholder. Also, NSDA indirectly owns shares of the Company through its ownership in Pet Zone Products, Ltd., a significant shareholder of the Company. The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company. Through December 31, 2008, the Company has been invoiced $780,130 by NSDA including $403,385 in deferred payments of which $50,000 was paid with 50,454 shares of the Company’s Common Stock. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1,2009.

CONCENTRATION OF CREDIT RISK

At December 31, 2008, 47.6% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $328,642, $165,218, $97,535, and $95,123, which represents 22.8%, 11.4%, 6.8%, and 6.6% of total accounts receivable, respectively.

At December 31, 2007, 41.8% of the Company’s accounts receivable was due from three major customers. Amounts due from each of these customers were $311,478, $113,049, and $103,379, which represents 24.7%, 8.9% and 8.2% of total accounts receivable, respectively.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS

At December 31, 2008, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
2001 Directors for fees	7,335	1.193	October 1, 2009
2002 Payment for services	25,932	1.205	August 3, 2009
2003 Note payable to director	12,909	0.397	September 4, 2009
2004 Directors for fees	57,385	0.283	October 1, 2012
2005 Directors for guarantees	152,122	0.424	November 14, 2012
2006 Acquisition of business	2,770,559	0.591	January 2, 2013
2006 Note payable to stockholder	126,129	0.332	January 3, 2013
2006 Payment for services	20,243	0.494	April 20, 2013
2006 Director for guarantee	253,256	0.691	August 2, 2013
2007 Directors for fees	51,760	1.438	August 17, 2012
2008 Payment for services	50,211	0.946	January 11, 2013
2008 Note payable to contributor	7,537	0.821	February 8, 2013
2008 Notes payable to contributors	293,675	0.498	February 8, 2013
2008 Notes payable to contributors	133,032	0.498	June 20, 2013
2008 Note payable to contributor	12,550	0.498	July 24, 2013
2008 Note payable to contributor	13,805	0.498	July 30, 2013
2008 Note payable to contributor	50,251	0.398	August 13, 2013
2008 Note payable to contributor	25,126	0.398	October 7, 2013
2008 Note payable to contributor	300,000	0.370	November 7, 2013

Total	4,363,817

The exercise price for the common shares issuable under the warrants to purchase 2,770,559 shares is $0.591 per share if exercised on or before January 2, 2011 or $0.666 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.741 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLANS

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. On May 2, 2008, the Board of Directors approved the 2008 Stock Option Plan, which was approved by the shareholders on May 30, 2008. The 2008 Plan supersedes the 1999 Plan and no further options will be granted under the 1999 Plan. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,000,000 shares of its Common Stock for issuance upon the exercise of options granted under the 2008 Plan. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. On February 11, 2009, the Board of Directors approved the adjustment of the expiration date for all options expiring in 2009 for an additional five years from the original expiration date. The following table summarizes activity in options under the Plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	994,500	$.34
Granted	46,000	1.13
Exercised	13,333.31
Forfeited	26,667.37
Expired	—	—

Outstanding at December 31, 2007	1,000,500.38
Granted	413,000.51
Exercised	3,000.21
Forfeited	—	—
Expired	15,500.21

Outstanding at December 31, 2008	1,395,000.42

The following table summarizes options outstanding at December 31, 2008:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.85-$1.55	56,000	$1.10	3.4 Years	—	$—
$0.45-$0.65	548,500	$0.50	4.0 Years	51,164	$0.50
$0.26-$0.35	790,500	$0.31	0.6 Years	770,498	$0.31

There were 821,662 and 528,165 options exercisable at December 31, 2008 and December 31, 2007, respectively. The weighted average exercise price of options granted in 2008 and 2007 was $0.51 and $1.13, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2008 are as follows:

2009	$372,421
2010	382,625
2011	396,387
2012	403,835
2013	429,568
Thereafter	1,576,127

Total minimum lease payments	$3,560,963

Total rent expense of the Company for the years ended December 31, 2008 and December 31, 2007 was $341,217 and $295,172, respectively.

INCOME TAXES

There was an income tax benefit of $65,634 from use of operating loss carryforwards by the Company for the year ended December 31, 2007. There was no income tax benefit for the Company for the year ended December 31, 2008.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the year ended December 31, 2007:

2007
Income tax expense/benefit based on US statutory rate	$65,634
Current period change in the valuation allowance	(65,634)

Provision for income taxes	$—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$741,467	$177,338
Valuation allowances	(741,467)	(177,338)

Net deferred tax assets	$—	$—

The Company’s valuation allowance increased by approximately $564,000 for the year ended December 31, 2008, which represents the effect of the net operating loss. The Company’s valuation allowance decreased by approximately $65,600 for the year ended December 31, 2007, which represents the effect of net income. The Company has recorded a valuation allowance to record its deferred tax assets at estimated net realizable value due to the uncertainty of realization of these assets through future taxable income.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (continued)

The Company has available at December 31, 2008, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
1999	$99,530	2019
2000	141,177	2020
2002	267,255	2022
2008	1,672,824	2028

	$2,180,786

LITIGATION

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify the Company and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, the Company filed an action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. On March 3, 2009, the parties agreed to settle and dismiss the pending action and the settlement agreement and mutual release were executed as of March 27, 2009.

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently partially stayed in view of the International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent is continuing and is in the discovery stage.

On or about December 2, 2007, Applicia filed a complaint with the U.S. ITC in Washington D.C. whereby Applica is seeking an order that permanently excludes the Company from importing products that allegedly infringe on one of Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against the Company by Applica and found in the Company’s favor on all but one claim. The Company believes that the one claim which was lost was decided on incorrect facts, and have appealed the determination on that claim and expect a ruling on the appeal in early April. The Company continues to believe both these actions to be without merit and is vigorously defending against them.

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