Form 10-Q
period 2009-03-31
OURPETS CO
filed 2009-05-04
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2009	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company; See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of April 20, 2009, the Registrant had outstanding 15,312,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,363,817 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306,634	$363,573
Accounts receivable—trade, less allowance for doubtful accounts of $23,670 and $22,477	1,650,928	1,420,884
Inventories	3,466,557	3,303,617
Prepaid expenses	154,617	73,995

Total current assets	5,578,736	5,162,069

PROPERTY AND EQUIPMENT
Computers and office equipment	309,940	296,298
Warehouse equipment	254,176	254,176
Leasehold improvements	120,705	120,705
Tooling	3,316,709	3,316,059
Construction in progress	204,474	199,386

Total	4,206,004	4,186,624
Less accumulated depreciation	2,221,576	2,110,074

Net property and equipment	1,984,428	2,076,550

OTHER ASSETS
Patents, less amortization of $147,582 and $140,209	263,190	259,506
Goodwill	67,511	67,511
Domain names and other assets	12,350	12,350

Total other assets	343,051	339,367

Total assets	$7,906,215	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,900,000	$1,900,000
Current maturities of long-term debt	747,385	144,581
Accounts payable—trade	1,513,981	1,238,367
Accrued expenses	665,886	666,051

Total current liabilities	4,827,252	3,948,999

LONG-TERM DEBT
Long-term debt—less current portion above	836,246	1,474,036

Total liabilities	5,663,498	5,423,035

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,312,984 shares	4,196,153	4,196,153

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	78,985	69,829

ACCUMULATED DEFICIT	(2,635,100)	(2,713,710)

Total stockholders’ equity	2,242,717	2,154,951

Total liabilities and stockholders’ equity	$7,906,215	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net revenue	$3,390,379	$2,905,264
Cost of goods sold	2,390,311	2,038,401

Gross profit on sales	1,000,068	866,863
Selling, general and administrative expenses	(714,754)	(654,203)
Litigation expense	(164,313)	(559,122)

Income (loss) from operations	121,001	(346,462)
Other income and expense, net	(32)	(217)
Interest expense	(42,359)	(44,793)

Income (loss) before income taxes	78,610	(391,472)
Income tax expense	—	—
Net income (loss)	$78,610	$(391,472)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock: Net Income (loss)	$—	$(0.02)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,313,600	16,361,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	66,000	$602,679	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951
Net income	—	—	—	—	—	78,610	78,610
Stock-based compensation expense	—	—	—	—	9,156	—	9,156

Balance at March 31, 2009	66,000	$602,679	15,312,984	$4,196,153	$78,985	$(2,635,100)	$2,242,717

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$78,610	$(391,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	111,502	112,719
Amortization expense	7,373	6,738
Stock option expense	5,256	4,161
Warrant expense	3,900	—
(Increase) decrease in assets:
Accounts receivable - trade	(230,044)	(138,360)
Inventories	(162,940)	(370,501)
Prepaid expenses	(80,622)	(82,085)
Patent costs	(11,057)	(11,890)
Domain names and other assets	—	(58)
Increase (decrease) in liabilities:
Accounts payable - trade	275,614	567,247
Accrued expenses	(165)	122,605

Net cash used in operating activities	(2,573)	(180,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(19,380)	(103,846)

Net cash used in investing activities	(19,380)	(103,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(34,986)	(64,337)
Net repayment on bank line of credit	—	(200,000)
Issuance of long-term debt	—	600,000

Net cash provided by (used in) financing activities	(34,986)	335,663

Net increase (decrease) in cash	(56,939)	50,921

CASH AT BEGINNING OF PERIOD	363,573	28,843

CASH AT END OF PERIOD	$306,634	$79,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$22,668	$37,901

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2009 and December 31, 2008 consist of:.

	2009	2008
Finished goods	$2,600,913	$2,425,396
Components and packaging	865,644	878,221

Total	$3,466,557	$3,303,617

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

For the three months ended March 31, 2009, 50.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $885,906 and $841,153, which represents 26.1% and 24.8% of total revenue, respectively.

For the three months ended March 31, 2008, 41.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $732,127 and $486,341, which represents 25.2% and 16.7% of total revenue, respectively.

STOCK OPTIONS

In December 2004, the FASB issued FAS No.123R, “Share-Based Payment”, which revised FAS 123, “Accounting for Stock-Based Compensation”, and superseded ABP Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP 25”) and related interpretations. FAS 123R requires the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures. The amount of compensation expense recognized in 2009 and 2008 as a result of stock options is not material.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of March 31, 2009, common shares that are or could be potentially dilutive include 1,520,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of March 31, 2008, common shares that are or could be potentially dilutive include 1,035,500 stock options at exercise prices from $0.21 to $1.55 a share, 4,336,509 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 31, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this ESP, fair values for these assets and liabilities were only disclosed once a year. The ESP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance at fair value. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

As discussed below and in Liquidity and Capital Resources on Pages 12, 13, and 14 we have funded our operations principally from net cash provided by borrowings during the year ended December 31, 2008 and from operating activities in the three months ended March 31, 2009.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2009 we had a balance of $1,800,000 under the line of credit with the bank at an interest rate of prime plus .75%.

RESULTS OF OPERATIONS

In the following discussion all references to 2009 are for the three months ended March 31, 2009 and all references to 2008 are for the three months ended March 31, 2008.

Net revenue for 2009 was $3,390,379, an increase of 16.7% in revenue from $2,905,264 in 2008, consisting of net sales of proprietary products for the retail pet business. This increase of $485,115 was the result of an increase in sales of approximately $509,000 to our two major customers due to sales of new products and increased sales of existing products. This sales increase more than offset a decrease of approximately $23,000 in sales to our other customers due to soft retail sales and inventory adjustments. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Play-N-Squeak products, Flappy dog toys, and new Durapet bowl product items, were approximately $539,000. Our sales to foreign customers increased by approximately $29,000, or 23%, from 2008 mainly due to increased sales to customers in England.

While net revenue increased by 16.7% in 2009, cost of goods sold increased by 17.3%, from $2,038,401 in 2008 to $2,390,311 in 2009. This increase was the result of the cost of purchased products sold and freight increasing by 20.8% (due mainly to the increased amount of purchased products needed for the higher volume sales in 2009) and lower gross margins on certain of our products. Our variable and fixed warehouse and overhead costs increased by 3.2% from the comparable quarter in 2008 due to increased costs for salaries, wages, and payroll taxes as a result increased accruals for employee profit sharing and the payroll increases given to our employees in the past year.

The net revenue increased by 16.7% and the cost of goods sold increased by 17.3%, which resulted in our gross profit on sales increasing by 15.4%, or $133,205 from $866,863 in 2008 to $1,000,068 in 2009.

Selling, general and administrative expenses in 2009 were $714,754, an increase of 9.3% or $60,551 from $654,203 in 2008. This increase was primarily as a result of (i) increased salaries and wages, payroll taxes and employee benefits of approximately $54,000 due to two additional employees in sales, marketing, and administration and the increased accruals for managers’ bonus and employee profit sharing, and (ii) increased sales and marketing expenses of approximately $8,000 mainly due to promotional expenses by our customers.

Litigation expenses were $164,313 for 2009, a decrease of $394,809 from $559,122 for 2008. These expenses were for legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self-scooping cat litter box infringes on their patents.

The income (loss) from operations improved by $467,463 from a loss of ($346,462) in 2008 to an income of $121,001 in 2009 as a result of our gross profit on sales increasing by $133,205, or 15.4%, and the decrease in litigation expenses of $394,809, which was partially offset by a 9.3% increase in selling, general and administrative expenses of $60,551.

Interest expense for 2009 was $42,359, a decrease of $2,434, from $44,793 in 2008. This decrease was primarily due to the decrease in interest expense for the bank line of credit of approximately $8,000 due to the decrease in our average rate paid from 6.82% in 2008 to 4.00% in 2009 which more than offset the increase in average principal balance outstanding from $1,525,000 in 2008 to $1,800,000 in 2009. Also, the interest expense for the bank term notes decreased by approximately $4,000 due to the reduced principal balances from the monthly payments. These decreases were partially offset by the increased interest accrued for the promissory notes payable to the ten contributors of approximately $11,000 due to the increase in principal balances outstanding of $767,500.

Net income for 2009 was $78,610 as compared to net loss of $(391,472) for 2008 or an increase in profit of $470,082. This increase was as a result of the following changes from 2008 to 2009:

Net revenue increase of 16.7%	$485,115
Cost of goods sold increase of 17.3%	(351,910)

Gross profit on sales increase of 15.4%	133,205
Selling, general and administrative expenses increase of 9.3%	(60,551)
Litigation expense decrease	394,809

Income (loss) from operations	467,463
Other income and expense, net increase	185
Interest expense decrease of 5.4%	2,434

Increase in Profitability	$470,082

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $200,000 in available funds at March 31, 2009 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2009, we had $3,483,631 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,800,000
Bank term note	7.60%	133,938
Contributor notes payable	Prime plus 2%	1,367,500
Pet Zone Products Ltd (“Pet Zone”) term loan	7.75%	64,088
Installment notes payable	7.30%	18,105
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,800,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through June 30, 2009. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our preferred stock subject to meeting the debt service coverage ratio or redeem any of our capital stock. At March 31, 2009 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.20 and a tangible net worth of $3,431,254.

The installment notes payable are due in monthly payments of $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2010, to Beachcraft L.P. and $25,000 on August 1, 2009 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 but recorded a loss of approximately $1,728,000 for the year ended 2008 and therefore relied on cash from our financing activities to fund our operations. The loss for 2008 included approximately $2,323,000 of litigation expenses which adversely affected our liquidity and financial covenants. We had significantly lower litigation expenses in the first quarter of 2009 and expect them to remain lower for the balance of 2009. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2009. We have no material commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2009 was $2,573. Cash was provided by the net income for the three months of $206,641, including the non-cash charges for depreciation of $111,502, amortization of $7,373, stock option expense of $5,256, and warrant expense of $3,900. Cash was used by the net change of $(209,214) in our operating assets and liabilities as follows:

Accounts receivable increase	$(230,044)
Inventories increase	(162,940)
Prepaid expenses increase	(80,622)
Patent costs increase	(11,057)
Accounts payable increase	275,614
Accrued expenses decrease	(165)

Net change	$(209,214)

Net cash used in investing activities for the three months ended March 31, 2009 was $19,380, which was used for the acquisition of property and equipment. Cash used in financing activities for the three months was $(34,986) for the principal payments on long-term debt.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 4(T).	CONTROLS AND PROCEDURES

As of March 31, 2009, our management carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting in the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to certain material legal proceedings which are described in our Annual Report on Form 10-K under the caption “Item 3 – Legal Proceedings” filed on March 31, 2009. Except as discussed herein, we have not been named in any new material legal proceedings and there have been no material developments in the previously reported legal proceedings.

On March 3, 2009, the parties agreed to settle and dismiss an action that we had previously filed against Akon Plastic Enterprises, Inc. and certain parties related to it. The settlement agreement and mutual release were executed as of March 27, 2009.

On April 7, 2009 the International Trade Commission (“ITC”) issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge which found in our favor on all but one claim with respect to claims filed against us by a competitor, Applica Consumer Products, Inc. We plan to appeal the ITC decision regarding the claim to the Court of Appeals for the Federal Circuit. We also are going to certify to the U.S. Customs that our new revised products are non-infringing so that we can continue to import the products.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a – 14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a – 14(a) Certification of the Principal Financial and Accounting Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial and Accounting Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 4, 2009	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2009	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer
(Principal Financial and Accounting Officer)