Form 10-Q
period 2009-06-30
OURPETS CO
filed 2009-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: June 30, 2009	Commission File No: 000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of July 31, 2009, the Registrant had outstanding 15,312,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,363,817 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,969	$363,573
Accounts receivable - trade, less allowance for doubtful accounts of $22,771 and $22,477	1,765,208	1,420,884
Inventories	3,389,102	3,303,617
Prepaid expenses	169,647	73,995

Total current assets	5,696,926	5,162,069

PROPERTY AND EQUIPMENT
Computers and office equipment	333,080	296,298
Warehouse equipment	254,812	254,176
Leasehold improvements	128,372	120,705
Tooling	3,416,695	3,316,059
Construction in progress	141,659	199,386

Total	4,274,618	4,186,624
Less accumulated depreciation	2,329,387	2,110,074

Net property and equipment	1,945,231	2,076,550

OTHER ASSETS
Patents, less amortization of $155,113 and $140,209	259,744	259,506
Goodwill	67,511	67,511
Domain names and other assets	10,000	12,350

Total other assets	337,255	339,367

Total assets	$7,979,412	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Notes payable	$1,900,000	$1,900,000
Current maturities of long-term debt	750,251	144,581
Accounts payable - trade	1,409,002	1,238,367
Accrued expenses	675,625	666,051

Total current liabilities	4,734,878	3,948,999

LONG-TERM DEBT
Long-term debt - less current portion above	797,726	1,474,036

Total liabilities	5,532,604	5,423,035

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,312,984	4,196,153	4,196,153
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679
PAID-IN CAPITAL	88,143	69,829
ACCUMULATED DEFICIT	(2,440,167)	(2,713,710)

Total stockholders’ equity	2,446,808	2,154,951

Total liabilities and stockholders’ equity	$7,979,412	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$3,605,332	$3,015,604	$6,995,711	$5,920,868
Cost of goods sold	2,521,688	2,218,441	4,911,999	4,256,842

Gross profit on sales	1,083,644	797,163	2,083,712	1,664,026
Selling, general and administrative expenses	802,900	631,735	1,517,684	1,285,938
Litigation expense	81,361	890,091	245,674	1,449,213

Income (loss) from operations	199,383	(724,663)	320,354	(1,071,125)
Other income and expense, net	37,722	1,028	37,720	811
Interest expense	(42,172)	(46,200)	(84,531)	(90,993)

Income (loss) before income taxes	194,933	(769,835)	273,543	(1,161,307)
Income tax expense	—	—	—	—

Net income (loss)	$194,933	$(769,835)	$273,543	$(1,161,307)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (Loss)	$0.01	$(0.05)	$0.02	$(0.08)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	16,005,237	15,246,226	15,984,780	15,245,105

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2008	66,000	$602,679	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951
Net Income	—	—	—	—	—	273,543	273,543
Stock-based compensation expense	—	—	—	—	18,314	—	18,314

Balance at June 30, 2009	66,000	$602,679	15,312,984	$4,196,153	$88,143	$(2,440,167)	$2,446,808

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$273,543	$(1,161,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	219,313	219,652
Amortization expense	14,904	13,618
Stock option expense	10,514	8,323
Warrant expense	7,800	4,381
(Increase) decrease in assets:
Accounts receivable - trade	(344,324)	(274,689)
Inventories	(85,485)	(489,353)
Prepaid expenses	(95,652)	(56,980)
Patent cost additions	(15,142)	(18,964)
Domain names and other assets	2,350	(58)
Increase in liabilities:
Accounts payable - trade	170,635	1,060,824
Accrued expenses	9,574	70,328

Net cash provided by (used in) operating activities	168,030	(624,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(87,994)	(157,566)

Net cash (used in) investing activities	(87,994)	(157,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(70,640)	(129,344)
Net borrowing on bank line of credit	—	200,000
Issuances of Common Stock	—	630
Issuance of long-term debt	—	865,000

Net cash (used in) provided by financing activities	(70,640)	936,286

Net increase in cash	9,396	154,495
CASH AT BEGINNING OF PERIOD	363,573	28,843

CASH AT END OF PERIOD	$372,969	$183,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$46,925	$70,922

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2009 and December 31, 2008 consist of:

	2009	2008
Finished goods	$2,544,837	$2,425,396
Components and packaging	844,265	878,221

Total	$3,389,102	$3,303,617

All inventories are pledged as collateral for bank and small business administration loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s, Pet Zone, SmartScoop, ecoPure Naturals, Play-N-Squeak, Durapet, Go! Cat Go!, Flappy and DockDogs labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended June 30, 2009, 41.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $799,426 and $702,788, respectively which represents 22.2% and 19.5% of total revenue.

For the three months ended June 30, 2008, 45.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $711,079 and $646,244, respectively which represents 23.6% and 21.4% of total revenue.

For the six months ended June 30, 2009, 46.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,639,795 and $1,586,627, respectively, which represents 23.4% and 22.7% of total revenue.

For the six months ended June 30, 2008, 43.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,377,786 and $1,198,384, respectively, which represents 23.3% and 20.2% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be antidilutive have not been included. As of June 30, 2009, common shares that are or could be potentially dilutive include 1,588,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of June 30, 2008, common shares that could be potentially dilutive include 1,410,500 stock options at exercise prices from $0.21 to $1.55 a share, 4,469,009 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2009 through August 14, 2009 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustment to or disclosure in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard did have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSB did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data)

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP did not have a material effect of the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this ESP, fair values for these assets and liabilities were only disclosed once a year. The ESP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance at fair value. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including Play-N-Squeak www.playnsqueak.com, SmartScoop www.smartscoop.com, ecoPure Naturals www.ecopurenaturals.com, Flappy Dog Toys www.flappydogtoys.com, Go! Cat Go! cat toys, Durapet premium stainless steel bowls, Pet Zone dog waste management product, wild bird feeders, and dog houses, and a variety of raised feeders.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 15 and 16, we have funded our operations principally from net cash provided by borrowings during the year ended December 31, 2008 and from operating activities in the six months ended June 30, 2009.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2009 we had a balance due of $1,800,000 under the line of credit with the bank at an interest rate of prime plus .75%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

In the following discussion all references to 2009 are for the three months ended June 30, 2009 and all references to 2008 are for the three months ended June 30, 2008

Net revenue for 2009 was $3,605,332, an increase of 19.6% in revenue from $3,015,604 in 2008, consisting of net sales of proprietary products for the retail pet business. Of the $589,728 increase, approximately $145,000 came from our two largest customers and the balance of approximately $445,000 from all other customers. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items were approximately $806,000. Our sales to foreign customers increased by approximately $75,000 or 60% from 2008, mainly due to increased sales in England, Canada and Finland.

While net revenue increased by 19.6% in 2009, cost of goods sold increased by 13.7%, from $2,218,441 in 2008 to $2,521,688 in 2009. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 15.47% (due mainly to the increased amount of purchased products needed for the higher volume sales in 2009) and lower gross margins on certain of our products.

Our variable and fixed warehouse and overhead cost increased by 6.0% from the comparable quarter in 2008 due mainly to increased costs for salaries, wages and payroll taxes for additional employees hired in research and development along with increased accruals for operations employee profit sharing.

As a result of the net revenue increasing by 19.6% and the cost of goods sold increasing by 13.7%, the Company’s gross profit on sales increased by $286,481 or 35.9% from $797,163 in 2008 to $1,083,644 in 2009.

Selling, general and administrative expenses in 2009 were $802,900, an increase of 27.1% or $171,165 from $631,735 for 2008. This increase was primarily the result of (i) increased marketing and promotion expenses of approximately $107,000 and (ii) increased salaries, wages, payroll taxes and employee benefits of approximately $53,000.

Litigation expenses in 2009 were $81,361, a decrease of $808,730 or 90.9% from $890,091 from 2008. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self scooping cat litter box infringes on their patents, and (ii) our filing patent infringement suits against several other competitors for their infringing on our Durapet and Play ‘N Squeak patents. The primary reason for the significant decrease in litigation expenses is due to reduced SmartScoop™ case activity while appeals are pending. It should be noted that OurPet’s won 7 out of the alleged 8 claims.

Income from our operations improved by $924,047 from a loss of ($724,663) in 2008 to an income of $199,384 in 2009 as a result of our gross profit on sales increasing by $286,481 or 35.9% and the decrease in litigation expenses of $808,730 which was partially offset by a 27.2% increase in selling, general and administrative expenses of $171,165.

Interest expense for 2009 was $42,172, a decrease of $4,028, from $46,200 in 2008. This decrease was primarily due to the approximately $7,000 decrease in interest expense for the bank line of credit due to the decrease in our average rate paid from 5.88% in 2008 to 4.00% in 2009 which more than offset the increase in average principal balance outstanding from $1,700,000 in 2008 to $1,800,000 in 2009. Also, the interest expense for the bank term notes and other subordinated debt decreased by approximately $4,000 due to the reduced principal balances from the monthly payments. These decreases were partially offset by the increased interest accrued for the promissory notes payable to the ten contributors of approximately $7,000 due to the increase in principal balances outstanding of $502,500.

Other income and expense net for 2009 was $37,722 an increase of $36,694 from $1,028 in 2008. This increase was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it. Net Income for 2009 was $194,933 as compared to a net loss of ($769,835) for 2008 or an increase in profit of $ $964,768. This increase was a result of the following changes from 2008 to 2009.

Net revenue increase of 19.6%	$589,728
Cost of goods sold increase of 13.7%	(303,247)

Gross profit on sales increase of 35.9%	286,481
Selling, general and administrative expenses increase of 27.1%	(171,165)
Litigation expense decrease	808,730

Income (loss) from operations	924,046
Other income and expense, net increase	36,694
Interest expense decrease of 8.72%	4,028

Increase in Profitability	$964,768

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

In the following discussion all references to 2009 are for the six months ended June 30, 2009 and all references to 2008 are for the six months ended June 30, 2008.

Net revenue for 2009 was $6,995,711, an increase of 18.2% in revenue from $5,920,868 in 2008, consisting of net sales of proprietary products for the retail pet business. Of the $1,074,843 increase, approximately $650,000 came from our two largest customers and the balance of approximately $425,000 from all other customers. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items were approximately $1,310,000. Our sales to foreign customers increased by approximately $104,000 or 41% from 2008, mainly due to increased sales in England and Finland.

While net revenue increased by 18.2% in 2009, cost of goods sold increased by 15.4%, from $4,256,842 in 2008 to $4,911,999 in 2009. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 18.21% (due mainly to the increased amount of purchased products needed for the higher volume sales in 2009) and lower gross margins on certain of our products.

Our variable and fixed warehouse and overhead cost increased by 3.5% from the comparable half year in 2008 due mainly to increased costs for salaries, wages and payroll taxes for additional employees hired in research and development along with increased accruals for operations employee profit sharing.

As a result of the net revenue increasing by 18.2% and the cost of goods sold increasing by 15.4%, the Company’s gross profit on sales increased by $419,686 or 25.2% from $1,664,026 in 2008 to $2,083,712 in 2009.

Selling, general and administrative expenses in 2009 were $1,517,684, an increase of 18.0% or $231,746 from $1,285,938 for 2008. This increase was primarily the result of (i) increased marketing and promotion expenses of approximately $123,000 and (ii) increased salaries, wages, payroll taxes and employee benefits of approximately $104,000.

Litigation expenses in 2009 were $245,674, a decrease of $1,203,539 or 83.0% from $1,449,213 from 2008. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self scooping cat litter box infringes on their patents, and (ii) our filing patent infringement suits against several other competitors for their infringing on our Durapet and Play ‘N Squeak patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop ™ case activity.

Income from our operations improved by $1,391,479 from a loss of ($1,071,125) in 2008 to an income of $320,354 in 2009 as a result of our gross profit on sales increasing by $419,686 or 25.2% and the decrease in litigation expenses of $1,203,539 which was partially offset by an 18.0% increase in selling, general and administrative expenses of $231,746.

Interest expense for 2009 was $84,531, a decrease of $6,462, from $90,993 in 2008. This decrease was primarily due to the approximately $15,000 decrease in interest expense for the bank line of credit due to the decrease in our average rate paid from 6.26% in 2008 to 4.00% in 2009 which more than offset the increase in average principal balance outstanding from $1,629,000 in 2008 to $1,800,000 in 2009. Also, the interest expense for the bank term notes and other subordinated debt decreased by approximately $9,000 due to the reduced principal balances from the monthly payments. These decreases were partially offset by the increased interest accrued for the promissory notes payable to the ten contributors of approximately $18,000 due to the increase in principal balances outstanding of $502,500 and time period during the 1st half of 2008 in which funds were received.

Other income and expense net for 2009 was $37,720, an increase of $36,909 from $811 in 2008. This increase was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Net income for 2009 was $273,543 as compared to a net loss of ($1,161,307) for 2008 or an increase in profit of $ $1,434,850. This increase was a result of the following changes from 2008 to 2009.

Net revenue increase of 18.2%	$1,074,843
Cost of goods sold increase of 15.4%	(655,157)

Gross profit on sales increase of 25.2%	419,686
Selling, general and administrative expenses increase of 18.0%	(231,746)
Litigation expense decrease	1,203,539

Income (loss) from operations	1,391,479
Other income and expense, net increase	36,909
Interest expense decrease of 7.1%	6,462

Increase in Profitability	$1,434,850

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $200,000 in available funds at June 30, 2009 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2009, we had $3,447,977 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,800,000
Bank term note	7.60%	108,286
Contributor notes payable	Prime plus 2%	1,367,500
Pet Zone Products Ltd term loan	7.75%	55,452
Installment note payable	7.30%	16,739
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,800,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the agreement has been renewed by the bank through August 30, 2009. OurPet’s is in the process of finalizing an increase in its line of credit along with an extension through June 30, 2010. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) enter additional leases if it would require total lease payments exceeding $190,280 in any fiscal year, (c) make any expenditures for property and equipment in excess of $300,000 in any fiscal year, and (d) pay cash dividends or redeem any of our capital stock other than dividends on our preferred stock subject to meeting the debt service coverage ratio. At June 30, 2009 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 3.78 and a tangible net worth of $3,632,505.

The installment notes payable are due in monthly payments of $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on February 1, 2010, to Beachcraft L.P. and $25,000 on August 1, 2010 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 but recorded a loss of approximately $1,728,000 for the year ended 2008 and therefore relied on cash from our financing activities to fund our operations. The loss for the year ended 2008 included approximately $2,323,000 of litigation expenses which adversely affected our liquidity and financial covenants. We had significantly lower litigation expenses in the 1st half of 2009 and expect them to remain lower for the remainder of 2009. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2009. We have no material commitments for capital expenditures.

Net cash provided from operating activities for the six months ended June 30, 2009 was $168,030. Cash totaling $526,074 was provided by the net income for the six months ended June 30, 2009 of $273,543, the non-cash charges for depreciation of $219,313, amortization of $14,904, stock option expense of $10,514 and warrant expense of $7,800. Cash was used by the net change of ($358,044) in our operating assets and liabilities as follows:

Accounts receivable increase	$(344,324)
Inventories increase	(85,485)
Prepaid expenses increase	(95,652)
Patent costs increase	(15,142)
Other assets increase	2,350
Accounts payable increase	170,635
Accrued expenses increase	9,574

Net change	$(358,044)

Net cash used in investing activities for the six months ended June 30, 2009 was $87,994, which was used for the acquisition of property and equipment. Cash used in financing activities for the six months ended June 30, 2009 was $70,640 for the principal payments on long-term debt.

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

On March 3, 2009, the parties agreed to settle and dismiss an action that we had previously filed against Akon Plastic Enterprises, Inc. and certain parties related to it. The settlement agreement and mutual release were executed as of March 27, 2009 and final settlement funds of $ 37,659 were received on April 8, 2009.

On April 7, 2009 the International Trade Commission (“ITC”) issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge which found in our favor on all but one claim with respect to claims filed against us by a competitor, Applica Consumer Products, Inc. We have appealed the ITC decision regarding the claim to the Court of Appeals for the Federal Circuit. On April 21, 2009 we certified to the U.S. Customs that our new revised products are non-infringing so that we can continue to import the products and on May 28, 2009 U.S. Customs ruled in our favor that the new model SmartScoop® can be freely imported into the United States.

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

The Annual Meeting of Stockholders of the Company was held on May 15, 2009. There were 13,587,758 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain
Joseph T. Aveni	11,178,740	0	108,600
Dr. William M. Fraser	11,178,740	0	108,600
James D. Ireland III	11,178,740	0	108,600
John Spirk	11,178,740	0	108,600
Dr. Steven Tsengas	11,178,740	0	108,600

A vote was taken on the proposal to ratify the appointment of S.R. Snodgrass, A.C. as our independent auditors for the year ending December 31, 2009. Of the 13,587,758 shares present at the meeting in person or by proxy, 11,178,340 were voted in favor of such proposal, 600 shares were voted against such proposal, and 108,600 shares abstained from voting.

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

OURPET’S COMPANY

Dated: August 14, 2009	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)