Form 10-Q
period 2009-09-30
OURPETS CO
filed 2009-11-13
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended: September 30, 2009

Commission File No: 000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company; See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of October 31, 2009, the Registrant had outstanding 15,312,984 shares of Common Stock, 66,000 shares of Convertible Preferred Stock, convertible into 660,000 shares of Common Stock, and warrants exercisable for 4,674,976 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$327,898	$363,573
Accounts receivable - trade, less allowance for doubtful accounts of $ 19,841 and $ 22,477	1,820,969	1,420,884
Inventories	3,109,147	3,303,617
Prepaid expenses	196,178	73,995

Total current assets	5,454,192	5,162,069

PROPERTY AND EQUIPMENT
Computers and office equipment	335,874	296,298
Warehouse equipment	254,811	254,176
Leasehold improvements	128,372	120,705
Tooling	3,419,100	3,316,059
Construction in progress	195,809	199,386

Total	4,333,966	4,186,624
Less accumulated depreciation	2,414,769	2,110,074

Net property and equipment	1,919,197	2,076,550

OTHER ASSETS
Patents, less amortization of $ 162,706 and $140,209	258,889	259,506
Goodwill	67,511	67,511
Domain names and other assets	58,196	12,350

Total other assets	384,596	339,367

Total assets	$7,757,985	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,900,000	$1,900,000
Current maturities of long-term debt	724,093	144,581
Accounts payable - trade	1,053,027	1,238,367
Accrued expenses	654,115	666,051

Total current liabilities	4,331,235	3,948,999

LONG-TERM DEBT
Long-term debt - less current portion above	787,699	1,474,036

Total liabilities	5,118,934	5,423,035

STOCKHOLDERS’ EQUITY

COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,312,984	4,196,153	4,196,153

CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679

PAID-IN CAPITAL	97,298	69,829

ACCUMULATED DEFICIT	(2,257,079)	(2,713,710)

Total stockholders’ equity	2,639,051	2,154,951

Total liabilities and stockholders’ equity	$7,757,985	$7,577,986

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept 30,
	2009	2008	2009	2008

Net revenue	$3,515,026	$3,328,024	$10,510,737	$9,248,892

Cost of goods sold	2,439,172	2,341,876	7,351,171	6,598,718

Gross profit on sales	1,075,854	986,148	3,159,566	2,650,174

Selling, general and administrative expenses	779,365	740,891	2,297,048	2,026,829

Litigation expense	63,662	809,128	309,336	2,258,341

Income (loss) from operations	232,827	(563,871)	553,182	(1,634,996)

Other income and expense, net	506	1	38,226	812
Interest expense	(50,247)	(53,719)	(134,777)	(144,712)

Income (loss) before income taxes	183,086	(617,589)	456,631	(1,778,896)

Income tax expense	-	-	-	-

Net income (loss)	$183,086	$(617,589)	$456,631	$(1,778,896)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (Loss)	$0.01	$(0.04)	$0.03	$(0.12)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,706,693	15,246,984	15,374,661	15,245,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2008	66,000	$602,679	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951

Net Income	-	-	-		-	456,631	$456,631

Stock-based compensation expense	-	-	-	-	27,469	-	27,469

Balance at September 30, 2009	66,000	$602,679	15,312,984	$4,196,153	$97,298	$(2,257,079)	$2,639,051

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$456,631	$(1,778,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	304,695	323,697
Amortization expense	22,497	20,637
Stock option expense	15,769	13,485
Warrant expense	11,700	9,760
(Increase) decrease in assets:
Accounts receivable - trade	(400,085)	(367,487)
Inventories	194,470	(111,195)
Prepaid expenses	(122,183)	(29,258)
Patent cost additions	(21,880)	(26,095)
Domain names and other assets	(45,846)	(58)
Increase (Decrease) in liabilities:
Accounts payable - trade	(185,340)	1,123,056
Accrued expenses	(11,935)	156,191

Net cash provided by (used in) operating activities	218,493	(666,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(147,342)	(180,885)

Net cash (used in) investing activities	(147,342)	(180,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long and short term debt	(106,826)	(192,060)
Gross borrowing on bank line of credit		200,000
Issuances of Common Stock	-	630
Issuance of long-term debt	-	1,017,500

Net cash (used in) provided by financing activities	(106,826)	1,026,070

Net (decrease) increase in cash	(35,675)	179,022

CASH AT BEGINNING OF PERIOD	363,573	28,843

CASH AT END OF PERIOD	$327,898	$207,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$78,644	$109,492

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2009 and December 31, 2008 consist of:

	2009	2008
Finished goods	$2,234,119	$2,425,396
Components and packaging	875,028	878,221

Total	$3,109,147	$3,303,617

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

For the three months ended September 30, 2009, 41.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $788,354 and $662,234, respectively which represents 22.6% and 19.0% of total revenue.

For the three months ended September 30, 2008, 38.30% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $685,573 and $587,729, respectively which represents 20.6% and 17.7% of total revenue.

For the nine months ended September 30, 2009, 44.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,379,393 and $2,201,762, respectively, which represents 23.2% and 21.4% of total revenue.

For the nine months ended September 30, 2008, 41.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,064,353 and $1,786,886, respectively, which represents 23.3% and 19.3% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2009 and 2008 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per Common Share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2009, common shares that are or could be potentially dilutive include 1,588,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,674,976 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share. As of September 30, 2008, common shares that could be potentially dilutive include 1,395,000 stock options at exercise prices from $0.26 to $1.55 a share, 4,545,259 warrants to purchase Common Stock at exercise prices from $0.284 to $1.444 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2008 and September 30, 2009. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2009 through November 13, 2009 for potential recognition and disclosure in the consolidated financial statements. On October 2, 2009, the Company had an $800,000 Term Loan Commitment funded by their lender. The Term Loan funding was the second of two credit facilities extended to the Company by its current lender on September 17, 2009, the other being the existing $2,000,000 Line of Credit renewal through June 30, 2009. The Term Loan funding was used on October 2, 2009 to pay down the existing line of credit by $800,000 from $1,800,000 to $1,000,000. The Term Loan has a fixed interest rate of 4.61% and is payable monthly over a 3 year period in equal installments of $23,859. Effective October 2, 2009 the Line of Credit’s interest rate was reduced to Prime + .5% from Prime + .75%. Both loans are secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

On January 1, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. Management is currently evaluating the potential impact of this guidance on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year. These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this standard had no impact on the Company’s financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries and equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including Play-N-Squeak www.playnsqueak.com , SmartScoop www.smartscoop.com , ecoPure Naturals www.ecopurenaturals.com, Flappy Dog Toys www.flappydogtoys.com, Go! Cat Go! cat toys, Durapet premium stainless steel bowls, Pet Zone dog waste management product, wild bird feeders, and dog houses, and a variety of raised feeders.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 15 and 16, we have funded our operations principally from net cash provided by borrowings during the year ended December 31, 2008 and from operating activities in the nine months ended September 30, 2009.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2009 we had a balance due of $1,800,000 under the line of credit with the bank at an interest rate of prime plus .75%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

In the following discussion all references to 2009 are for the three months ended September 30, 2009 and all references to 2008 are for the three months ended September 30, 2008.

Net revenue for 2009 was $3,515,026, an increase of 5.6% in revenue from $3,328,024 in 2008, consisting of net sales of proprietary products for the retail pet business. Of the $187,002 increase, approximately $228,000 came from our two largest customers with a net decrease of approximately ($41,000) from all other customers. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items were approximately

$970,000. Our sales to foreign customers decreased by approximately $29,000 or 9% from 2008, This decrease was mainly due to decreased sales in Canada which were partially offset by increases in sales to Sweden, England and Finland.

While net revenue increased by 5.6% in 2009, cost of goods sold increased by 4.2%, from $2,341,876 in 2008 to $2,439,172 in 2009. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 4.5% (due mainly to the increased amount of purchased products needed for the higher volume sales in 2009). Our variable and fixed warehouse and overhead cost increased by 1.2% from the comparable quarter in 2008 due mainly to increased costs for salaries, wages and payroll taxes for additional employees hired in research and development along with increased accruals for operations employee profit sharing.

As a result of the net revenue increasing by 5.6% and the cost of goods sold increasing by 4.1%, the Company’s gross profit on sales increased by $89,706 or 9.1% from $986,148 in 2008 to $1,075,854 in 2009.

Selling, general and administrative expenses in 2009 were $779,365, an increase of 5.2% or $38,474 from $740,891 for 2008. This increase was primarily the result increased salaries, wages, payroll taxes and employee benefits of approximately $39,000.

Litigation expenses in 2009 were $63,662, a decrease of $745,466 or 92.1% from $809,128 in 2008. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) our filing patent infringement suits against several other competitors for their infringement on our Durapet and Play ‘N Squeak patents. The primary reason for the significant decrease in litigation expenses is due to reduced SmartScoop® case activity while appeals are pending.

Income from our operations improved by $796,698 from a loss of ($563,871) in 2008 to an income of $232,827 in 2009 as a result of our gross profit on sales increasing by $89,706 or 9.1% and the decrease in litigation expenses of $745,466 which was partially offset by a 5.2% increase in selling, general and administrative expenses of $38,474.

Interest expense for 2009 was $50,247, a decrease of $3,472, from $53,719 in 2008. This decrease was primarily due to the approximately $10,000 decrease in interest expense for the bank line of credit due to the decrease in our average rate paid from 5.88% in 2008 to 4.00% in 2009 combined with the decrease in average principal balance outstanding from $1,900,000 in 2008 to $1,800,000 in 2009. Also, the interest expense for the bank term notes and other subordinated debt decreased by approximately $3,000 due to the reduced principal balances from the monthly payments. These decreases were partially offset by the interest charged by one of our suppliers of approximately $8,000 for inventory carrying costs as well as interest accrued for the promissory notes payable to the ten contributors of approximately $1,000 due to the increase in principal balances outstanding of $350,000 and time period during the 3rd quarter of 2008 in which funds were received.

Other income and expense net for 2009 was $506, an increase of $505 from $1 in 2008. This increase was primarily due to a gain from the sale of computer equipment.

Net Income for 2009 was $183,086 as compared to a net loss of ($617,589) for 2008 or an increase in profit of $800,675. This increase was a result of the following changes from 2008 to 2009.

Net revenue increase of 5.6%	$187,002
Cost of goods sold increase of 4.1%	(97,296)

Gross profit on sales increase of 9.1%	89,706
Selling, general and administrative expenses increase of 5.2%	(38,474)
Litigation expense decrease	745,466

Income (loss) from operations	796,698
Other income and expense, net increase	505
Interest expense decrease of 6.46%	3,472

Increase in Profitability	$800,675

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

In the following discussion all references to 2009 are for the nine months ended September 30, 2009 and all references to 2008 are for the nine months ended September 30, 2008.

Net revenue for 2009 was $10,510,737, an increase of 13.6% in revenue from $9,248,892 in 2008, consisting of net sales of proprietary products for the retail pet business. Of the $1,261,845 increase, approximately $848,000 came from our two largest customers and the balance of approximately $414,000 from all other customers. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items were approximately $2,609,705. Our sales to foreign customers increased by approximately $89,000 or 15.3% from 2008, mainly due to increased sales in England, Finland and Sweden that were offset by decreased sales to Canada.

While net revenue increased by 13.6% in 2009, cost of goods sold increased by 11.4%, from $6,598,718 in 2008 to $7,351,171 in 2009. The increase in cost of goods sold was due to the cost of purchased products sold and freight increasing by 13.2% (due mainly to the increased amount of purchased products needed for the higher volume sales in 2009) and lower gross margins on certain of our products. The increased cost of purchased products sold was offset by a 28% reduction of freight out expense of $236,590 in 2009 versus $170,052 for the same period in 2008, resultant from aggressive and diligent sourcing of transportation carriers.

Our variable and fixed warehouse and overhead cost increased by 3.6% from the comparable nine months of the year in 2008 due mainly to increased costs for salaries, wages and payroll taxes for additional employees hired in research and development along with increased accruals for operations employee profit sharing.

As a result of the net revenue increasing by 13.6% and the cost of goods sold increasing by 11.4%, the Company’s gross profit on sales increased by $509,392 or 19.2% from $2,650,174 in 2008 to $3,159,566 in 2009.

Selling, general and administrative expenses in 2009 were $2,297,048, an increase of 13.3% or $270,219 from $2,026,829 for 2008. This increase was primarily the result of (i) increased marketing and promotion expenses of approximately $107,000, (ii) increased salaries, wages, payroll taxes and employee benefits of approximately $150,000.

Litigation expenses in 2009 were $309,336, a decrease of $1,949,005 or 86.3% from $2,258,341 from 2008. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) our filing patent infringement suits against several other competitors for their infringement on our Durapet and Play ‘N Squeak patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop® case activity.

Income from our operations improved by $2,188,178 from a loss of ($1,634,996) in 2008 to an income of $553,182 in 2009 as a result of our gross profit on sales increasing by $509,392 or 19.2% and the decrease in litigation expenses of $1,949,005 which was partially offset by an 13.3% increase in selling, general and administrative expenses of $270,219.

Interest expense for 2009 was $134,777, a decrease of $9,935, from $144,712 in 2008. This decrease was primarily due to the approximately $24,000 decrease in interest expense for the bank line of credit due to the decrease in our average rate paid from 6.15% in 2008 to 4.00% in 2009 which more than offset the increase in average principal balance outstanding from $1,710,000 in 2008 to $1,800,000 in 2009. Also, the interest expense for the bank term notes and other subordinated debt decreased by approximately $13,000 due to the reduced principal balances from the monthly payments. These decreases were partially offset by the interest charged by one of our suppliers of approximately $8,000 for inventory carrying costs as well as by the increased interest accrued for the promissory notes payable to the ten contributors of approximately $19,000 due to the increase in principal balances outstanding of $350,000 and time period during the 1st nine months of 2008 in which funds were received.

Other income and expense net for 2009 was $38,226, an increase of $37,414 from $812 in 2008. This increase was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Net income for 2009 was $456,631 as compared to a net loss of ($1,778,896) for 2008 or an increase in profit of $2,235,527. This increase was a result of the following changes from 2008 to 2009.

Net revenue increase of 13.6%	$1,261,845
Cost of goods sold increase of 11.4%	(752,453)

Gross profit on sales increase of 19.2%	509,392
Selling, general and administrative expenses increase of 13.3%	(270,219)
Litigation expense decrease	1,949,005

Income (loss) from operations	2,188,178
Other income and expense, net increase	37,414
Interest expense decrease of 6.8%	9,935

Increase in Profitability	$2,235,527

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $200,000 in available funds at September 30, 2009 based upon the eligible balance of accounts receivable and inventories at that date.

As of September 30, 2009, we had $3,411,792 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .75%	$1,800,000
Bank term note	7.60%	82,128
Contributor notes payable	Prime plus 2%	1,367,500
Pet Zone Products Ltd term loan	7.75%	46,816
Installment note payable	7.30%	15,348
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit borrowing of $1,800,000 is under our line of credit agreement with our bank which allows us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit agreement is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. On September 17, 2009 the Company renewed its Line of Credit with the Bank through June 30, 2010. Under our agreements with the bank we are currently required to maintain a debt service coverage ratio of 1.15, a tangible net worth of $3,000,000, and obtain permission from the bank for any of the following: (a) to incur additional indebtedness, (b) make any expenditures for property and equipment (including capital leases) in excess of $500,000 in any fiscal year, and (c) pay cash dividends or redeem any of our capital stock other than dividends on our preferred stock subject to meeting the debt service coverage ratio. At September 30, 2009 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 3.04 and a tangible net worth of $ 3,768,771.

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

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on February 1, 2011 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. We recorded a profit of approximately $187,000 for the year ended 2007 but recorded a loss of approximately $1,728,000 for the year ended 2008 and therefore relied on cash from our financing activities to fund our operations. The loss for the year ended 2008 included approximately $2,323,000 of litigation expenses which adversely affected our liquidity and financial covenants. We had significantly lower litigation expenses in the nine months of 2009 and expect them to remain lower for the remainder of 2009. Absent a failure to maintain the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit, we should be able to fund our operating cash requirements for 2009. We have no material commitments for capital expenditures.

Net cash provided from operating activities for the nine months ended September 30, 2009 was $218,493. Cash totaling $811,292 was provided by the net income for the nine months ended September 30, 2009 of $456,631, the non-cash charges for depreciation of $304,695, amortization of $22,497, stock option expense of $15,769 and warrant expense of $11,700. Cash was used by the net change of ($592,799) in our operating assets and liabilities as follows:

Accounts receivable increase	$(400,085)
Inventories decrease	194,470
Prepaid expenses increase	(122,183)
Patent costs increase	(21,880)
Other assets increase	(45,846)
Accounts payable decrease	(185,340)
Accrued expenses decrease	(11,935)

Net change	$(592,799)

Net cash used in investing activities for the nine months ended September 30, 2009 was $147,342, which was used for the acquisition of property and equipment. Cash used in financing activities for the nine months ended September 30, 2009 was $106,826 for the principal payments on long and short term debt.

CRITICAL ACCOUNTING POLICIES / ESTIMATES

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

Inventories. Inventories are stated at the lower of cost or net realizable value. We estimate net realizable value based on intended use, current market value and inventory aging analyses. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2009. Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2009 the International Trade Commission (“ITC”) issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge which found in our favor on all but one claim with respect to claims filed against us by a competitor, Applica Consumer Products, Inc. (“Applica”) alleging infringement by our SmartScoop® automated litterbox product. Applica appealed the ITC ruling in our favor and the appeal is currently pending in the Court of Appeals for the Federal Circuit. We separately appealed the ITC decision finding infringement under the one claim as well. These separate appeals will likely be consolidated and heard in the coming months. Applica has also sought a restraining order against a retailer carrying OurPet’s automated litterbox. We believe Applica’s action to be without merit. Pursuant to our agreement with the retailer we will indemnify a portion of the costs of its defense against Applica.

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

On September 17, 2009, OurPet’s issued 350,000 warrants for the right to purchase OurPet’s common stock to its President, Steven Tsengas, in consideration for his guarantee of OurPet’s new credit facility. Additional information regarding this issuance is available in OurPet’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.

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

OURPET’S COMPANY

Dated: November 13, 2009	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)