Form 10-K
period 2009-12-31
OURPETS CO
filed 2010-03-31
CIK 1094139

As filed with the Securities and Exchange Commission on March 31, 2010

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes    ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2009 were $14,251,786. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $4,085,524 as of March 15, 2010. As of March 15, 2010, the registrant had outstanding 15,393,667 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 21, 2010.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2009

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 400 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Go! Cat Go®, and DockDogs® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery and quality.

According to the most recent 2009/2010 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 71.4 million U.S. households reported owning a pet in 2008, with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.9 million birds.

We sell our products in the following market segments:

Mass retailers—eg. Wal-Mart, Kmart

Pet superstores—eg. PetsMart, Petco

Regional Pet Chains—eg. Pet Supplies Plus, Pet Supermarket

Pet catalogues—eg. Drs. Foster & Smith, Care-A-Lot, J-B Wholesale

Clubs—eg. Costco, Sam’s Club

Military Exchange chains—eg. AAFES, NEXCOM

Grocery chains—eg., Publix, Meijers, Krogers

Pet food manufacturers—eg., Ralston Purina

Pet distributors—eg. Bradley Caldwell, Wolverton, Central Garden & Pet

International customers—eg. Zellers, Underworld, Pet’s at Home

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 340 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 340 customers for the year ended December 31, 2009, 42.9% of our revenue was derived from PetsMart and Wal-mart. Revenue generated from each of these customers amounted to $3,076,073 and $2,921,058, respectively, which represents 22.0% and 20.9% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat and dog waste management products, and natural and nutritional pet supplements and topical products. We conduct our marketing and sales activities through ten employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 2% to 6% of net sales to customers.

Our marketing strategies include, among others, trade shows, customer visitation, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as Mexico and the Far East.

Most of our products are proprietary and we have been granted or assigned 56 United States and international patents for dog and cat feeders and have 51 United States and international patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 34 additional trademark registrations and applied for 19 trademark registrations, which are still pending.

As of March 15, 2010, we had 30 full-time employees consisting of four officers, nine other employees in sales and marketing, one employee in engineering, two employees in quality assurance, four employees in finance and administration, one employee in IT, five employees in operations and four employees in warehousing and shipping. We do not have any employees in manufacturing since that operation is subcontracted to outside vendors. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $259,328 for the year ended December 31, 2009 and $141,111 for the year ended December 31, 2008.

Item 1A. Risk Factors.

We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

We are one of many companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with domestic and foreign companies, who also manufacture their products in low cost areas such as Mexico and the Far East. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely affect our sales, if this trend continues or these retailers are unable to emerge from bankruptcy protection.

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

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 56 U.S. and international patents issued or assigned and 51 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The inability to successfully defend the alleged patent infringement actions against us would result in loss of business and expense.

We are currently defending litigation filed against us by a competitor that alleges that we infringed upon certain patents for self-cleaning litter boxes. If we are not successful in defending this litigation we would not be able to sell our SmartScoop™ self-scooping cat litter box and we could incur costs for damages paid to our competitor and for the write-off of our product development and tooling costs for our product.

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

We currently have 15,393,667 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 15, 2010, we had outstanding 189,816 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,896,160 shares of Common Stock at conversion rates of $1.00 per share for 66,000 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of March 15, 2010, we had outstanding 4,717,887 warrants to purchase an aggregate of 4,717,887 shares of Common Stock at exercise prices ranging from $0.283 to $1.438 per share and options to purchase an aggregate of 1,575,500 shares of Common Stock at exercise prices ranging from $0.20 to $1.55 per share. We have reserved an aggregate of 1,991,500 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this Report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2. Properties.

We lease a 64,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties, at a current monthly rental of $28,417 plus real estate taxes. Senk Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, President, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. We have entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon. We believe that this facility will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any longer-range future growth can be accommodated by expanding that facility or leasing nearby space.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3. Legal Proceedings.

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently partially stayed in view of the U.S. International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent suit is continuing and is in the discovery stage.

On or about December 2, 2007, Applica filed a complaint with the ITC in Washington D.C. whereby Applica sought an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. On April 7, 2009 the ITC issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge. On April 21, 2009, we certified to the U.S. Customs that our new revised products are non-infringing so that we could continue to import the products and on May 28, 2009, U.S. Customs ruled in our favor that the new model SmartScoopTM can be freely imported into the United States. Applica appealed the ITC’s April 7, 2009 ruling in our favor and the appeal is currently pending in the Court of Appeals for the Federal Circuit. We separately appealed the ITC decision finding infringement under the one claim because we believe it was decided on incorrect facts. A ruling on our and Applica’s appeals is expected in April.

Applica also sought a restraining order against a retailer carrying OurPet’s SmartScoop™ litterbox, which was denied by the court. Applica’s legal action against the retailer has since been consolidated with our patent infringement litigation in the U.S. District Court. Pursuant to our agreement with the retailer we will indemnify a portion of the costs of its defense against Applica. We believe that Applica’s lawsuit against us and its legal actions against the retailer are without merit and aimed at discouraging competition, a belief we feel is supported by our recent success in obtaining a U.S. patent for the SmartScoop™ litter box in December 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

Quarter Ended	High	Low
March 31, 2008	1.00	0.56
June 30, 2008	1.01	0.38
September 30, 2008	0.54	0.27
December 31, 2008	0.43	0.15
March 31, 2009	0.35	0.19
June 30, 2009	0.35	0.20
September 30, 2009	0.51	0.27
December 31, 2009	0.63	0.43

As of March 15, 2010 , we had approximately 135 holders of record of our Common Stock.

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

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days.

The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals® www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go®! cat toys, Durapet® premium stainless steel bowls, Pet Zone® dog waste management product, wild bird feeders, and dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

As discussed below and in Liquidity and Capital Resources on Pages 11-13, we have funded our operations during 2009 principally from net cash provided by operating activities and from borrowings during 2008.

During 2009 we had a net reduction of $951,000 in borrowings from our line of credit facility with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2009 and December 31, 2008 we had balances of $849,000 and $1,800,000, respectively, under the line of credit with our bank at an interest rate of prime plus .5% versus an interest rate of prime plus .75% during all of 2008.

On October 2, 2009, we obtained a new $800,000 term loan from our bank. The $800,000 term loan was the second of two credit facilities extended to us by our bank on September 17, 2009, the other being a renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down the line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan has a fixed interest rate of 4.61% and is payable monthly over a 3 year period in equal installments of $23,859 that include interest. Effective October 2, 2009 the line of credit’s interest rate was reduced to Prime + .5% from Prime + .75%. Both loans are secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2009, the new term loan had an outstanding principal balance of $735,952.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $600,000. We used these funds for expenses related to litigation on certain of our SmartScoop™ products (the “SmartScoop™Litigation”) and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 301,212 warrants exercisable at $0.821 per share in accordance with the warrant anti-dilution provisions.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. We used the funds for additional expenses related to the SmartScoop™Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at an option price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at an option price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 442,412 warrants exercisable at $0.496 per share in accordance with the warrant anti-dilution provisions.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $125,000. We also used these funds for expenses related to the SmartScoop™Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at option prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 12,604 and 50,468 warrants exercisable at $0.496 and $0.397 per share respectively, in accordance with the warrant anti-dilution provisions.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $350,000. We also used these funds for expenses related to the SmartScoop™Litigation. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus

2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share were adjusted to 25,234 warrants exercisable at $0.397 per share and the 300,000 warrants exercisable at $0.37 per share were adjusted to 301,293 warrants exercisable at $0.368 per share in accordance with the warrant anti-dilution provisions.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In the following discussion all references to 2009 are for the year ended December 31, 2009 and all references to 2008 are for the year ended December 31, 2008.

Net revenue for 2009 was $14,251,786, an increase of 14.8% in revenue from $12,410,135 in 2008, consisting of sales of proprietary products for the retail pet business. Of this $1,841,651 increase, approximately $896,000 came from our two largest customers primarily due to new product introductions and new packaging roll out. The remaining increase of approximately $945,000 came from increased International sales of $270,000 and increased sales to new customers and distributors of $ 675,000. Total sales to all customers of new products in 2009 that were not sold in 2008, including the new Flappy products, Play-N-Squeak products, new Durapet Bowl products, new Go Cat Go products, private label sales and ecoPure products were approximately $1,879,000. Our sales to foreign customers increased by approximately $270,000, or 35.7, from 2008 mainly due to increased sales to customers in England, Finland and Sweden.

While net revenue increased by 14.8% in 2009, cost of goods sold increased by 11.9%, from $8,911,274 in 2008 to $9,971,696 in 2009. This increase of $1,060,422 was due primarily to the increase in sales volume driving a 13.7% ($965,000) increase in the cost of purchased products sold and a 21.0% ($95,000) increase in operations labor costs as we added one new indirect employee, had significant increases in health insurance costs as well as increased accruals for bonus and profit sharing. Research and development costs are included in cost of goods sold and increased 92.7% ($120,000) as we hired a full time engineering manager for new product development and incurred additional R&D expenses related to new product prototyping and samples. Our freight out costs dropped 25.8% ($80,000) due to improved logistics management. Depreciation expenses decreased 10.3% ($40,000) as molds and tooling assets with three year lives became fully depreciated. Customer back charges and warranty costs decreased 52.4% ($73,000) due to improved quality control and decreased Smart Scoop litter box shipments. Personal Property /Ohio Commercial activity Tax adjustments resulted in approximately $30,000 of increased expense. Warehouse rent increased approximately $11,000 due to escalations in our lease agreement. Operations travel expense increased approximately $6,000 due to our visiting overseas vendors. Overall, our variable and fixed warehouse and overhead costs increased by 5.2% ($96,000) from 2008.

Net revenue increased by 14.8% and the cost of goods sold increased by 11.9%, which resulted in our gross profit on sales increasing by 22.3%, or $781,229, from $3,498,861 in 2008 to $4,280,090 in 2009.

Selling, general and administrative expenses in 2009 were $3,114,960, an increase of $408,732, or 15.1%, from $2,706,228 in 2008. The significant increases were in (i) increased salaries, wages, payroll taxes and benefits of approximately $235,000 due to the hiring of two additional employees, one in sales, one in IT, overlap transition costs related to our CFO transition, overall increased health insurance costs and the increased accruals for employee profit sharing and managers’ bonuses, (ii) increased sales and marketing expenses of approximately $99,000 mainly due to promotional and incentive expenses by our customers and higher costs incurred for trade shows, (iii) accruals for commissions due to our sales representatives of approximately $39,000 mainly due to increased sales in 2009 and (iv) consulting services of approximately $17,000 for Sarbanes Oxley compliance.

Litigation expenses were $373,608 for 2009, a decrease of $1,949,375 from $2,322,983 due to the decreased costs and activities related to our defense of a competitor’s 2007 lawsuit against us for alleged patent infringement in connection with our SmartScoop™ self-scooping cat litter box .

Income (loss) from operations increased by $2,321,872, from a loss of $1,530,350 in 2008 to income of $ 791,522 in 2009. This was the result of increases in our gross profit on sales of $781,229 and decreases in litigation expenses of $1,949,375 which more than offset the increases in selling, general and administrative expenses of $408,732.

Interest expense for 2009 was $178,902, a decrease of 7.5%, or $14,448, from $193,350 in 2008. This decrease was primarily due to a $39,000 decrease in our line of credit interest expense which more than offset the $18,000 increase in contributor notes interest expense and a $13,000 supplier financing charge. The line of credit interest expense decrease was primarily due to the average interest rate reduction to 3.95% in 2009 from 5.86% in 2008. Also, the line of credit average outstanding balance in 2009 decreased from $1,738,000 in 2008 to $1,539,000 in 2009. The increase in interest expense related to contributor notes was primarily due to 2009 being the first complete year of interest being charged vs. the partial 2008 year during which the notes were executed throughout that year. The supplier financing charges are no longer being incurred since we obtained the additional financing in September of 2009.

Other income for 2009 was $38,153 compared to $1,577 in 2008. The approximate $37,000 increase was due to a settlement received in connection with our lawsuit against Akon Plastic Enterprises, Inc.

Income tax expense was a benefit of $124,994 in 2009 compared to an expense of $6,075 in 2008. The change of approximately $131,000 was primarily due to an approximately $125,000 deferred tax benefit.

The net income for 2009 was $775,767 as compared to a net loss 2008 of $1,728,198 or an increase in profitability of $2,503,965. This increase was as a result of the following changes from 2008 to 2009:

Net revenue increase of 14.8%	$1,841,651
Cost of goods sold increase of 11.9%	(1,060,422)

Gross profit on sales increase of 22.3%	781,229
Selling, general and administrative expenses increase of 15.1%	(408,732)
Litigation expense	1,949,375
Other income and expense	36,576
Interest expense decrease of 7.5%	14,448
Income tax benefit	131,069

Increase in Profitability	$2,503,965

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had approximately $1,351,000 in available funds at December 31, 2009 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2009, we had $3,159,669 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .5%	$849,000
Bank term note 1	7.60%	55,443
Bank term note 2	4.61%	735,952
Contributor notes payable	Prime plus 2%	1,367,500
Pet Zone Products Ltd term loan	7.75%	37,842
Installment note payable	7.3%	13,932
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness of $849,000 is from a line of credit with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2010. Under our agreement with the bank we are currently required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio). At December 31, 2009 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 3.57 and a tangible net worth of $4,130,761.

On October 2, 2009, we obtained a $800,000 term loan (bank term note 2) from our bank. The term loan was the second of two credit facilities extended to us by our bank on September 17, 2009, the other being the renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down our line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan has a fixed interest rate of 4.61% and is payable monthly over a 3 year period in equal installments of $23,859 that include interest. Effective October 2, 2009, the interest rate on our line of credit’s was reduced to Prime + .5% from Prime + .75%. Both loans are secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders.

The installment notes payable are paid in monthly payments of $560 including interest through March 2012. The other notes payable are due in the amount of $75,000 on December 1, 2010 to Beachcraft L.P. and $25,000 on November 30, 2010 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on December 31, 2010 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock at an exercise price of $0.30 per share. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the warrant anti-dilution provisions. The warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. For the year ended 2008, we recorded a loss of approximately $1,728,000 due to approximately $2,323,000 of litigation expenses and therefore had to rely on our financing activities to fund operations. However, for the year ended 2009, litigation expenses were significantly lower. We recorded a profit of approximately $776,000 and were able to rely on cash from our operating activities to fund our operations. In 2010, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2010. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2009 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt	$3,159,669	$1,905,589	$1,254,080	$-0-	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	3,119,080	377,989	788,038	844,351	1,108,702

Total Contractual Cash Obligations	$6,278,749	$2,283,578	$2,042,118	$844,351	$1,108,702

Net cash provided by operating activities for the year ended December 31, 2009 was $353,012. Cash was provided by the net operating income for the year of $1,246,303, including the non-cash charges for depreciation of $394,827, amortization of $30,654, stock option expense of $21,025, and warrant expense of $24,030. Cash was reduced by $893,291 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(460,295)
Inventories decrease	319,582
Prepaid expenses increase	(19,135)
Patent cost increase	(50,867)
Deferred Tax Benefit increase	(125,370)
Other assets increase	(116,088)
Accounts payable decrease	(192,266)
Accrued expenses decrease	(248,852)

Net change	$(893,291)

The increase in accounts receivable from December 31, 2008 to December 31, 2009 was caused principally by the increase in gross sales from October 2009 to December 2009 of approximately $583,000. Our inventory decrease from December 31, 2008 to December 31, 2009 was the result of improved inventory management. The increase in other assets of approximately $116,000 from December 31, 2008 to December 31, 2009 was due to increased inventory deposits required by new overseas vendors. Our reduction in accounts payable of approximately $192,000 from December 31, 2008 to December 31, 2009 was due to improved cash flow from operating activities allowing us to take discounts. Our accrued expenses decreased from December 31, 2008 to December 31, 2009 by approximately $249,000 primarily as a result of our paying down deferred legal fees of approximately $368,000 which were offset by an increase of accrued interest of approximately $77,000 and an increase in accrued bonus/profit sharing of approximately $64,000.

Net cash used in investing activities for the year ended December 31, 2009 was $273,082, which was used for the acquisition of property and equipment. Net cash used in financing activities for the year was $358,948.

Cash of $207,948 was used for the principal repayment of long term debt. Cash of $951,000 was used to decrease net borrowings under the line of credit with our bank. $800,000 was provided by a new three year term note.

Net cash used in operating activities for the year ended December 31, 2008 was $692,764. Cash was used in the net operating loss for the year of $1,202,472, including the non-cash charges for depreciation of $441,219, amortization of $27,767, stock option expense of $19,356, and warrant expense of $37,384. Cash was provided by the net change of $509,708 in our operating assets and liabilities. These changes consisted of increases in accounts receivable of $181,474, patent costs of $33,638 and decreases in inventory of $91,895, prepaid expenses of $17,074 and other assets of $4,471 and increases in accounts payable of $68,142 and accrued expenses of $543,238.

Net cash used in investing activities for the year ended December 31, 2008 was $208,240, which was used for the acquisition of property and equipment. Net cash provided by financing activities for the year was $1,235,734. Cash of $100,000 was provided by the net borrowing under our line of credit with the bank, $1,367,500 was provided by the issuance of long-term debt and $629 was provided by the exercise of stock options. Cash of $232,395 was used for the principal payments on long-term debt.

Subsequent to December 31, 2009, on February 1, 2010, the Company completed a private placement of Preferred Stock totaling $865,312. Payment for the Preferred Stock was comprised of cash in the aggregate amount of $595,000, the conversion of contributor debt in the aggregate amount of $270,012 and the conversion of $300 in accrued interest on the contributor notes. The debt conversion reduced the amount of contributor notes payable in February 2010 from $600,000 to $329,988.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2009 and 2008, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent calendar years or any later interim period, there have been no changes in, or disagreements with, our principal independent accountant or a significant subsidiary’s independent accountant.

Item 9A(T). Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of OurPet’s is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 21, 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Board of Directors—Director Independence” of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiary are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 30-49).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant(17)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2010
Steven Tsengas

/S/ SCOTT R. MENDES	Chief Financial Officer (principal accounting officer)	March 31, 2010
Scott R. Mendes

/S/ JOSEPH T. AVENI	Director	March 31, 2010
Joseph T. Aveni

/S/ WILLIAM M. FRASER	Director	March 31, 2010
William M. Fraser

/S/ JAMES D. IRELAND III	Director	March 31, 2010
James D. Ireland III

/S/ JOHN SPIRK	Director	March 31, 2010
John Spirk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2009 and December 31, 2008, and the consolidated results of their operations and cash flows for the years ended December 31, 2009 and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of OurPet’s Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, which is included in Form 10-K and, accordingly, we do not express an opinion thereon.

S. R. Snodgrass, A. C.
Certified Public Accountants

Mentor, Ohio

March 31, 2010

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,555	$363,573
Accounts receivable—trade, less allowance for doubtful accounts of $21,116 and $22,477	1,881,179	1,420,884
Inventories	2,984,035	3,303,617
Prepaid expenses	93,130	73,995
Deferred Tax Asset less Valuation Allowance of $377,734 and $741,467	125,370	—

Total current assets	5,168,269	5,162,069

PROPERTY AND EQUIPMENT
Computers and office equipment	339,077	296,298
Warehouse equipment	254,811	254,176
Leasehold improvements	129,572	120,705
Tooling	3,432,508	3,316,059
Construction in progress	302,991	199,386

Total	4,458,959	4,186,624
Less accumulated depreciation	(2,504,154)	(2,110,074)

Net property and equipment	1,954,805	2,076,550

OTHER ASSETS
Patents, less amortization of $170,863 and $140,209	279,719	259,506
Goodwill	67,511	67,511
Deposits and other assets	128,438	12,350

Total other assets	475,668	339,367

Total assets	$7,598,742	$7,577,986

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2009	2008
LIABILITIES
CURRENT LIABILITIES
Notes payable	$949,000	$1,900,000
Current maturities of long-term debt	956,589	144,581
Accounts payable—trade	1,046,101	1,238,367
Accrued expenses	417,199	666,051

Total current liabilities	3,368,889	3,948,999

LONG-TERM DEBT
Long-term debt—less current portion above	1,254,080	1,474,036

Total long-term debt	1,254,080	1,474,036

Total liabilities	4,622,969	5,423,035

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; authorized 50,000,000 shares, issued and outstanding 15,378,984 and 15,312,984 shares	4,235,093	4,196,153
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; authorized 5,000,000 shares, issued and outstanding 66,000 shares	602,679	602,679
PAID-IN CAPITAL	75,944	69,829
ACCUMULATED DEFICIT	(1,937,943)	(2,713,710)

Total stockholders’ equity	2,975,773	2,154,951

Total liabilities and stockholders’ equity	$7,598,742	$7,577,986

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Net revenue	14,251,786	$12,410,135
Cost of goods sold	9,971,696	8,911,274

Gross profit on sales	4,280,090	3,498,861
Selling, general and administrative expenses	(3,114,960)	(2,706,228)
Litigation expense	(373,608)	(2,322,983)

Income (loss) from operations	791,522	(1,530,350)
Other income and expense, net	38,153	1,577
Interest expense	(178,902)	(193,350)

Income (loss) before income taxes	650,773	(1,722,123)
Income tax benefit (expense)	124,994	(6,075)

Net income (loss)	$775,767	$(1,728,198)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net income (loss)	$0.05	$(0.12)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,523,288	15,257,050

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit
Balance at January 1, 2008	66,000	$602,679	15,243,984	$4,167,804	$40,809	$(985,512)	$3,825,780
Common Stock issued upon exercise of stock options	—	—	3,000	629	—	—	629
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	27,720	(27,720)	—	—
Net (loss) for the year	—	—	—	—	—	(1,728,198)	(1,728,198)
Stock-based compensation expense	—	—	—	—	56,740	—	56,740

Balance at December 31, 2008	66,000	$602,679	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951
Common Stock issued in payment of Preferred Stock dividend	—	—	66,000	38,940	(38,940)	—	—
Net Income for the year	—	—	—	—	—	775,767	775,767
Stock based compensation expense	—	—	—	—	45,055	—	45,055

Balance at December 31, 2009	66,000	$602,679	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$775,767	$(1,728,198)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	394,827	441,219
Amortization expense	30,654	27,767
Stock option expense	21,025	19,356
Warrant expense	24,030	37,384
(Increase) decrease in assets:
Accounts receivable—trade	(460,295)	(181,474)
Inventories	319,582	91,895
Prepaid expenses	(19,135)	17,074
Deferred Tax Asset	(125,370)	—
Patent costs	(50,867)	(33,638)
Deposits and other assets	(116,088)	4,471
Increase (decrease) in liabilities:
Accounts payable—trade	(192,266)	68,142
Accrued expenses	(248,852)	543,238

Net cash (used in) provided by operating activities	353,012	(692,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(273,082)	(208,240)

Net cash used in investing activities	(273,082)	(208,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(207,948)	(232,395)
Gross borrowing on bank line of credit	(951,000)	100,000
Issuances of Common Stock	—	629
Issuance of long-term debt	800,000	1,367,500

Net cash (used in) provided by financing activities	(358,948)	1,235,734

Net increase (decrease) in cash	(279,018)	334,730
CASH AT BEGINNING OF YEAR	363,573	28,843

CASH AT END OF YEAR	$84,555	$363,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$163,827	$138,535

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Common Stock issued in payment of Preferred Stock dividend	$38,940	$27,720

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

Accounts Receivable—Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2009 and 2008 in the amount of $21,116 and $22,477, respectively.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2009 and December 31, 2008 consist of:

	2009	2008
Finished goods	$2,163,787	$2,425,396
Components and packaging	820,248	878,221

Total	$2,984,035	$3,303,617

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

All property and equipment is pledged as collateral for bank loans. Total depreciation for the years ended December 31, 2009 and December 31, 2008 was $394,827 and $441,219, respectively.

Intangible Assets—The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $50,640 in the year ended December 31, 2009 and $33,638 in the year ended December 31, 2008 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy ®Go! Cat! Go®!, and DockDogs® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2009, 42.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $3,076,073 and $2,921,058, which represents 22.0% and 20.9% of total revenue, respectively.

For the year ended December 31, 2008, 42.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,798,485 and $2,472,099, which represents 22.6% and 19.9% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2009 and December 31, 2008 was $259,328 and $141,111, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2009 and December 31, 2008 was $67,897 and $32,513, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs—Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options—Accounting Standards requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2009 and 2008 as a result of stock options was $21,025 and $19,356, respectively.

Net Income Per Common Share—Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included. As of December 31, 2009, common shares that are or could be potentially dilutive include 1,593,000 stock options at exercise prices from $0.200 to $1.550 a share, 4,717,887 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share. As of December 31, 2008, common shares that are or could be potentially dilutive include 1,395,000 stock options at exercise prices from $0.260 to $1.550 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 740-10 (prior authoritative literature: Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of SFAS No. 109). FASB ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted FASB ASC 740-10 on January 1, 2007. Under FASB ASC 740-10, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2009 and 2008, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2006 and forward. The Company’s major taxing jurisdiction is the United States. Within the United States, only Ohio could give rise to significant tax liabilities.

Subsequent Events—The Company has performed an evaluation of subsequent events. On January 28, 2010 and February 1, 2010, the Company sold an aggregate of 123,616 shares of its series 2009 preferred stock (the “Preferred Shares”), in a private placement to a total of 15 accredited investors. All Preferred Shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. All Preferred Shares are convertible at any time into shares of Common Stock at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All Preferred Shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary in order for the Company to comply with its loan covenants. The Company has the right to convert the Preferred Shares into Common Stock at any time after the trading price of its common stock reaches $1.50 per share for twenty (20) consecutive days.

The Preferred Shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. The Company did not utilize an underwriter or placement agent in connection with the private placement.

This series of Preferred Shares was established by an amendment to the Company’s articles of incorporation, as amended, which amendment is described in the Company’s current report filed with the Securities and Exchange Commission on January 27, 2010. Each Preferred Share is currently convertible into ten shares of the Company’s Common Stock, subject to adjustments as described in the amendment.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The Company has presented the necessary disclosures in Note—Stock Options herein.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. See Note Fair Value of Financial Instruments for the necessary disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements – (Continued)

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued an accounting standard related to non-controlling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements – (Continued)

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note Subsequent Events.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2009	2008
Revolving note payable—Bank, under line of credit facility of up to $2,000,000 with interest at prime plus .50% (3.75% at December 31, 2009 and 4.00% at December 31, 2008). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$849,000	$1,800,000
Note payable—Bank, loan of $300,000, due in 36 monthly installments of $9,362 including interest at 7.60% beginning July 23, 2007. This note is secured by all inventory, chattel paper, accounts, equipment and general intangibles.	55,443	159,110
Note payable—Bank, loan of $800,000, due in 36 monthly principal and interest installments of $23,859 at an interest rate of 4.61% beginning September 17, 2009 This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	735,952	- 0 -
Note payable—Pet Zone Products Ltd, due in quarterly installments of $9,878 through December 31, 2010 including interest at 7.75%. This note is subordinated to the bank loans.	37,842	72,560
Note payable—former director and shareholder, due on December 1, 2010. Interest at prime plus 3% (6.25% at December 31, 2009 and 6.25% at December 31, 2008) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on November 30, 2010. Interest is payable quarterly at 10%. This note is subordinated to the bank loans.	25,000	25,000
Notes payable—directors, shareholders, and investors due beginning in 2010 through 2012. Interest calculated quarterly at prime plus 2% (5.25% at December 31, 2009 and December 31, 2008). These notes are subordinated to the bank loans.	1,367,500	1,367,500
Installment notes payable—due in monthly payments decreasing from $3,554 to $560 including interest through March 27, 2012. Interest rates range from 7% to 7.5%.	13,932	19,447

	3,159,669	3,518,617
Less current portion of long-term debt	1,905,589	2,044,581

	$1,254,080	$1,474,036

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
2010	$1,905,589
2011	743,528
2012	510,552

$3,159,669

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $500,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $3,000,000.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on November 30, 2010 with interest payable quarterly. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due December 31, 2010) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes due in two years for $600,000, due in three years for $467,500, and due in four years for $300,000 all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at option prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 839,580 warrants exercisable at $0.368 to $0.818 per share in accordance with the warrant anti-dilution provisions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS

	As of December 31, 2009		As of December 31, 2008
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$450,582	$170,863	$399,715	$140,209

Unamortized intangible assets:
Domain names	$11,000	$—	$11,000	$—

Amortization expense for year ended 12/31	$30,654		$27,767

Estimated amortization expense:
For year ending 12/31/10	$33,072
For year ending 12/31/11	$33,072
For year ending 12/31/12	$33,072
For year ending 12/31/13	$33,072
For year ending 12/31/14	$33,072

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $28,417 plus real estate taxes. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon. Lease expense for the year ended December 31, 2009 and the year ended December 31, 2008 was $358,678 and $341,213, respectively.

On January 15, 2007 and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”), one of the principals of NSDA is John Spirk, a member of the Company’s Board of Directors and a shareholder. Also, NSDA indirectly owns shares of the Company through its ownership in Pet Zone Products, Ltd., a significant shareholder of the Company. The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company. Through December 31, 2009, the Company has been invoiced $781,061 by NSDA of which $410,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $320,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009. As of December 31, 2009, the fee accrued to date was $8,748.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK

At December 31, 2009, 40.6% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $344,632, $184,789, $148,854, and $94,168, which represents 18.1%, 9.7%, 7.8%, and 5.0% of total accounts receivable, respectively.

At December 31, 2008, 47.6% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $328,642, $165,218, $97,535, and $95,123, which represents 22.8%, 11.4%, 6.8%, and 6.6% of total accounts receivable, respectively.

CAPITAL STOCK

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible Preferred Stock. Each share of the Preferred Stock is convertible into ten shares of Common Stock at a conversion rate of $1.00 per share. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the Preferred Stock are entitled to a 10% dividend paid annually in Common Stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the Common Stock dividend.

WARRANTS

At December 31, 2009, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
2004 Directors for fees	57,632	0.282	October 1, 2012
2005 Directors for guarantees	152,778	0.422	November 14, 2012
2006 Acquisition of business	2,782,500	0.589	January 2, 2013
2006 Note payable to stockholder	126,673	0.330	January 3, 2013
2006 Payment for services	20,330	0.492	April 20, 2013
2006 Director for guarantee	254,348	0.688	August 2, 2013
2007 Directors for fees	51,983	1.432	August 17, 2012
2008 Payment for services	50,427	0.942	January 11, 2013
2008 Note payable to contributor	7,569	0.818	February 8, 2013
2008 Notes payable to contributors	294,941	0.496	February 8, 2013
2008 Notes payable to contributors	133,606	0.496	June 20, 2013
2008 Note payable to contributor	12,604	0.496	July 24, 2013
2008 Note payable to contributor	13,865	0.496	July 30, 2013
2008 Note payable to contributor	50,468	0.397	August 13, 2013
2008 Note payable to contributor	25,234	0.397	October 7, 2013
2008 Note payable to contributor	301,293	0.368	November 7, 2013
2009 Director for guarantee	351,507	0.451	September 17, 2012
2009 Payment for services	30,129	0.482	October 15, 2014

Total	4,717,887

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS (Continued)

The exercise price for the common shares issuable under the warrants to purchase 2,782,500 shares is $0.589 per share if exercised on or before January 2, 2011 or $0.663 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.738 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,000,500.38
Granted	413,000.51
Exercised	3,000.21
Forfeited	—	—
Expired	15,500.21

Outstanding at December 31, 2008	1,395,000.42
Granted	203,000.25
Exercised	—	—
Forfeited	5,000.31
Expired	—	—

Outstanding at December 31, 2009	1,593,000.40

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLANS (Continued)

The following table summarizes options outstanding at December 31, 2009:

Range	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.85-$1.55	56,000	$1.10	2.4 Years	15,333	$1.13
$0.45-$0.65	553,500	$0.50	3.0 Years	98,333	$0.50
$0.20-$0.35	983,500	$0.30	4.2 Years	790,500	$0.31

There were 904,166 and 821,662 options exercisable at December 31, 2009 and December 31, 2008, respectively. The weighted average exercise price of options granted in 2009 and 2008 was $0.25 and $0.51, respectively.

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2009 are as follows:

2010	$377,989
2011	390,902
2012	397,136
2013	415,228
2014	429,123
Thereafter	1,108,702

Total minimum lease payments	$3,119,080

Total rent expense of the Company for the years ended December 31, 2009 and December 31, 2008 was $358,678 and $341,217, respectively.

INCOME TAXES

At December 31, 2009, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2006 and forward. The Company’s major taxing jurisdictions include the United States and Ohio.

There was an income tax benefit for 2009 of $124,994 and income tax expense of $6,075 for 2008.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the year ended December 31, 2009.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (Continued)

	2009	2008
Income tax expense/benefit based on US statutory rate	$238,739	$(558,054)
Current period change in the valuation allowance	$(363,733)	$564,129

Provision for Income Taxes	$(124,994)	$6,075

The Company

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$503,104	$741,467
Valuation allowances	$(377,734)	$(741,467)

Net deferred tax assets	$125,370	$-0-

The Company’s valuation allowance decreased by approximately $363,700 for the year ended December 31, 2009, which represents the effect of the current year’s net income and the current year’s calculation of the net deferred tax asset. The Company’s valuation allowance increased by approximately $564,000 for the year ended December 31, 2008 which represents the effect of the net operating loss. The Company has recorded a valuation allowance in 2009 to record its deferred tax assets at estimated net realizable value based on its assessment of the realization of these assets through future taxable income being “more likely than not.” For the year ended 12-31-08 the Company recorded a valuation allowance equal to its deferred tax assets due to the uncertainty of realization of these assets through future taxable income.

The Company has available at December 31, 2009, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
2008	$1,479,718	2028

LITIGATION

On March 31, 2000, SMP Company, Incorporated (formerly known as Sanar Manufacturing, Inc.) (“SMP”), a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Akon Plastic Enterprises, Inc. (“Akon”) whereby Akon agreed to purchase substantially all of the assets used by SMP in molding plastics. Further, as part of the sale, Akon and its President, David F. Harman (“Harman”), entered into an Indemnity Agreement whereby Akon and Harman, jointly and severally, agreed to indemnify us and the individual guarantors of the Small Business Administration loans to SMP against any liability for such loans, which were assumed as a part of the asset purchase by Akon. On June 5, 2003, we filed an action against Akon, the directors of Akon, and Harman in the Court of Common Pleas of Lake County, Ohio for damages, including non-payment of loans, due to Akon’s breach of the asset purchase agreement. On March 3, 2009, the parties agreed to settle and dismiss the pending action and the settlement agreement and mutual release were executed as of March 27, 2009. Under the agreement the Company received approximately $37,000 after deductions for contingent legal fees and expenses.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LITIGATION (Continued)

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently partially stayed in view of the U.S. International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent suit is continuing and is in the discovery stage.

On or about December 2, 2007, Applica filed a complaint with the ITC in Washington D.C. whereby Applica sought an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. On April 7, 2009 the ITC issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge. On April 21, 2009 we certified to the U.S. Customs that our new revised products are non-infringing so that we could continue to import the products and on May 28, 2009 U.S. Customs ruled in our favor that the new model SmartScoop® can be freely imported into the United States. Applica appealed the ITC’s April 7, 2009 ruling in our favor and the appeal is currently pending in the Court of Appeals for the Federal Circuit. We separately appealed the ITC decision finding infringement under the one claim because we believe it was decided on incorrect facts. A ruling on our and Applica’s appeals is expected in April.

Applica also sought a restraining order against a retailer carrying OurPet’s SmartScoop™ litterbox. Pursuant to our agreement with the retailer we will indemnify a portion of the costs of its defense against Applica. We believe that Applica’s lawsuit against us and its legal actions against a retailer are without merit and aimed at discouraging competition, a belief we feel is supported by our recent success in obtaining a U.S. patent for the SmartScoop™ litter box in December 2009.

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