Form 10-Q
period 2010-03-31
OURPETS CO
filed 2010-05-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2010	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of May 7, 2010, the Registrant had outstanding 15,393,667 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, and warrants exercisable for 4,717,887 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,842	$84,555
Accounts receivable - trade, less allowance for doubtful accounts of $22,598 and $21,116	1,984,193	1,881,179
Inventories	3,010,048	2,984,035
Prepaid expenses	256,407	93,130
Deferred Tax Asset less Valuation allowance of $281,331 and $377,734	125,370	125,370

Total current assets	5,454,860	5,168,269

PROPERTY AND EQUIPMENT
Computers and office equipment	363,374	339,077
Warehouse equipment	262,009	254,811
Leasehold improvements	223,091	129,572
Tooling	3,437,608	3,432,508
Construction in progress	328,490	302,991

Total	4,614,572	4,458,959
Less accumulated depreciation	2,616,275	2,504,154

Net property and equipment	1,998,297	1,954,805

OTHER ASSETS
Patents, less amortization of $179,190 and $170,863	274,748	279,719
Goodwill	67,511	67,511
Domain names and other assets	156,800	128,438

Total other assets	499,059	475,668

Total assets	$7,952,216	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,060,000	$949,000
Current maturities of long-term debt	323,155	956,589
Accounts payable - trade	958,717	1,046,101
Accrued expenses	309,782	417,199

Total current liabilities	2,651,654	3,368,889

LONG-TERM DEBT
Long-term debt - less current portion above	1,186,230	1,254,080

Total liabilities	3,837,884	4,622,969

STOCKHOLDERS’ EQUITY
COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,393,667 and 15,378,984 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	4,244,343	4,235,093

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at March 31, 2010	865,312	—

PAID-IN CAPITAL	77,695	75,944

ACCUMULATED DEFICIT	(1,675,697)	(1,937,943)

Total stockholders’ equity	4,114,332	2,975,773

Total liabilities and stockholders’ equity	$7,952,216	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net revenue	$3,643,933	$3,390,379
Cost of goods sold	2,497,534	2,390,311

Gross profit on sales	1,146,399	1,000,068
Selling, general and administrative expenses	(818,536)	(714,754)
Litigation expense	(35,809)	(164,313)

Income from operations	292,054	121,001
Other income and expense, net	—	(32)
Interest expense	(29,808)	(42,359)

Income before income taxes	262,246	78,610
Income tax expense	—	—

Net income	$262,246	$78,610

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$—

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	18,173,581	15,313,600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	66,000	$602,679	—	$—	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773
Common Stock issued upon exercise of stock option	—	—	—	—	14,683	9,250	(9,250)	—	—
Preferred Stock issued	—	—	123,616	865,312	—	—	—	—	865,312
Net income	—	—	—	—	—	—	—	262,246	262,246
Stock-based compensation expense	—	—	—	—	—	—	11,001	—	11,001

Balance at March 31, 2010	66,000	$602,679	123,616	$865,312	15,393,667	$4,244,343	$77,695	$(1,675,697)	$4,114,332

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262,246	$78,610
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	112,121	111,502
Amortization expense	8,327	7,373
Stock option expense	6,000	5,256
Warrant expense	5,001	3,900
(Increase) decrease in assets:
Accounts receivable - trade	(103,014)	(230,044)
Inventories	(26,013)	(162,940)
Prepaid expenses	(163,277)	(80,622)
Patent costs	(3,356)	(11,057)
Domain names and other assets	(28,362)	—
Increase (decrease) in liabilities:
Accounts payable - trade	(87,384)	275,614
Accrued expenses	(107,417)	(165)

Net cash used in operating activities	(125,128)	(2,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(155,613)	(19,380)

Net cash used in investing activities	(155,613)	(19,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(701,284)	(34,986)
Net borrowings on bank line of credit	111,000	—
Issuance of Preferred Stock	865,312	—

Net cash provided by (used in) financing activities	275,028	(34,986)

Net increase (decrease) in cash	(5,713)	(56,939)

CASH AT BEGINNING OF PERIOD	84,555	363,573

CASH AT END OF PERIOD	$78,842	$306,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$86,539	$22,668

Non cash exercise of stock option	$9,250	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2010 and December 31, 2009 consist of:.

	2010	2009
Finished goods	$2,199,304	$2,163,787
Components and packaging	810,744	820,248

Total	$3,010,048	$2,984,035

All inventories are pledged as collateral for bank loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Go! Cat Go™, Flappy® and DockDogs® labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2010, 39.1% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $749,919 and $650,852, which represents 20.9% and 18.2% of total revenue, respectively.

For the three months ended March 31, 2009, 50.9% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $852,364 and $809,442, which represents 26.1% and 24.8% of total revenue, respectively.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2010 and 2009 as a result of stock options is not material.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2010, common shares that are or could be potentially dilutive include 1,575,500 stock options at exercise prices from $0.20 to $1.55 a share, 4,717,887 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2009, common shares that are or could be potentially dilutive included 1,520,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

INCOME TAXES

As of March 31, 2020, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $1.2 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first quarters of 2010 and 2009, the Company has not recorded tax provisions due to the expected utilization of net operating loss carryforwards. The effective tax rate for the three months ended March 31, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2009 and March 31, 2010. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to March 31, 2010 through May 15, 2010 for potential recognition and disclosure in the consolidated financial statements and determined there were none to report.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

Recently Issued Accounting Pronouncements (Continued)

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

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provided clarification for existing disclosure requirements. The majority of the new disclosure requirements became effective for us on January 1, 2010. Certain of the disclosure requirements will be effective for us on January 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

As discussed below and in Liquidity and Capital Resources on Pages 13 and 14, we have funded our operations principally from net cash provided from operating activities for the year ended December 31, 2009 and from financing activities in the three months ended March 31, 2010.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2010 we had a balance due of $960,000 under the line of credit with the bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

In the following discussion all references to 2010 are for the three months ended March 31, 2010 and all references to 2009 are for the three months ended March 31, 2009.

Net revenue for 2010 was $3,643,933, an increase of 7.5% in revenue from $3,390,379 in 2009, consisting of net sales of proprietary products for the retail pet business. This increase of $253,554 was the result of increased sales to new customers of approximately $520,000 offset by decreases in sales to our largest two customers of approximately $261,000. The decreases were due to non renewal of promotions and changes in merchandising assortments. Total sales to all customers of new products in 2010 that were not sold in 2009, including the new Play-N-Squeak® products, new dog plush toys Topsy Turvy®, Fluffles®, LOLDog® and Wild Hares®, Flappy® dog toys, and new Durapet® bowl product items, were approximately $241,000. Our sales to foreign customers increased by approximately $41,000, or 26%, from 2009 mainly due to increased sales to customers in Canada.

While net revenue increased by 7.5% in 2010, cost of goods sold increased by 4.5%, from $2,390,311 in 2009 to $2,497,534 in 2010. This increase of approximately $107,000 was the result of the cost of purchased products sold increasing 2.3%, or approximately $47,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010, which were offset by improved product sourcing. Approximately $39,000 of the cost of goods sold increase came from increased salaries, wages, payroll taxes and benefits due to increased staffing and associated benefits for our research & development and quality assurance and project management personnel. Lastly, approximately 10% of the increase came from an increase of approximately $10,000 in quality assurance product testing costs. Our variable and fixed warehouse and overhead costs increased by 17.9% from the comparable quarter in 2009 due to the above noted increased costs for salaries, wages, and payroll taxes in our quality assurance and research and development departments.

The net revenue increase of 7.5%, as offset by 4.5% increase in the cost of goods sold, resulted in our gross profit on sales increasing by 14.6%, or $146,331 from $1,000,068 in 2009 to $1,146,399 in 2010.

Selling, general and administrative expenses in 2010 were $818,536, an increase of 14.52%, or $103,782, from $714,754 in 2009. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $53,000 due to two additional employees in sales, marketing, and administration and an increase in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $35,000 mainly due to increased commissions, travel and promotional expenses, and (iii) an increase in professional expenses of approximately $15,000 mainly from higher investor relations costs and intellectual property protection costs.

Litigation expenses were $35,809 for 2010, a decrease of $128,504 from $164,313 for 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) patent infringement suits we filed against several other competitors for their infringement on our Durapet® and Play ‘N Squeak® patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop® case activity.

The income from operations improved by $171,053 from a $121,001 in 2009 to $292,054 in 2010 as a result of our gross profit on sales increasing by $146,331, or 14.6%, and the decrease in litigation expenses of $128,504, which was partially offset by a 14.5% increase in selling, general and administrative expenses of $103,782.

Interest expense for 2010 was $29,808, a decrease of $12,551, from $42,359 in 2009. This decrease was due to (i) a decrease in interest expense for our bank line of credit of approximately $12,400, a result of the decrease in our average balance to $591,000 in 2010 from $1,800,000 in 2009 combined with a rate decrease to 3.750% in 2010 from 4.00% in 2009, and (ii) a decrease in interest expense of $5,500 related to outstanding balances on contributor notes which were reduced from $1,367,000 to $767,000 through a combination of payments and conversion of some of the notes into preferred stock, partially offset by an increase in interest expense of approximately $8,000 related to our three year $800,000 bank term loan obtained in September

2009. Also, interest expense for our older bank term notes decreased by approximately $2,600 due to the reduced principal balances from the monthly payments.

Net income for 2010 was $262,246 as compared to net income of $78,610 for 2009, or an increase in profit of $183,636. This increase was a result of the following changes from 2009 to 2010:

Net revenue increase of 7.5%	$253,554
Cost of goods sold increase of 4.5%	(107,223)

Gross profit on sales increase of 14.6%	146,331
Selling, general and administrative expenses increase of 14.5%	(103,782)
Litigation expense decrease	128,504

Income from operations	171,053
Other income and expense, net decrease	32
Interest expense decrease of 29.6%	12,551

Increase in Profitability	$183,636

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $1,040,000 in available funds at March 31, 2010 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2010, we had $2,569,385 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .50%	$960,000
Bank term notes	4.61% and 7.60%	700,868
Contributor notes payable	Prime plus 2%	767,500
Pet Zone Products Ltd (“Pet Zone”) term loan	7.75%	28,526
Installment notes payable	7.30%	12,491
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness of $960,000 is from a line of credit with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2010. Under our agreement with the bank we are currently required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At March 31, 2010 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.53 and a tangible net worth of $4,511,300.

On October 2, 2009, we obtained an $800,000 term loan (bank term note 2) from our bank. The term loan was the second of two credit facilities extended to us by our bank on September 17, 2009, the other being the renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down our line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. Effective October 2, 2009, the interest rate on our line of credit was reduced to prime plus .5% from prime plus .75%. Both bank loans are secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, $600,000 of the Notes were retired through a cash payment of $329,988 and conversion of $270,012 of the notes to preferred stock. Of the remaining $767,500 in outstanding contributor notes, $265,000 is due June 20, 1011, $27,500 is due July 30, 2011, $25,000 is due July 24, 2011, $100,000 is due August 13, 2011, $50,000 is due on October 7, 2010 and $300,000 is due on October 31, 2012.

The installment notes payable are due in monthly payments of $560, including interest, through March 2012. The other notes payable are due in the amount of $75,000 on December 1, 2010, to Beachcraft L.P. and $25,000 on November 1, 2010 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on December, 2010 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. For the year ended 2008, we recorded a loss of approximately $1,728,000 due to approximately $2,323,000 of litigation expenses and therefore had to rely on our financing activities to fund operations. For the year ended December 31, 2009, litigation expenses were significantly lower, we recorded a profit of approximately $776,000 and were able to rely on cash from our operating activities to fund our operations. In 2010, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2010. We have no material commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2010 was $125,128. Cash was provided by the net income for the three months of $262,246, as well as the non-cash charges for depreciation of $112,121, amortization of $8,327, stock option expense of $6,000, and warrant expense of $5,001. Cash was used by the net change of $(518,823) in our operating assets and liabilities as follows:

Accounts receivable increase	$(103,014)
Inventories increase	(26,013)
Prepaid expenses increase	(163,277)
Patent costs increase	(3,356)
Domain names and other assets increase	(28,362)
Accounts payable decrease	(87,384)
Accrued expenses decrease	(107,417)

Net change	$(518,823)

Net cash used in investing activities for the three months ended March 31, 2010 was $155,613, which was used for the acquisition of property and equipment. Cash provided by financing activities for the three months ended March 31, 2010 was $275,028 and consisted of $865,312 from the issuance of preferred stock and net increased borrowings on the bank line of credit of $111,000, offset by principal payments on debt of $701,284.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2010. Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to certain material legal proceedings which are described in our Annual Report on Form 10-K under the caption “Item 3 – Legal Proceedings” filed on March 31, 2010. Except as discussed herein, we have not been named in any new material legal proceedings and there have been no material developments in the previously reported legal proceedings.

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

On or about December 2, 2007, Applica filed a complaint with the ITC in Washington D.C. whereby Applica sought an order that permanently excludes the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. On April 7, 2009 the ITC issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge. On April 21, 2009, we certified to the U.S. Customs that our new revised products are non-infringing so that we could continue to import the products and on May 28, 2009, U.S. Customs ruled in our favor that the new model SmartScoopTM can be freely imported into the United States. Applica appealed the ITC’s April 7, 2009 ruling in our favor and the appeal is currently pending in the Court of Appeals for the Federal Circuit. We separately appealed the ITC decision finding infringement under the one claim because we believe it was decided on incorrect facts. A ruling on our and Applica’s appeals was previously expected by June, however, we currently do not anticipate receiving the court ruling until closer to year end.

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

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in our Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into shares of common stock at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($0.42) cash dividend payable on December 1 st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into common stock at any time after the trading price of our common stock reaches $1.50 per share for twenty consecutive days.

The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal 2010.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 14, 2010	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)