Form 10-Q
period 2010-06-30
OURPETS CO
filed 2010-08-16
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2010	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of August 14, 2010, the Registrant had outstanding 15,648,826 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,645,516 shares of Common Stock and warrants exercisable for 4,863,552 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,312	$84,555
Accounts receivable - trade, less allowance for doubtful accounts of $ 23,977 and $ 21,116	2,445,990	1,881,179
Inventories	3,478,681	2,984,035
Prepaid expenses	235,008	93,130
Deferred Tax Asset less Valuation Allowance of $ -0- and $377,734	31,090	125,370

Total current assets	6,263,081	5,168,269

PROPERTY AND EQUIPMENT
Computers and office equipment	366,146	339,077
Warehouse equipment	281,060	254,811
Leasehold improvements	223,953	129,572
Tooling	3,556,734	3,432,508
Construction in progress	347,367	302,991

Total	4,775,260	4,458,959
Less accumulated depreciation	2,738,119	2,504,154

Net property and equipment	2,037,141	1,954,805

OTHER ASSETS
Patents, less amortization of $187,720 and $170,863	270,096	279,719
Goodwill	67,511	67,511
Domain names and other assets	469,951	128,438

Total other assets	807,558	475,668

Total assets	$9,107,780	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,445,000	$949,000
Current maturities of long-term debt	550,588	956,589
Accounts payable - trade	1,493,983	1,046,101
Accrued expenses	335,215	417,199

Total current liabilities	3,824,786	3,368,889

LONG-TERM DEBT
Long-term debt - less current portion above	855,850	1,254,080

Total liabilities	4,680,636	4,622,969

STOCKHOLDERS’ EQUITY
COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,423,667 and 15,378,984 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	4,253,243	4,235,093

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at June 30, 2010	865,312	—

PAID-IN CAPITAL	88,696	75,944

ACCUMULATED DEFICIT	(1,382,786)	(1,937,943)

Total stockholders’ equity	4,427,144	2,975,773

Total liabilities and stockholders’ equity	$9,107,780	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$4,477,863	$3,605,332	$8,121,796	$6,995,711
Cost of goods sold	3,114,448	2,521,688	5,611,982	4,911,999

Gross profit on sales	1,363,415	1,083,644	2,509,814	2,083,712
Selling, general and administrative expenses	928,097	798,700	1,747,861	1,509,274
Litigation expense	20,150	81,361	55,958	245,674

Income from operations	415,168	203,583	705,995	328,764
Other income and (expense), net	—	37,722	—	37,720
Interest expense	28,027	42,172	57,835	84,531

Income before income taxes	387,141	199,133	648,160	281,953
Income tax expense	94,230	4,200	93,003	8,410

Net income	$292,911	$194,933	$555,157	$273,543

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$0.01	$0.03	$0.02

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	19,054,107	16,005,237	18,263,100	15,984,780

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	66,000	$602,679	—	$—	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773
Common Stock issued upon exercise of stock options	—	—	—	—	44,683	18,150	(9,250)	—	8,900
Preferred Stock issued	—	—	123,616	865,312	—	—	—	—	865,312
Net income	—	—	—	—	—	—	—	555,157	555,157
Stock-based compensation expense	—	—	—	—	—	—	22,002	—	22,002

Balance at June 30, 2010	66,000	$602,679	123,616	$865,312	15,423,667	$4,253,243	$88,696	$(1,382,786)	$4,427,144

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$555,157	$273,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	233,965	219,313
Amortization expense	16,858	14,904
Stock option expense	12,000	10,514
Warrant expense	10,002	7,800
(Increase) decrease in assets:
Accounts receivable - trade	(564,811)	(344,324)
Inventories	(494,646)	(85,485)
Prepaid expenses	(141,878)	(95,652)
Deferred Tax Asset less Valuation Allowance	94,280	—
Patent cost additions	(7,235)	(15,142)
Domain names and other assets	(341,513)	2,350
Increase (decrease) in liabilities:
Accounts payable - trade	447,882	170,635
Accrued expenses	(81,984)	9,574

Net cash provided by (used in) operating activities	(261,923)	168,030

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(316,301)	(87,994)

Net cash (used in) investing activities	(316,301)	(87,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(804,231)	(70,640)
Net borrowing on bank line of credit	496,000	—
Issuances of Common Stock	8,900	—
Issuances of Preferred Stock	865,312

Net cash (used in) provided by financing activities	565,981	(70,640)

Net (decrease) increase in cash	(12,243)	9,396

CASH AT BEGINNING OF PERIOD	84,555	363,573

CASH AT END OF PERIOD	$72,312	$372,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$104,071	$46,925

Non cash exercise of stock option	$9,250	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2010 and December 31, 2009 consist of:.

	2010	2009
Finished goods	$2,540,035	$2,163,787
Components and packaging	938,646	820,248

Total	$3,478,681	$2,984,035

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

For the three months ended June 30, 2010, 39.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,020,395 and $731,175, respectively which represents 22.8% and 16.3% of total revenue.

For the three months ended June 30, 2009, 41.7% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $799,426 and $702,788, respectively which represents 22.2% and 19.5% of total revenue.

For the six months ended June 30, 2010, 39.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,770,315 and $1,382,027, respectively, which represents 21.8% and 17.0% of total revenue.

For the six months ended June 30, 2009, 46.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,639,795 and $1,586,627, respectively, which represents 23.4% and 22.7% of total revenue.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2010 and 2009 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2010, common shares that are or could be potentially dilutive include 1,605,516 stock options at exercise prices from $0.20 to $1.55 a share, 4,746,012 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of June 30, 2009, common shares that are or could be potentially dilutive include 1,588,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,363,817 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

INCOME TAXES

As of June 30, 2010, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $786,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the second quarter of 2010 the Company recorded a $94,280 tax provision due to the expected utilization of net operating loss carryforwards. As of June 30,2009, the Company had not recorded tax provisions due to the expected utilization of net operating loss carryforwards. The effective tax rate for the six months ended June 30, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2009 and June 30, 2010. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2010 for potential recognition and disclosure in the consolidated financial statements.

On July 16, 2010, FirstMerit Bank, N.A. agreed to loan OurPet’s Company an additional $500,000 (the “Loan”) under their existing credit facility entered into on September 17, 2009. The Loan is payable in equal monthly installments of $14,817.00 over a three year term at a fixed interest rate of 4.18% and is evidenced by a Promissory Note (the “Note”) in the amount of $500,000 dated July 16, 2010. The first payment under the Note is due on August 16, 2010. OurPet’s used $400,000 of the proceeds from the Loan to pay off a secured debt obligation of Cosmic Pet Products, Inc., a developer and marketer of cat-related products whose assets OurPet’s agreed to purchase in June 2010, and the remaining $100,000 of the Loan proceeds to pay a portion of the cash disbursement requirements of the purchase price for such assets. The Loan is secured by a Commercial Security Agreement granting FirstMerit a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s, whether real or personal property. Steven Tsengas, OurPet’s President and Chief Executive Officer, and his wife, Evangelia, provided an unlimited guarantee of the Loan. In consideration for their guarantee of the Loan, OurPet’s Board of Directors authorized the issuance of 62,500 warrants for the right to purchase OurPet’s Common Stock. This transaction was previously reported on a Form 8-K filed on July 22, 2010.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

On July 30, 2010, the Company completed its purchase of the assets of Cosmic Pet Products for a total purchase price of $790,768. The Asset Purchase Agreement was previously reported on a Form 8-K filed on July 1, 2010. The assets purchased included inventory of approximately $437,000, net equipment and other fixed assets of approximately $141,000 and intangible assets and goodwill of approximately $213,000. The purchase price was paid with (i) $600,000 cash to Cosmic Pet Products (of which $400,000 was used to retire their secured line of credit ) and (ii) the remaining $190,768 through the issuance of approximately 220,000 shares of OurPet’s Common Stock at an issuance price of $.8665/share plus 55,000 Warrants (1 warrant for every 4 shares of Common Stock). The purchase closing was subsequently reported on a Form 8-K filed on August 5, 2010.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired from Cosmic Pet Products.

Inventories	$436,869
Fixed Assets	$221,170
Intangible Assets and Goodwill (to be identified)	$213,001
Capital Leases	($80,272)

Total Purchase Price	$790,768

The Company has engaged an independent 3rd party valuation of the intangible assets but will not have this completed by the filing date of this 10Q report.

As of the date of this report we are unable to supply supplemental pro forma information for either the quarterly or year to date reporting periods ending June 30, 2010 as financial statements for Cosmic Pet Products have not been prepared for any reporting period after December 31, 2009. We believe that after making every reasonable effort to do so, we have deemed it impracticable to apply the requirements of ASC 805-10-50 which requires the revenues and earnings of the combined entity for both the current quarterly and year to date reporting be reported as though the asset purchase had been completed as of the beginning of the annual reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 21, 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective December 15, 2009 we adopted the disclosure requirements requiring reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements. This adoption had no impact on these Consolidated Condensed Financial statements. Effective for fiscal years beginning after December 15, 2020, a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments will be required. We currently believe the adoption related to Level 3 financial instruments will have no impact on the Consolidated Financial Statements.

In February, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure requirements (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and was adopted by us in the second quarter of fiscal 2010.

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

As discussed below and in Liquidity and Capital Resources on Pages 14 through 15, we have funded our operations principally from net cash provided from operating activities for the year ended December 31, 2009 and from financing activities in the six months ended June 30, 2010.

Under our line of credit facility with our bank we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2010 we had a balance due of $1,345,000 under the line of credit with the bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

In the following discussion all references to 2010 are for the three months ended June 30, 2010 and all references to 2009 are for the three months ended June 30, 2009.

Net revenue for 2010 was $4,477,863, an increase of 24.2% in revenue from $3,605,332 in 2009, consisting of net sales of proprietary products for the retail pet business. Of the $872,531 increase, approximately $283,000 came from our two largest customers and the balance of approximately $589,000 from all other customers. Total sales to all customers of new products in 2010 that were not sold in 2009, including new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items were approximately $778,000. Our sales to foreign customers increased by approximately $81,000 or 52% from 2009, mainly due to increased sales in Canada.

While net revenue increased by 24.2% in 2010, cost of goods sold increased by 23.5%, from $2,521,688 in 2009 to $3,114,448 in 2010. This increase of approximately $593,000 was the result of the cost of purchased products sold increasing 25.0%, or approximately $524,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010, which were offset by improved product sourcing. Approximately $44,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes, bonus/profit sharing and benefits due to additional staffing and associated benefits for our research & development and quality assurance and project management personnel. Lastly, approximately 1% of the increase came from an approximately $4,000 increase in quality assurance product testing costs. Our variable and fixed warehouse and overhead costs increased by 24.9% from the comparable quarter in 2009 due to the above noted increased costs for salaries, wages, and payroll taxes in our quality assurance and research and development departments along with increased accruals for operations employee bonus/ profit sharing costs.

The net revenue increase of 24.2%, as offset by 23.5% increase in the cost of goods sold, resulted in our gross profit on sales increasing by 25.8%, or $279,771 from $1,083,644 in 2009 to $1,363,415 in 2010.

Selling, general and administrative expenses in 2010 were $928,097, an increase of 16.2%, or $129,397, from $798,700 in 2009. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $72,000 due to two additional employees in sales, marketing, and administration and an increase in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $40,000 mainly due to increased commissions, travel, promotional and marketing expenses, and (iii) an increase in professional expenses of approximately $10,000 mainly from higher investor relations costs and intellectual property protection costs.

Litigation expenses were $20,150 for 2010, a decrease of $61,211 from $81,361 for 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our

SmartScoop® self scooping cat litter box infringes on their patents, and (ii) patent infringement suits we filed against several other competitors for their infringement on our Durapet® and Play ‘N Squeak® patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop® case activity.

The income from operations improved by $211,585 from $203,583 in 2009 to $415,168 in 2010 as a result of our gross profit on sales increasing by $279,771, or 25.8%, and the decrease in litigation expenses of $61,211, which was partially offset by a 16.2% increase in selling, general and administrative expenses of $129,397.

Interest expense for 2010 was $28,027, a decrease of $14,145, from $42,172 in 2009. This decrease was due to (i) a decrease in interest expense for our bank line of credit of approximately $10,500, a result of the decrease in our average balance to $928,000 in 2010 from $1,800,000 in 2009 combined with a rate decrease to 3.750% in 2010 from 4.00% in 2009, and (ii) a decrease in interest expense of $8,100 related to outstanding balances on contributor notes which were reduced from $1,367,000 to $767,000 through a combination of payments and conversion of some of the notes into preferred stock, partially offset by an increase in interest expense of approximately $7,500 related to our three year $800,000 bank term loan obtained in September 2009. Also, interest expense for our older bank term notes decreased by approximately $2,900 due to the reduced principal balances from the monthly payments.

Other income and expense net for 2010 was $-0-, a decrease of $37,722 from $37,722 in 2009. This decrease was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Income tax expense net for 2010 was $94,230, an increase of $90,030 from $4,200 in 2009. This increase was primarily due to the federal income tax expense of $94,280 recognized from the adjustment of our Deferred Tax Asset to account for our anticipated utilization of tax loss carry forwards.

Net income for 2010 was $292,911 as compared to net income of $194,933 for 2009, or an increase in profit of $97,978. This increase was a result of the following changes from 2009 to 2010:

Net revenue increase of 24.2%	$872,531
Cost of goods sold increase of 23.5%	(592,760)

Gross profit on sales increase of 25.8%	279,771
Selling, general and administrative expenses increase of 16.2%	(129,397)
Litigation expense decrease	61,211

Income from operations	211,585
Other income and expense, net decrease	(37,722)
Interest expense decrease of 33.5%	14,145
Income tax expense increase	(90,030)

Increase in Profitability	$97,978

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

In the following discussion all references to 2010 are for the six months ended June 30, 2010 and all references to 2009 are for the six months ended June 30, 2009.

Net revenue for 2010 was $8,121,796, an increase of 16.1% in revenue from $6,995,711 in 2009, consisting of net sales of proprietary products for the retail pet business. Of the $1,126,085 increase, approximately $22,000 came from our two largest customers and the balance of approximately $1,104,000 from all other customers. Total sales to all customers of new products in 2010 that were not sold in 2009, including new Play-N-Squeak products, Flappy dog toys and new Durapet bowl items, were approximately $1,076,000. Our sales to foreign customers increased by approximately $122,000 or 25.5% from 2009, mainly due to increased sales in Canada which were partially offset by decreased sales to England.

While net revenue increased by 16.1% in 2010, cost of goods sold increased by 14.2%, from $4,911,999 in 2009 to $5,611,982 in 2010. This increase of approximately $700,000 was the result of the cost of purchased products sold increasing 14.0%, or approximately $571,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010, which were offset by improved product sourcing. Approximately $83,000 of the cost of goods sold increase came from increased salaries, wages, payroll taxes and benefits due to additional staffing and associated benefits for our research & development and quality assurance and project management personnel. Lastly, approximately 2% of the increase came from an approximately $14,000 increase in quality assurance product testing costs. Our variable and fixed warehouse and overhead costs increased by 21.5% from the comparable six months in 2009 due to the above noted increased costs for salaries, wages, bonus/profit sharing and payroll taxes in our quality assurance and research and development departments along with increased accruals for operations employee bonus/ profit sharing costs.

As a result of the net revenue increasing by 16.1% and the cost of goods sold increasing by 14.2%, the Company’s gross profit on sales increased by $426,102 or 20.5 % from $2,083,712 in 2009 to $2,509,814 in 2010.

Selling, general and administrative expenses in 2010 were $1,747,861, an increase of 15.8% or $238,587 from $1,509,274 for 2009. This increase was primarily the result of (i) increased salaries, wages, payroll taxes and employee benefits of approximately $124,000 due to the addition of one sales and one IT person as well as increased bonus/profit sharing accruals, (ii) increased marketing and promotion expenses of approximately $59,000, (iii) increased sales travel expenses of approximately $27,000, and (iv) increased professional expenses of approximately $25,000 which were mainly investor relations costs and legal expenses.

Litigation expenses in 2010 were $55,958, a decrease of $189,716 or 77.2% from $245,674 from 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop™ self scooping cat litter box infringes on their patents, and (ii) our filing patent infringement suits against several other competitors for their infringing on our Durapet and Play ‘N Squeak patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop™ case activity.

Income from our operations improved by $377,231 from $328,764 in 2009 to $705,995 in 2010 as a result of our gross profit on sales increasing by $426,102 or 20.5% and the decrease in litigation expenses of $189,716 which was partially offset by a 15.8% increase in selling, general and administrative expenses of $238,587.

Interest expense for 2010 was $57,835, a decrease of $26,696, from $84,531 in 2009. This decrease was due to (i) an approximately $22,000 decrease in interest expense for the bank line of credit resultant from the decrease in our average rate paid from 4.0% in 2009 to 3.75% in 2010 along with the decrease in average principal balance outstanding from $1,800,000 in 2009 to $760,000 in 2010 and (ii) a reduction of approximately $14,000 in interest expense accrued for the promissory notes payable to the contributors resultant from the $600,000 paydown in February 2010 against the $1,367,500 average balance in 2009 to an outstanding balance of $767,000 from mid February 2010 and continuing year to date and (iii) the interest expense for the bank term notes and other subordinated debt decreased by approximately $3,000 due to the reduced principal balances from the monthly payments. These decreases were offset by an increase of approximately $7,000 in interest expense from the $800,000 bank term loan that started on September 17, 2009.

Other income and expense net for 2010 was $-0- a decrease from the $37,720 in other income recorded in 2009. This decrease was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Income tax expense net for 2010 was $93,003, an increase of $84,593 from $8,410 in 2009. This increase was primarily due to the federal income tax expense of $94,280 recognized from the adjustment of our Deferred Tax Asset to account for our anticipated utilization of tax loss carry forwards.

Net income for 2010 was $555,157 as compared to $273,543 for 2009 or an increase in profit of $281,614. This increase was a result of the following changes from 2009 to 2010.

Net revenue increase of 16.1%	$1,126,085
Cost of goods sold increase of 14.2%	(699,983)

Gross profit on sales increase of 20.5%	426,102
Selling, general and administrative expenses increase of 15.8%	(238,587)
Litigation expense decrease	189,716

Income (loss) from operations	377,231
Other income and expense, net decrease	(37,720)
Interest expense decrease of 31.6%	26,696
Income tax expense	(84,593)

Increase in Profitability	$281,614

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $655,000 in available funds at June 30, 2010 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2010, we had $2,851,438 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .50%	$1,345,000
Bank term notes	4.61% and 7.60%	608,712
Contributor notes payable	Prime plus 2%	767,500
Pet Zone Products Ltd term loan	7.75%	19,201
Installment notes payable	7.30%	11,025
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness of $1,345,000 is from a line of credit with our bank under which we can borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. The line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2011. Under our agreement with the bank we are presently required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At June 30, 2010 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.50 and a tangible net worth of $4,965,238.

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

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, $600,000 of the Notes were retired through a cash payment of $329,988 and conversion of $270,012 of the notes to preferred stock. Of the remaining $767,500 in outstanding contributor notes, $265,000 is due June 20, 2011, $27,500 is due July 30, 2011, $25,000 is due July 24, 2011, $100,000 is due August 13, 2011, $50,000 is due on October 7, 2011 and $300,000 is due on October 31, 2012.

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

Net cash used in operating activities for the six months ended June 30, 2010 was $261,923. Cash was provided by the net income for the six months of $555,157, as well as the non-cash charges for depreciation of $233,965, amortization of $16,858, stock option expense of $12,000, and warrant expense of $10,002. Cash was used by the net change of $(1,089,905) in our operating assets and liabilities as follows:

Accounts receivable increase	$(564,811)
Inventories increase	(494,646)
Prepaid expenses increase	(141,878)
Deferred Tax Asset less Valuation Allowance decrease	94,280
Patent costs increase	(7,235)
Domain names and other assets increase	(341,513)
Accounts payable increase	447,882
Accrued expenses decrease	(81,984)

Net change	$(1,089,905)

Net cash used in investing activities for the six months ended June 30, 2010 was $316,301, which was used for the acquisition of property and equipment. Cash provided by financing activities for the six months ended June 30, 2010 was $565,981 and consisted of $865,312 from the issuance of preferred stock, $8,900 from the exercise of stock options and net increased borrowings on the bank line of credit of $496,000, offset by principal payments on debt of $804,231.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2010. Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently fully stayed in view of the U.S. International Trade Commission (“ITC”) investigation discussed below. Certain activity regarding the patent suit is continuing and is in the discovery stage.

On or about December 2, 2007, Applica filed a complaint with the ITC in Washington D.C. whereby Applica sought an order to permanently exclude the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August 2008 and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. On April 7, 2009, the ITC issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge. On April 21, 2009, we certified to the U.S. Customs that our new revised products were non-infringing so that we could continue to import the products and on May 28, 2009, U.S. Customs ruled in our favor that the new model SmartScoopTM can be freely imported into the United States. Applica appealed the ITC’s April 7, 2009 ruling in our favor but the Federal Circuit has recently dismissed Applica’s appeal. We separately appealed the ITC decision finding infringement under the one claim because we believe it was decided on incorrect facts. Our appeal remains pending and we currently do not anticipate a court ruling on it until closer to year end. In view of the Federal Circuit’s dismissal of Applica’s appeal and the U.S. Customs’ ruling that OurPet’s current design may be imported, we are cautiously optimistic that the ruling on our pending appeal will be favorable to the Company. Separately, pursuant to a reexamination proceeding in the patent office, the one claim upon which the ITC based its limited exclusion order has been found to be unpatentable. For this additional reason, we believe that the future impact on our business from Applica’s claims is likely to be low.

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

On June 28, 2010, warrants authorized by OurPet’s Board of Directors were issued to Steven and Evangelia Tsengas providing for the right to purchase in the aggregate 28,125 shares of OurPet’s common stock at $0.807 per share. The warrants were issued in consideration for Steven and Evangelia Tsengas’ commitment to the Ohio Department of Development (“ODOD”) to provide an unlimited guaranty for a loan pending with the ODOD. The warrants will vest over a 36 month period in which 1/36th of the warrants granted vest each calendar month, so long as the guarantee remains outstanding. As the loan is not expected to fund for several months, the vesting of such warrants does not begin until the loan is fully completed and funded. In the event the loan fails to fund for any reason then the warrants are automatically cancelled. Upon exercise of the warrants, the shares will be restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on May 21, 2010. There were 14,112,866 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain	Broker Non-Votes
Joseph T. Aveni	11,558,133	0	6659	2,547,824
Dr. William M. Fraser	11,557,133	0	6659	2,548,824
James D. Ireland III	11,546,133	0	6659	2,559,824
John Spirk	11,560,133	0	6659	2,545,824
Dr. Steven Tsengas	11,560,133	0	6659	2,545,824

A vote was taken on the proposal to ratify the appointment of Neece, Malec, Seifert & Vitaz, Inc. as our independent auditors for the year ending December 31, 2010. Of the 14,112,866 shares present at the meeting in person or by proxy, 13,192,664 were voted in favor of such proposal, 26,075 shares were voted against such proposal, and 0 shares abstained from voting.

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

OURPET’S COMPANY

Dated: August 16, 2010	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)