Form 10-Q
period 2010-09-30
OURPETS CO
filed 2010-11-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2010	000-31279

OurPet’s Company

(Exact name of registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the registrant’s classes of common equity, as of the last practicable date: As of November 5, 2010, the registrant had outstanding 15,660,196 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,622,183 shares of Common Stock and warrants exercisable for 4,926,052 shares of Common Stock.

CONTENTS

Page Number
Part 1 – Financial Information

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets of OurPet’s Company and Subsidiaries as of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations of OurPet’s Company and Subsidiaries for the three month and nine month periods ended September 30, 2010 and 2009	5

Consolidated Statement of Stockholders’ Equity of OurPet’s Company and Subsidiaries for the nine month period ended September 30, 2010	6

Consolidated Statements of Cash Flows of OurPet’s Company and Subsidiaries for the nine month periods ended September 30, 2010 and 2009	7

Notes to Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview	11

Results of Operations	11

Liquidity and Capital Resources	14

Critical Accounting Policies/Estimates	16

Off-Balance Sheet Arrangements	16

Forward Looking Statements	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 – Controls and Procedures	16

Part II – Other Information

Item 1 – Legal Proceedings	17

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 – Defaults Upon Senior Securities	17

Item 5 – Other Information	17

Item 6 – Exhibits	18

Signatures	19

Certifications

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,610	$84,555
Accounts receivable - trade, less allowance for doubtful accounts of $17,475 and $21,116	2,501,955	1,881,179
Inventories	5,484,845	2,984,035
Prepaid expenses	256,538	93,130
Deferred Tax Asset less Valuation Allowance of $ -0- and $377,734	49,665	125,370

Total current assets	8,342,613	5,168,269

PROPERTY AND EQUIPMENT
Computers and office equipment	390,832	339,077
Warehouse equipment	487,458	254,811
Leasehold improvements	224,656	129,572
Tooling	3,557,557	3,432,508
Construction in progress	426,750	302,991

Total	5,087,253	4,458,959
Less accumulated depreciation	2,858,110	2,504,154

Net property and equipment	2,229,143	1,954,805

OTHER ASSETS
Patents, less amortization of $196,666 and $170,863	288,393	279,719
Goodwill	280,512	67,511
Domain names and other assets	270,738	128,438

Total other assets	839,643	475,668

Total assets	$11,411,399	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$1,902,000	$949,000
Current maturities of long-term debt	906,539	956,589
Accounts payable - trade	2,559,531	1,046,101
Accrued expenses	410,214	417,199

Total current liabilities	5,778,284	3,368,889

LONG-TERM DEBT
Long-term debt - less current portion above	967,863	1,254,080

Total liabilities	6,746,147	4,622,969

STOCKHOLDERS’ EQUITY
COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,648,826 and 15,378,984 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	4,445,512	4,235,093

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at September 30, 2010	865,312	—

PAID-IN CAPITAL	99,697	75,944

ACCUMULATED DEFICIT	(1,347,948)	(1,937,943)

Total stockholders’ equity	4,665,252	2,975,773

Total liabilities and stockholders’ equity	$11,411,399	$7,598,742

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net revenue	$4,278,611	$3,515,026	$12,400,406	$10,510,737
Cost of goods sold	3,234,515	2,439,172	8,846,496	7,351,171

Gross profit on sales	1,044,096	1,075,854	3,553,910	3,159,566
Selling, general and administrative expenses	931,121	775,165	2,678,981	2,284,438
Litigation expense	52,052	63,662	108,011	309,336

Income from operations	60,923	237,027	766,918	565,792
Other income and (expense), net	—	506	1	38,226
Interest expense	35,603	50,247	93,438	134,777

Income (loss) before income taxes	25,320	187,286	673,481	469,241
Income tax provision	(9,517)	4,200	83,486	12,610

Net income	$34,837	$183,086	$589,995	$456,631

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (Loss)	$—	$0.01	$0.03	$0.03

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	18,149,685	15,706,693	17,687,819	15,374,661

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	66,000	$602,679	—	$—	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773
Common Stock issued upon exercise of stock options	—	—	—	—	49,683	19,651	(9,250)	—	10,401
Common Stock issued for asset purchase	—	—	—	—	220,159	190,768	—	—	190,768
Preferred Stock issued	—	—	123,616	865,312	—	—	—	—	865,312
Net income	—	—	—	—	—	—	—	589,995	589,995
Stock-based compensation expense	—	—	—	—	—	—	33,003	—	33,003

Balance at September 30, 2010	66,000	$602,679	123,616	$865,312	15,648,826	$4,445,512	$99,697	$(1,347,948)	$4,665,252

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$589,995	$456,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	353,956	304,695
Amortization expense	25,803	22,497
Stock option expense	18,000	15,769
Warrant expense	15,003	11,700
(Increase) decrease in assets:
Accounts receivable - trade	(620,776)	(400,085)
Inventories	(2,063,941)	194,470
Prepaid expenses	(163,408)	(122,183)
Deferred Tax Asset less Valuation Allowance	75,705	—
Patent cost additions (net)	(34,476)	(21,880)
Domain names and other assets	(142,300)	(45,846)
Increase (decrease) in liabilities:
Accounts payable - trade	1,513,430	(185,340)
Accrued expenses	(6,985)	(11,935)

Net cash (used in) provided by operating activities	(439,994)	218,493

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(407,124)	(147,342)
Acquisition of business	(600,000)	—

Net cash (used in) investing activities	(1,007,124)	(147,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(416,540)	(106,826)
Net borrowing on bank line of credit	953,000	—
Issuances of Common Stock	10,401	—
Issuances of Preferred Stock	865,312	—

Net cash provided by (used in) financing activities	1,412,173	(106,826)

Net decrease in cash	(34,945)	(35,675)

CASH AT BEGINNING OF PERIOD	84,555	363,573

CASH AT END OF PERIOD	$49,610	$327,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$128,727	$78,644

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$9,250	$—

Common Stock issued in payment for acquisition of business	$190,768	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2010 and December 31, 2009 consist of:.

	2010	2009
Finished goods	$3,863,618	$2,163,787
Components and packaging	1,621,227	820,248

Total	$5,484,845	$2,984,035

All inventories are pledged as collateral for bank loans.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Go! Cat Go™, Flappy® and Cosmic Cat® labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2010, 42.1% of the Company’s revenue was derived from three major customers. Revenue generated from each of these customers amounted to $719,199, $627,345 and $451,490, respectively which represents 16.8%, 14.7% and 10.6% of total revenue.

For the three months ended September 30, 2009, 41.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $788,354 and $662,234, respectively which represents 22.6% and 19.0% of total revenue.

For the nine months ended September 30, 2010, 34.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,221,805 and $2,101,225, respectively, which represents 17.9% and 16.9% of total revenue.

For the nine months ended September 30, 2009, 44.6% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,379,393 and $2,101,762, respectively, which represents 23.2% and 21.4% of total revenue.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2010, common shares that are or could be potentially dilutive include 1,645,516 stock options at exercise prices from $0.20 to $1.55 a share, 4,863,552 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of September 30, 2009, common shares that are or could be potentially dilutive included 1,588,000 stock options at exercise prices from $0.20 to $1.55 a share, 4,674,976 warrants to purchase Common Stock at exercise prices from $0.283 to $1.438 a share and 660,000 shares underlying the Preferred Stock at a conversion rate of $1.00 per share.

INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards (NOL’s) for federal income tax purposes of approximately $611,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the third quarter of 2010 the Company recorded an $18,575 offset to income tax expense due to the updated recalculation of net deferred tax assets anticipated at December 31, 2010. As of September 30, 2009, the Company had not recorded tax provisions due to the expected utilization of net operating loss carry forwards. The effective tax rate for the nine months ended September 30, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2009 and September 30, 2010. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2010 for potential recognition and disclosure in the consolidated financial statements.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

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

As of the date of this report we are unable to supply supplemental pro forma information for either the quarterly or year to date reporting periods ending September 30, 2010 as financial statements for Cosmic Pet Products have not been prepared for any reporting period after December 31, 2009. We believe that after making every reasonable effort to do so, we have deemed it impracticable to apply the requirements of ASC 805-10-50 which requires the revenues and earnings of the combined entity for both the current quarterly and year to date reporting be reported as though the asset purchase had been completed as of the beginning of the annual reporting period.

On October 18, 2010, the Company and its bank, First Merit N.A., entered into an amendment to their line of credit agreement to increase the Company’s line of credit facility to $2,500,000 from $2,000,000. The amendment was filed in a Form 8-K on October 22, 2010. The Amendment does not change any other terms or conditions of the Note. A copy of the original Note was filed as Exhibit 10.24 to OurPet’s Form 10-QSB filed on August 18, 2006. The increase in OurPet’s line of credit is to meet its working capital needs. Steven Tsengas, OurPet’s President and Chief Executive Officer, and his wife, Evangelia, have provided an unlimited personal guarantee for the increased line of credit. In consideration for this guarantee, OurPet’s Board of Directors authorized the issuance of 62,500 warrants for the right to purchase OurPet’s common stock. Further information regarding the warrants is set forth below in Part II, Item 2.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 will be effective for us on January 1, 2011. Early adoption is permitted. Adoption of the provisions of ASU No. 2010-13 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals® www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go®! cat toys, Durapet® premium stainless steel bowls, Pet Zone® dog waste management product, wild bird feeders, and dog houses, a variety of raised feeders and the Cosmic Pet® product line.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 14 through 16, we have funded our operations principally from net cash provided from operating activities for the year ended December 31, 2009 and from financing activities in the nine months ended September 30, 2010.

Under our line of credit facility with our bank we can borrow up to $2,500,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2010 we had a balance due of $1,802,000 under the line of credit with the bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

In the following discussion all references to 2010 are for the three months ended September 30, 2010 and all references to 2009 are for the three months ended September 30, 2009. All references to Consolidated include OurPet’s and Cosmic Pets. All references to OurPet’s refer to OurPet’s excluding Cosmic Pet. All references to Cosmic Pet include Cosmic Pet only.

Consolidated net revenue for 2010 was $4,278,611, an increase of 21.7% in revenue from $3,515,026 in 2009, consisting of net sales of proprietary products for the retail pet business. Since the Cosmic Pet asset purchase closed on July 30, 2010, only August and September 2010’s results from Cosmic Pet totaling $242,780 are included in the 2010 third quarter’s totals. OurPet’s net revenues (excluding Cosmic Pet Products) for 2010 were $4,035,831, an increase of 14.8% from the comparable period in 2009. Of OurPet’s approximate $521,000 increase, approximately $627,000 came from one customer, another customer’s sales declined by approximately $337,000 and the balance of all other customers’ sales increased by approximately $231,000.

Consolidated sales to all customers of new products in 2010 that were not sold in 2009, including new Play-N-Squeak® products, Flappy® dog toys, and Cosmic Pet® products were approximately $1,264,000 comprised of $1,021,000 from OurPet’s products and $243,000 from Cosmic Pet products . Consolidated sales to foreign customers increased by approximately $32,000 or 10.9% from 2009, mainly due to increased sales in Canada.

While net revenue increased by 21.7% in 2010, cost of goods sold increased by 32.6%, from $2,439,172 in 2009 to $3,234,515 in 2010. This increase of approximately $795,000 was the result of the cost of purchased products sold increasing 30.5%, or approximately $616,000, due to (i) Cosmic Pet’s $273,000 cost of goods sold, (ii) cost overruns of two large new customer promotional orders and (iii) the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010. Approximately $112,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes, bonus/profit sharing and benefits due to additional staffing and associated benefits costs of approximately $65,000 for Cosmic Pet Products, and the remaining increase coming from OurPet’s research & development and quality assurance, project management and indirect operations personnel. Our variable and fixed warehouse and overhead costs increased by 64.3% from the comparable quarter in 2009 due to (i) Cosmic Pet’s approximately $134,000 variable and fixed overhead costs and (ii) approximately $177,000 from OurPet’s increased costs for salaries, wages, and payroll taxes in quality assurance and research and development departments along with increased accruals for operations employee bonus/ profit sharing costs.

The net revenue increase of 21.7%, as offset by the 32.6% increase in the cost of goods sold, resulted in our gross profit on sales decreasing by 2.9%, or $31,758 from $1,075,854 in 2009 to $1,044,096 in 2010.

Selling, general and administrative expenses in 2010 were $931,121, an increase of 20.1%, or $155,956, from $775,165 in 2009. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $63,000 due to two additional employees in sales, marketing, and administration and an increase in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $64,000 mainly due to increased commissions, travel, promotional and marketing expenses, and (iii) an increase in professional expenses of approximately $11,000 mainly from higher investor relations costs and intellectual property protection costs. Cosmic Pet Products selling, general and administrative costs were approximately $27,000.

Litigation expenses were $52,052 for 2010, a decrease of $11,610 from $63,662 for 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) patent infringement suits we filed against several other competitors for their infringement on our Durapet® and Play ‘N Squeak® patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop® case activity.

The income from operations declined by $176,104 from $237,027 in 2009 to $60,923 in 2010 as a result of (i) our gross profit on sales decreasing by $31,758, or 2.9%, and (ii) a 20.1% increase in selling, general and administrative expenses of $155,956 which were offset by (iii) the decrease in litigation expenses of $11,610. Cosmic Pet’s loss from operations was $57,491 which was mainly due to stock outages for orders that could have been shipped.

Interest expense for 2010 was $35,603, a decrease of $14,644, from $50,247 in 2009. This decrease was due to (i) a decrease in interest expense for our bank line of credit of approximately $4,500, a result of the decrease in our average balance to approximately $1,447,000 in 2010 from $1,800,000 in 2009 combined with a rate decrease to 3.750% in 2010 from 4.00% in 2009, (ii) a decrease in interest expense of approximately $8,200 related to outstanding balances on contributor notes which were reduced from $1,367,000 to $767,000 through a combination of payments and conversion of some of the notes into preferred stock, (iii) a decrease of supplier financing charges of approximately $8,300 from the same period in 2009 and (iv) a decrease in our interest expense for our older bank term notes of approximately $2,800 due to the reduced principal balances from the monthly payments. These decreases were partially offset by an increase in interest expense of approximately $9,200 related to our three year $800,000 bank term loan obtained in September 2009 and our three year $500,000 bank term loan obtained in September 2010.

Other income and expense net for 2010 was $-0- compared to other income $506 in 2009. The decrease was primarily due to no gains from sales of fixed assets.

Income tax expense net for 2010 was a negative ($9,517), a decrease of $13,717 from $4,200 in 2009. This decrease was primarily due to our increasing Deferred Tax Assets by $18,575 to adjust for our estimated utilization of our tax loss carry forwards. Offsetting this was a $9,058 payment of 2009 taxes owed due to AMT requirements.

Net income for 2010 was $34,837 as compared to net income of $183,086 for 2009, or a decrease in profit of $148,249. This decrease was a result of the following changes from 2009 to 2010:

Net revenue increase of 21.7%	$763,585
Cost of goods sold increase of 32.6%	(795,343)

Gross profit on sales, decrease of 2.9%	(31,758)
Selling, general and administrative expenses increase of 20.1%	(155,956)
Litigation expense decrease	11,610

Income from operations	(176,104)
Other income and expense, net decrease	(506)
Interest expense decrease of 29.1%	14,644
Income tax expense decrease	13,717

Decrease in Profitability	$148,249

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

In the following discussion all references to 2010 are for the nine months ended September 30, 2010 and all references to 2009 are for the nine months ended September 30, 2009. All references to Consolidated include OurPet’s and Cosmic Pets. All references to OurPet’s refer to OurPet’s excluding Cosmic Pet. All references to Cosmic Pet include Cosmic Pet only.

Consolidated net revenue for 2010 was $12,400,406, an increase of 18.0% in revenue from $10,510,737 in 2009, consisting of net sales of proprietary products for the retail pet business. Since the Cosmic Pet asset purchase closed on July 30th 2010, only August and September 2010’s results from Cosmic Pet totaling $242,780 are included in the 2010 year to date totals. OurPet’s net revenues (excluding Cosmic Pet Products) for 2010 were $12,157,626, an increase of 15.7% in revenue from 2009. Of the OurPet’s approximate $1,647,000 increase, approximately $627,000 came from one customer with the balance of all other customers’ sales increasing by approximately $1,020,000.

Consolidated sales to all customers of new products in 2010 that were not sold in 2009, including new Play-N-Squeak At Night® products, Flappy® dog toys, Durapet bowls and Cosmic Pet® items, were approximately $2,259,000, comprised of approximately $2,016,000 from OurPet’s and $243,000 from Cosmic Pet. Our sales to foreign customers increased by approximately $154,000 or 23.7% from 2009, mainly due to increased sales in Canada which were partially offset by decreased sales to England.

While net revenue increased by 18.0% in 2010, cost of goods sold increased by 20.3%, from $7,351,171 in 2009 to $8,846,496 in 2010. This increase of approximately $1,495,000 was the result of the cost of purchased products sold increasing 19.5%, or approximately $1,190,000, due to (i) Cosmic Pet’s $273,000 Cost of Goods sold and (ii) the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010. Approximately $186,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes, bonus/profit sharing and benefits due to additional staffing and associated benefits costs of approximately $65,000 for Cosmic Pet, and the remaining increase coming from OurPet’s research & development and quality assurance, project management and indirect operations personnel. Our variable and fixed warehouse and overhead costs increased by 35.7% from the comparable nine months in 2009 due to (i) Cosmic Pet’s approximately $134,000 variable and fixed overhead costs and (ii) approximately $378,000 from OurPet’s increased costs for salaries, wages, and payroll taxes in quality assurance and research and development departments along with increased accruals for operations employee bonus/profit sharing costs.

As a result of the net revenue increasing by 18.0% and the cost of goods sold increasing by 20.3%, the Company’s gross profit on sales increased by $394,344 or 12.5 % from $3,159,566 in 2009 to $3,553,910 in 2010.

Selling, general and administrative expenses in 2010 were $2,678,981, an increase of 17.3%, or $394,543, from $2,284,438 in 2009. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $187,000 due to two additional employees in sales, marketing, and administration and an increase in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $122,000 mainly due to increased commissions, travel, promotional and marketing expenses, and (iii) an increase in professional expenses of approximately $27,000 mainly from higher investor relations costs and intellectual property protection costs. Cosmic Pet Products selling, general and administrative costs were approximately $27,000.

Litigation expenses were $108,011 for 2010, a decrease of $201,325 or 65.1% from $309,336 for 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) patent infringement suits we filed against several other competitors for their infringement on our Durapet® and Play ‘N Squeak® patents. The primary reason for the significant decrease in litigation expenses is due to the reduced SmartScoop® case activity.

Income from our operations improved by $201,126 from $565,792 in 2009 to $766,918 in 2010 as a result of (i) our gross profit on sales increasing by $394,344 or 12.5% ,and (ii) the decrease in litigation expenses of $201,325, which was partially offset by a 17.3% increase in selling, general and administrative expenses of $394,543. OurPet’s income from operations was $824,409 which was offset by Cosmic Pet’s loss from operations was ($57,491) which was mainly due to stock outages for orders that could have been shipped.

Interest expense for 2010 was $93,438, a decrease of $41,339, from $134,777 in 2009. This decrease was due to (i) a decrease in interest expense for our bank line of credit of approximately $27,400, a result of the decrease in our average balance to approximately $989,000 in 2010 from $1,800,000 in 2009 combined with a rate decrease to 3.750% in 2010 from 4.00% in 2009, (ii) a decrease in interest expense of approximately $21,800 related to outstanding balances on contributor notes which were reduced from $1,367,500 to $767,500 through a combination of payments and conversion of some of the notes into preferred stock, (iii) a decrease of supplier financing charges of approximately $8,300 from the same period in 2009 and (iv) a decrease in our interest expense for our older bank term notes of approximately $8,400 due to the reduced principal balances from the monthly payments. These decreases were partially offset by an increase in interest expense of approximately $24,700 related to our three year $800,000 bank term loan obtained in September 2009 and our three year $500,000 bank term loan obtained in September 2010.

Other income and expense net for 2010 was $-1- a decrease from the $38,226 in other income recorded in 2009. This decrease was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Income tax expense net for 2010 was $83,486, an increase of $70,876 from $12,610 in 2009. This increase was primarily due to the federal income tax expense of approximately $84,800 recognized from the adjustment of our Deferred Tax Asset to account for our anticipated utilization of tax loss carry forwards. This was offset by a decrease in estimated state income tax of approximately $13,800.

Net income for 2010 was $589,995 as compared to $456,631 for 2009 or an increase in profit of $133,364. This increase was a result of the following changes from 2009 to 2010.

Net revenue increase of 18.0%	$1,889,669
Cost of goods sold increase of 20.3%	(1,495,325)

Gross profit on sales increase of 12.5%	394,344
Selling, general and administrative expenses increase of 17.3%	(394,543)
Litigation expense decrease	201,325

Income from operations	201,126
Other income and expense, net decrease	(38,225)
Interest expense decrease of 30.7%	41,339
Income tax expense	(70,876)

Increase in Profitability	$133,364

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $198,000 in available funds at September 30, 2010 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2010, we had $3,776,402 in principal amount of indebtedness consisting of:

Bank line of credit	Prime plus .50%	$1,802,000
Bank term notes	4.18% and 4.61%	1,017,962
Contributor notes payable	Prime plus 2%	767,500
Pet Zone Products Ltd term loan	7.75%	9,694
Installment notes payable	7.30% and various	79,246
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness of $1,802,000 is from a line of credit with our bank which at September 30, 2010 permitted us to borrow up to $2,000,000 based on the level of qualifying accounts receivable and inventories. On October 18, 2010, the Company and its bank, First Merit N.A., entered into an agreement to increase the Company’s line of credit facility to $2,500,000 from $2,000,000. The amendment was filed in a Form 8-K filed on October 22, 1010.

The line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2011. Under our agreement with the bank we are presently required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At September 30, 2010 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.31 and a tangible net worth of $4,972,047.

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

The installment notes payable are due in monthly payments varying from $560 to $2,424, including interest, through March 2012.

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

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. For the year ended 2008, we recorded a loss of approximately $1,728,000 due to approximately $2,323,000 of litigation expenses and therefore had to rely on our financing activities to fund operations. For the year ended December 31, 2009, litigation expenses were significantly lower, we recorded a profit of approximately $776,000 and were able to rely on cash from our operating activities to fund our operations. For the remainder of 2010, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2010. We have no material commitments for capital expenditures.

Net cash used in operating activities for the nine months ended September 30, 2010 was $439,993. Cash was provided by the net income for the nine months of $589,995, as well as the non-cash charges for depreciation of $353,956, amortization of $25,803, stock option expense of $18,000, and warrant expense of $15,003. Cash was used by the net change of $(1,442,750) in our operating assets and liabilities as follows:

Accounts receivable increase	$(620,776)
Inventories increase	(2,063,941)
Prepaid expenses increase	(163,408)
Deferred Tax Asset less Valuation Allowance decrease	75,705
Patent costs increase	(34,475)
Domain names and other assets increase	(142,300)
Accounts payable increase	1,513,430
Accrued expenses decrease	(6,985)

Net change	$(1,442,750)

Net cash used in investing activities for the nine months ended September 30, 2010 was $1,007,124, which was used for (i) the acquisition of $407,124 of property and equipment, and (ii) the asset purchase of Cosmic Pet on July 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2010 was $1,412,172 and consisted of $865,312 from the issuance of preferred stock, $10,400 from the exercise of stock options and net increased borrowings on the bank line of credit of $953,000, offset by principal payments on debt of $416,540.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting. There was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2007, Applica Consumer Products, Inc. (“Applica”) filed an action in the U.S. District Court, Eastern District of Texas, against the Company alleging patent infringement of certain of its patents. Applica has alleged that the Company’s SmartScoop™ self-scooping cat litter box infringes upon patents Applica controls for self-cleaning litter boxes. Applica is seeking damages and a permanent injunction prohibiting the Company from further infringement of Applica’s patents. The case is currently fully stayed in view of the U.S. International Trade Commission (“ITC”) investigation discussed below

On or about December 2, 2007, Applica filed a complaint with the ITC in Washington D.C. whereby Applica sought an order to permanently exclude the Company from importing products that allegedly infringe on Applica’s patents. The ITC held a hearing on the matter in August 2008 and the Initial Determination was issued in December by the Administrative Law Judge with the ITC on the action filed against us by Applica and found in our favor on all but one claim. On April 7, 2009, the ITC issued a ruling upholding the Initial Determination by the ITC Administrative Law Judge. On April 21, 2009, we certified to the U.S. Customs that our new revised products were non-infringing so that we could continue to import the products and on May 28, 2009, U.S. Customs ruled in our favor that the new model SmartScoopTM can be freely imported into the United States. Applica appealed the ITC’s April 7, 2009 ruling in our favor but the Federal Circuit dismissed Applica’s appeal. We separately appealed the ITC decision finding infringement under the one claim because we believe it was decided on incorrect facts. On October 6, 2010, the Federal Circuit reversed the ITC and vacated the exclusion order. The Federal Circuit found that the one claim which the ITC had based the exclusion order on was invalid. This is a complete victory for OurPets. Separately, pursuant to a reexamination proceeding in the patent office, the one claim upon which the ITC based its limited exclusion order has been found to be unpatentable. While all possible proceedings have not concluded, we continue to be confident that these claims will have little or no future impact on our business.

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

On October 18, 2010, warrants authorized by OurPet’s Board of Directors were issued to Steven and Evangelia Tsengas providing for the right to purchase in the aggregate 62,500 shares of OurPet’s common stock at $0.98 per share. The warrants were issued in consideration for Steven and Evangelia Tsengas’ commitment to provide an unlimited guarantee of the Company’s line of credit which was increased to $2,500,000 from $2,000,000 by an amendment executed on October 18, 2010 The warrants vest immediately and are exercisable any time prior to their expiration on October 18, 2015. Upon exercise of the warrants, the shares will be restricted securities pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None

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

OURPET’S COMPANY

Dated: November 15, 2010	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)