Form 10-K
period 2010-12-31
OURPETS CO
filed 2011-03-31
CIK 1094139

As filed with the Securities and Exchange Commission on March 31, 2011

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes    ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2010 were $17,091,741. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $5,205,123 as of March 15, 2011. As of March 15, 2011, the registrant had outstanding 15,731,141 shares of Common Stock.

Documents Incorporated by Reference

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual meeting to be held on May 20, 2011.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2010

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 500 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery and quality.

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

Internet—Amazon.com

Clubs—eg. Costco, Sam’s Club

Military Exchange chains—eg. AAFES, NEXCOM

Grocery chains—eg., Publix, Meijers, Krogers

Pet food manufacturers—eg., Ralston Purina

Pet distributors—eg. Bradley Caldwell, Wolverton, Central Garden & Pet

International customers—eg. Zellers, Freedom Pet Supplies, James Steele, Pet Care, Pet’s at Home

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 400 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exceptions of PetsMart and Wal-Mart none of our customers account for 10% or more of our sales. While we had approximately 400 customers for the year ended December 31, 2010, 31.0% of our revenue was derived from Walmart and PetsMart. Revenue generated from each of these customers amounted to $2,713,663 and $2,574,402, respectively, which represents 15.90% and 15.19% of total revenue.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat and dog waste management products, catnip products, and natural and nutritional pet supplements and topical products. We conduct our marketing and sales activities through 13 employees and 80 independent sales agents. Domestic independent sales agents are paid commissions, which range from 2% to 6% of net sales to customers.

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

Most of our products are proprietary and we have been granted or assigned 62 United States and international patents for dog and cat feeders and have 58 United States and international patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 55 additional trademark registrations and applied for 15 trademark registrations, which are still pending.

As of March 15, 2011, we had 53 employees consisting of 4 officers, 12 employees in sales and marketing, 1 employee in engineering, 2 employees in quality assurance, 4 employees in finance and administration, 1 employee in IT, 9 employees in operations and 6 employees in warehousing and shipping and 14 employees at our Hagerstown facility. Most of our manufacturing is subcontracted out to outside vendors. However, we do perform some light manufacturing at our Hagerstown, Maryland facility for the production of catnip products. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $183,252 for the year ended December 31, 2010 and $259,328 for the year ended December 31, 2009.

Item 1A. Risk Factors.

We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

We are one of many companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with domestic and foreign companies, who also manufacture their products in low cost areas such as Mexico, India and the Far East. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely affect our sales, if this trend continues or these retailers are unable to emerge from bankruptcy protection.

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

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 62 U.S. and international patents issued or assigned and 58 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The inability to successfully defend alleged patent infringement actions against us would result in loss of business and expense.

On February 16, 2011 we settled a litigation filed against us by a competitor that alleged we infringed upon certain patents for self-cleaning litter boxes. Had we not been successful in defending this litigation and settling it, we would not have been able to sell our SmartScoop™ self-scooping cat litter box, we could have incurred costs for damages paid to our competitor and for the write-off of our product development and tooling costs for our product. Furthermore, while we were successful in defending against this litigation, the cost of our defense has had a negative impact on our profitability. While we are not aware of any other significant patent infringement allegations, it is possible that future alleged patent infringement actions may have the same impact on our profitability and could have significant legal expenses associated with them.

The exercise of too many warrants and stock options would dilute the value of the Common Stock, and stockholder voting power.

We currently have 15,731,141 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 15, 2011, we had outstanding 189,816 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,896,160 shares of Common Stock at conversion rates of $1.00 per share for 66,000 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of March 15, 2011, we had outstanding 4,961,876 warrants to purchase an aggregate of 4,961,876 shares of Common Stock at exercise prices ranging from $0.281 to $1.426 per share and options to purchase an aggregate of 1,700,516 shares of Common Stock at exercise prices ranging from $0.20 to $1.55 per share. We have reserved an aggregate of 1,921,500 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

We also lease a 20,000 square foot production, warehouse and office facility in Hagerstown, Maryland from Leon Seidman, the former owner of Cosmic Pet Products at a current monthly rental of $10,018 plus real estate taxes. The lease term is two years from August 1, 2010 through July 31, 2012. We believe this facility will provide adequate production, warehouse and office space to meet our needs with respect to Cosmic Pet Products through July 31, 2012.

In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3. Legal Proceedings.

In 2007, Applica Consumer Products, the manufacturer of the LitterMaid™ Automatic Cat Litter Box, filed two lawsuits alleging that OurPet’s SmartScoop® Self-Scooping Litter Box infringed multiple claims of U.S. Patent No. RE 36,847 and U.S. Patent No. 6,082,302. The SmartScoop® is a patented automated self-cleaning cat litter box that offers a unique modular design for easy cleaning and maintenance using any type of clumping litter. As previously announced, in October 2010, in one of the lawsuits, the United States Court of Appeals for the Federal Circuit (“Court”) agreed with OurPet’s legal position that the asserted patent claims were either not violated by the SmartScoop design and operation or were invalid. The Federal Circuit’s decision was not appealed by Applica and was therefore finally resolved in OurPet’s favor as of January 4, 2011.

On February 4, 2011, the Company settled the remaining patent infringement accusations in the second lawsuit related to the SmartScoop® Self Scooping Litter Box. That lawsuit was dismissed on February 16, 2011.

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

Quarter Ended	High	Low
March 31, 2009	0.35	0.19
June 30, 2009	0.35	0.20
September 30, 2009	0.51	0.27
December 31, 2009	0.63	0.43
March 31, 2010	0.85	0.45
June 30, 2010	0.92	0.74
September 30, 2010	0.92	0.75
December 31, 2010	1.06	0.83

As of March 15, 2011, we had approximately 139 holders of record of our Common Stock.

Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after payment of any accrued dividends on the Preferred Stock. We have never paid any cash dividends nor do we intend, in the foreseeable future, to make any cash distributions to our common stockholders as dividends. We cannot currently distribute cash dividends to common stockholders without violating our loan agreement with our bank.

There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2010 the Company paid $51,919 in cash dividends to holders of this Series 2009 Preferred Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals® www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go®! cat toys, Cosmic Pet® cat products, Durapet® premium stainless steel bowls, Pet Zone® dog waste management product, wild bird feeders, and dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

On July 29, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosmic Pet Products, Inc. (“Cosmic”) pursuant to which the company purchased certain assets and assumed certain liabilities. The results of Cosmic operations have been included in the consolidated financial statements since that date. Cosmic Pet Products designs, manufactures and distributes pet supply products for cats. Their products include catnip toys, containers of catnip, cat scratchers, cat treats and cat toys. Cosmic markets their products to pet specialty stores, distributors, mass retailers, grocery chains and independent retailers. The complementary strength of each company should allow significant product and distribution synergies to be realized with each company’s product sales being expanded to the other’s market segments and customers. OurPet’s will gain entry into such new product categories as catnip toys, catnip products and cat treats utilizing the Cosmic Pet brand name.

As discussed below and in Liquidity and Capital Resources on Pages 11-14, we have funded our operations during 2010 principally from financing and borrowing activities and from net cash provided by operating activities during 2009.

During 2010, we had a net increase of $1,679,000 in borrowings from our line of credit facilities with our bank under which we can borrow up to $2,800,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2010 and December 31, 2009 we had balances of $2,528,000 and $849,000, respectively, under the line of credit with our bank at an interest rate of prime plus .5% which had prior to October 2, 2009 had an interest rate of prime plus .75%

On October 2, 2009, we obtained a new $800,000 term loan from our bank. The $800,000 term loan was the second of two credit facilities extended to us by our bank on September 17, 2009, the other being a renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down the line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan has a fixed interest rate of 4.61% and is payable monthly over a 3 year period in equal installments of $23,859 that include interest. Effective October 2, 2009 the line of credit’s interest rate was reduced to Prime + .5% from Prime + .75%. Both loans are secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2010, this loan had an outstanding principal balance of $478,540 versus $735,952 at December 31, 2009.

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in our Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into shares of common stock at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($0.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into common stock at any time after the trading price of our common stock reaches $1.50 per share for twenty consecutive days.

The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s President and Chief Executive Officer and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.86/share for the right to purchase OurPet’s common stock. Subsequent to their issuance the warrants were adjusted to 62,763 warrants exercisable at $.85/share in accordance with the warrant antidilution provisions.

On October 18, 2010, we obtained a $500,000 increase in our line of credit from $2,000,000 to $2,500,000. The increase was used to meet working capital requirements. This increase was secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s President and Chief Executive Officer and his wife have provided an unlimited guarantee of the Loan and for that guarantee were granted 62,500 warrants at $.86/share for the right to purchase OurPet’s common stock. Subsequent to their issuance the warrants were adjusted to 62,763 warrants exercisable at $.85/share in accordance with the warrant anti-dilution provisions.

On November 30, 2010, we obtained a $300,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note matures on May 1, 2011 and provides for interest payments on the principal balance beginning January 1, 2011. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate is the same variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. The principal amount outstanding at December 31, 2010 was $90,000.

On January 19, 2011, we obtained a $450,000 short term loan from our bank to fund specific working capital requirements related to business growth. The Note matures on July 31, 2011 and provides for interest payments on the principal balance beginning March 1, 2011. This loan is also secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate is a variable rate based on our Bank’s prime rate plus .50% with the initial prime rate set at 3.25%.

On January 24, 2011 we obtained permission from our bank to use both the $300,000 and $450,000 notes for general working capital requirements bringing the total Line of Credit facility up to $3,250,000.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $600,000. We used these funds for expenses related to litigation on certain of our SmartScoop™ products (the “SmartScoop™ Litigation”) and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at an option price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 303,784 warrants exercisable at $0.815 per share in accordance with the warrant anti-dilution provisions.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. We used the funds for additional expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at an option price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at an option price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 451,876 warrants exercisable at $0.494 per share in accordance with the warrant anti-dilution provisions.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $125,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at option prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 12,657 and 50,680 warrants exercisable at $0.494 and $0.395 per share respectively, in accordance with the warrant anti-dilution provisions.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $350,000. We also used these funds for expenses related to the SmartScoop™Litigation. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share were adjusted to 25,340 warrants exercisable at $0.395 per share and the 300,000 warrants exercisable at $0.37 per share were adjusted to 302,563 warrants exercisable at $0.367 per share in accordance with the warrant anti-dilution provisions.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In the following discussion all references to 2010 are for the year ended December 31, 2010 and all references to 2009 are for the year ended December 31, 2009. All references to Consolidated include OurPet’s and Cosmic Pets. All references to OurPet’s refer to OurPet’s excluding Cosmic Pet. All references to Cosmic Pet include Cosmic Pet only.

Consolidated net revenue for 2010 was $17,091,741, an increase of approximately 19.9% in revenue from $14,251,786 in 2009, consisting of sales of proprietary products for the retail pet business. Of this $2,839,955 increase, approximately $738,000 came from our Cosmic Pet Product division’s revenues over the last five months of 2010. Other significant components to the revenue increase were approximately $785,000 in pet specialty store revenues, increased sales to distributors of approximately $643,000, approximately $569,000 increased sales from club store customers, sales to promotional customers of approximately $435,000 and approximately $158,000 increased sales from .com customers. The remaining approximately $221,000 increased sales were to both new and existing customers. Offsetting these sales increases were declines in revenues from our two largest customers of approximately $709,000.

Total sales to all customers for new products in 2010 that were not sold in 2009 including the new Play ‘N Squeak® products, new Durapet Bowl products, new Go Cat Go products, new Flappy products, private label sales, new ecoPure products were approximately $3,788,000 of which $3,050,000 were OurPet’s products and $738,000 were Cosmic Pet Products.

Consolidated sales to foreign customers were $1,629,791, an increase of approximately $700,000, or 75.3%, from foreign sales of $929,363 in 2009. This increase was mainly due to increased sales to customers in Canada, Sweden, Hong Kong, Netherlands and Taiwan which were offset by decreases in sales to customers in England and Finland. Cosmic Pet’s international sales for the five months of August through December 2010 were approximately $155,000.

While net revenue increased by 19.9% in 2010, cost of goods sold increased by 23.3%, from $9,971,696 in 2009 to $12,292,259 in 2010. This increase of approximately $2,321,000 was the result of the cost of purchased products sold increasing 20.9%, or approximately $1,729,000, due to (i) Cosmic Pet’s $263,000 cost of purchased products and (ii) the increased amount of purchased products and increased freight costs needed for the higher volume sales in 2010. Approximately $355,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes, bonus/profit sharing and benefits due to additional staffing and associated benefits costs of approximately $170,000 for Cosmic Pet, and the remaining increase coming from OurPet’s research & development and quality assurance, project management and indirect operations personnel. Our variable and fixed warehouse and overhead costs increased by 49.7% from the comparable twelve months in 2009 due to (i) Cosmic Pet’s approximately $360,000 variable and fixed overhead costs and (ii) approximately $606,000 from OurPet’s increased costs for salaries, wages, and payroll taxes in quality assurance and research and development departments along with increased accruals for operations employee bonus/ profit sharing costs and casual labor.

Net revenue increased by 19.9% and the cost of goods sold increased by 23.3%, which resulted in our gross profit on sales increasing by 12.1%, or $519,392, from $4,280,090 in 2009 to $4,799,482 in 2010. Approximately $194,000 of the gross profit increase came from Cosmic Pet with the balance of gross profit coming from OurPet’s. Gross profit margin declined to 28.1% in 2010 from 30.0% in 2009. This decrease was primarily due to costs related to the integration of the Cosmic Pet operations as well as higher than anticipated warehouse, freight, labor and overhead costs.

Selling, general and administrative expenses in 2010 were $3,704,994, an increase of 18.9%, or $590,034, from $3,114,960 in 2009. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $236,000 due to additional employees in sales, marketing, and administration and an increase in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $198,000 mainly due to increased commissions, travel, promotional and marketing expenses, and (iii) an increase in professional expenses of approximately $111,000 mainly from higher investor relations costs, intellectual property protection costs, accounting and IT costs. Cosmic Pet Products selling, general and administrative costs were approximately $71,000.

Litigation expenses were $112,861 for 2010, a decrease of $260,747 or 69.8% from $373,608 for 2009. These expenses were for (i) legal fees and expenses related to our defense of patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringes on their patents, and (ii) patent infringement suits we filed against several other competitors for their infringement on our Durapet® and Play ‘N Squeak® patents. The primary reason for the significant decrease in litigation expenses was due to the reduced SmartScoop® case activity.

The Company recognized a onetime $240,623 gain on the purchase of certain intangible assets from Cosmic Pet. This gain was comprised of the net excess in asset value OurPet’s received from the Cosmic Pet asset purchase over the consideration OurPet’s paid and assumed in obligations. The Company had an independent third party perform a valuation of such assets which concluded their value to be $461,000 with most of the value attributed to the Cosmic Pet brand name. The asset purchase and gain are discussed further in the Notes to Consolidated Financial statements.

Consolidated income from our operations improved by $430,728 from $791,522 in 2009 to $1,222,250 in 2010 as a result of (i) our gross profit on sales increasing by $519,392 or 12.1% , (ii) the decrease in litigation expenses of $260,747 and (iii) the onetime $240,623 gain from intangible asset valuation of which were partially offset by an 18.9% increase in selling, general and administrative expenses of $590,034. OurPet’s income from operations was $1,099,461 while Cosmic Pet’s contributed $122,789 to income from operations.

Interest expense for 2010 was $136,162, a decrease of $42,740, from $178,902 in 2009. This decrease was due to (i) a decrease in interest expense for our bank line of credit of approximately $15,000, a result of the decrease in our average balance to approximately $1,247,000 in 2010 from $1,539,000 in 2009 combined with a rate decrease to 3.750% in 2010 from 4.00% for most of 2009, (ii) a decrease in interest expense of approximately $30,700 related to outstanding balances on contributor notes which were reduced from $1,367,500 to $767,500 through a combination of payments and conversion of some of the notes into Preferred Stock, (iii) a decrease of supplier financing charges of approximately $14,700 from the same period in 2009 and (iv) a decrease in our interest expense for our older bank term notes of approximately $10,500 due to the reduced principal balances from the monthly payments. These decreases were partially offset by an increase in interest expense of approximately $28,100 related to our three year $800,000 bank term loan obtained in September 2009 and our three year $500,000 bank term loan obtained in September 2010.

Other income and expense net for 2010 was $1, a decrease from the $38,153 in other income recorded in 2009. This decrease was primarily due to the receipt in April 2009 of $37,659 in final settlement proceeds from an action we had filed against Akon Plastic Enterprises, Inc. and certain parties related to it.

Income tax expense net for 2010 was $99,555, an increase of $224,549 from the $124,994 net income tax benefit recognized in 2009. This increase was primarily due to (i) federal income tax expense of approximately $75,800 recognized from the adjustment of our Deferred Tax Asset to account for our anticipated utilization of tax loss carry forwards, (ii) $15,500 in estimated 2010 federal income tax expense, (iii) $6,100 in estimated local income tax expense for 2010 and (iv) a reduction of 2010 state income taxes of approximately $1,600 and v) the $125,370 reduction in income tax expense resultant from the 2009 Deferred Tax Asset estimate.

Net income for 2010 was $986,534 as compared to net income in 2009 of $775,767 or an increase in profitability of $210,767. This increase was as a result of the following changes from 2009 to 2010:

Net revenue increase of 19.9%	$2,839,955
Cost of goods sold increase of 23.3%	(2,320,563)

Gross profit on sales increase of 22.3%	519,392
Selling, general and administrative expenses increase of 18.9%	(590,034)
Litigation expense decrease	260,747
Gain on Asset Purchase	240,623
Interest expense decrease of 23.9%	42,740
Other Income decrease	(38,152)
Income tax expense increase	(224,549)

Increase in Profitability	$210,767

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had approximately $272,000 in available funds at December 31, 2010 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2010, we had $4,371,820 in principal amount of indebtedness consisting of:

Bank line of credit - $2,500,000	Prime plus .5%	$2,438,000
Bank line of credit-short term note ($300,000 available)	Prime plus .5%	90,000
Bank term note ($800,000 original balance)	4.61%	478,540
Bank term note ($500,000 original balance)	4.18%	434,334
Contributor notes payable	Prime plus 2%	767,500
Capitalized Leases	Various	55,433

Installment note payable	7.3%	8,013
Other notes payable	Prime plus 3% & 10%	100,000

On October 18, 2010, the Company and its bank, First Merit N.A., entered into an agreement to increase the Company’s line of credit facility to $2,500,000 from $2,000,000. At December 31, 2010, that bank line of credit had indebtedness of $2,438,000. Borrowings are based on the level of qualifying accounts receivable and inventories. The line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2011. Under our agreement with the bank we are presently required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At December 31, 2010 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.32 and a tangible net worth of $5,071,796.

On November 30, 2010, we obtained a $300,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note matures on May 1, 2011 and provides for interest payments on the principal balance beginning January 1, 2011. This loan is secured by our accounts receivable, inventory, equipment, trademarks andpatents. The interest rate is the same variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. The principal amount outstanding at December 31, 2010 was $90,000.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2010, this loan had a principal balance outstanding of $478,540.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2010, this loan had a principal balance outstanding of $434,334.

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

On July 29, 2010 the Company assumed two capitalized leases for equipment purchased from Cosmic Pets. The capital leases are payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At December 31, 2010, the remaining balances on the capitalized leases totaled $55,433.

The installment notes payable are for warehouse equipment and due in monthly payments of $560 including interest, through March 2012. At December 31, 2010, this note had a principal balance outstanding of $8,013.

The other notes payable are due in the amount of $75,000 on December 1, 2011, to Beachcraft L.P. and $25,000 on November 1, 2011 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on December, 2011 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. For the year ended 2008, we recorded a loss of approximately $1,728,000 due to approximately $2,323,000 of litigation expenses and therefore had to rely on our financing activities to fund operations. For the year ended

December 31, 2009, litigation expenses were significantly lower, we recorded a profit of approximately $776,000 and were able to rely on cash from our operating activities to fund our operations. In 2010, despite operating income of approximately $982,000 (excluding the $240,623 gain from intangible asset valuation) we again relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase. In 2011, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2011. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2010 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Short and Long Term Debt	$4,316,387	$3,534,063	$782,324	$-0-	$-0-
Capital Lease Obligations	55,433	40,153	15,280	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	2,964,932	526,268	896,846	871,825	669,993

Total Contractual Cash Obligations	$7,336,752	$4,100,484	$1,694,450	$871,825	$669,933

Net cash used in operating activities for the year ended December 31, 2010 was $824,984. Cash was provided by the net operating income for the year of $986,534, as well as the non-cash charges for depreciation of $451,671, amortization of $35,015, stock option expense of $24,000, warrant expense of $25,004 less the gain from Comic Pet asset purchase of $240,623. Cash was reduced by $2,106,585 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$	(776,686)
Inventories increase		(2,155,225)
Prepaid expenses increase		(117,210)
Patent cost increase		(44,736)
Deferred Tax Benefit decrease		70,254
Domain names and other assets increase		(50,685)
Accounts payable increase		880,398
Accrued expenses increase		87,305

Net change		$(2,106,585)

The increase in accounts receivable from December 31, 2009 to December 31, 2010 was caused principally by the increase in net sales from October 2010 to December 2010 of approximately $967,000 of which approximately $495,000 in the quarter’s increased sales came from Cosmic Pet. Our inventory increase from December 31, 2009 to December 31, 2010 was the result of increased sales overall, increased safety stocks and lower sales than forecasted for certain products. The increase in other assets of approximately $51,000 from December 31, 2009 to December 31, 2010 was due to increased inventory deposits required by new overseas vendors. Our increase in accounts payable of approximately $880,000 from December 31, 2009 to December 31, 2010 was primarily due to the increase in inventories. Our accrued expenses increased from December 31, 2009 to December 31, 2010 by approximately $87,000 primarily as a result of increased accrued legal expenses, salaries and bonus/profit sharing expenses.

Net cash used in investing activities for the year ended December 31, 2010 was $1,136,569 of which $600,000 was used for the asset purchase of Cosmic Pet and $536,569 was used for the acquisition of property and equipment.

Net cash provided by financing activities for the year was $1,955,672. The Company’s $865,000 issuance of its Series 2009 Preferred Stock provided $ 595,000 in cash and converted approximately $270,000 of debt. Net borrowings on the bank lines of credit provided $1,679,000 comprised of $1,589,000 against the line of credit and $90,000 against the new $300,000 note obtained in November 2010. Stock options exercised provided $10,401. Approximately $777,000 was used for principal payments of debt which were offset by the new $500,000 note obtained in July 2010 used to finance the Cosmic Pet asset purchase. The Company also paid approximately $52,000 in cash dividends to holders of its Series 2009 Preferred Stock.

Net cash provided by operating activities for the year ended December 31, 2009 was $353,012. Cash was provided by the net income for the year of $775,767 as well as the non-cash charges for depreciation of $394,827, amortization of $30,654, stock option expense of $21,025, and warrant expense of $24,030. Cash was reduced by $893,291 due to increases in accounts receivable of $460,295, decreases in inventory of $319,582, increases in prepaid expenses of $19,135, increases in patent costs of $50,867, increases in deferred tax assets of $125,370, increases in other assets of $116,088, decreases in accounts payable of $192,266 and decreases in accrued expenses of $248,852.

Net cash used in investing activities for the year ended December 31, 2009 was $273,082, which was used for the acquisition of property and equipment. Net cash used in financing activities for the year was $358,948. Cash of $207,948 was used for the principal repayment of long term debt. Cash of $951,000 was used to decrease net borrowings under the line of credit with our bank. $800,000 was provided by a new three year term note with our bank.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2010 and 2009, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 16, 2010, we dismissed our independent accountant, S.R. Snodgrass, A.C., because S.R. Snodgrass no longer has an office convenient to us, and effective that same date we engaged Neece, Malec, Seifert & Vitaz, Inc. as our new independent accountant. More information regarding our change in independent accountant can be found in our Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

Item 9A(T). Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission rules that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 20, 2011.

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

Report of Former Independent Registered Public Accounting Firm

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant(17)

10.49	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010(18)

10.50	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A. (19)

10.51	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (19)

10.52	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010(20)

10.53	Form of Warrant(20)

10.54	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (21)

10.55	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A. (21)

10.56	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (22)

10.57	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A. (22)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2011
Steven Tsengas

/S/ SCOTT R. MENDES	Chief Financial Officer (principal accounting officer)	March 31, 2011
Scott R. Mendes

/S/ JOSEPH T. AVENI	Director	March 31, 2011
Joseph T. Aveni

/S/ WILLIAM M. FRASER	Director	March 31, 2011
William M. Fraser

/S/ JAMES D. IRELAND III	Director	March 31, 2011
James D. Ireland III

/S/ JOHN SPIRK	Director	March 31, 2011
John Spirk

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of OurPet’s Company and Subsidiaries for the year ended December 31, 2009 were audited by other auditors whose report, dated March 31,2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2010, and the consolidated results of their operations, stockholders equity and cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Neece, Malec, Seifert & Vitaz, Inc.
Certified Public Accountants

Mentor, Ohio

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OurPet’s Company and Subsidiaries

Fairport Harbor, Ohio

We have audited the accompanying consolidated balance sheet of OurPet’s Company and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OurPet’s Company and Subsidiaries as of December 31, 2009 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ S.R. Snodgrass, A.C.

Steubenville, Ohio

March 31, 2010

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OurPet’s Company and Subsidiaries

Fairport Harbor, Ohio

We hereby consent to the incorporation by reference in this Annual Report of OurPet’s Company and Subsidiaries on Form 10-K of our report, dated March 31, 2010, with respect to the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, which appear in the 2010 Annual Report to Shareholders.

/s/ S.R. Snodgrass, A.C.

Steubenville, Ohio

March 31, 2011

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,673	$84,555
Accounts receivable—trade, less allowance for doubtful accounts of $47,475 and $ 21,116	2,657,865	1,881,179
Inventories	5,576,129	2,984,035
Prepaid expenses	210,340	93,130
Deferred Tax Asset less Valuation Allowance of $ -0- and $377,734	55,116	125,370

Total current assets	8,578,123	5,168,269

PROPERTY AND EQUIPMENT
Computers and office equipment	403,161	339,077
Warehouse equipment	493,277	254,811
Leasehold improvements	228,851	129,572
Tooling	3,615,589	3,432,508
Construction in progress	475,820	302,991

Total	5,216,698	4,458,959
Less accumulated depreciation	2,955,825	2,504,154

Net property and equipment	2,260,873	1,954,805

OTHER ASSETS
Patents, less amortization of $205,877 and $170,863	289,441	279,719
Intangible Assets	461,000	—
Goodwill	67,511	67,511
Deposits and other assets	179,123	128,438

Total other assets	997,075	475,668

Total assets	$11,836,071	$7,598,742

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2010	2009
LIABILITIES
CURRENT LIABILITIES
Notes payable	$2,628,000	$949,000
Current maturities of long-term debt	946,216	956,589
Accounts payable—trade	1,926,499	1,046,101
Accrued expenses	504,504	417,199

Total current liabilities	6,005,219	3,368,889

LONG-TERM DEBT
Long-term debt—less current portion above	797,604	1,254,080

Total liabilities	6,802,823	4,622,969

STOCKHOLDERS’ EQUITY
COMMON STOCK, no par value; 50,000,000 shares authorized, 15,726,196 and 15,378,984 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	4,514,267	4,235,093
CONVERTIBLE PREFERRED STOCK, no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679
Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2010	865,312	—
PAID-IN CAPITAL	2,399	75,944
ACCUMULATED DEFICIT	(951,409)	(1,937,943)

Total stockholders’ equity	5,033,248	2,975,773

Total liabilities and stockholders’ equity	$11,836,071	$7,598,742

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2010	2009
Net revenue	$17,091,741	$14,251,786
Cost of goods sold	12,292,259	9,971,696

Gross profit on sales	4,799,482	4,280,090
Selling, general and administrative expenses	3,704,994	3,114,960
Litigation expense	112,861	373,608
Gain on Asset Purchase	240,623	—

Income from operations	1,222,250	791,522
Other income	1	38,153
Interest expense	136,162	178,902

Income before income taxes	1,086,089	650,773
Income tax (expense) benefit	(99,555)	124,994

Net income	$986,534	$775,767

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.05	$0.05

Weighted average number of common and equivalent shares outstanding used to	19,102,046	15,523,288

calculate basic and diluted earnings per share

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2009	66,000	$602,679	—	$—	15,312,984	$4,196,153	$69,829	$(2,713,710)	$2,154,951
Common Stock issued in payment of Preferred Stock dividend	—	—	—	—	66,000	38,940	(38,940)	—	—
Net Income for year	—	—	—	—	—	—	—	775,767	775,767
Stock Based compensation expense	—	—	—	—	—	—	45,055	—	45,055

Balance at December 31, 2009	66,000	$602,679	—	$—	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773
Common Stock issued upon exercise of	—	—	—	—	61,053	19,651	(9,250)	—	10,401
stock options									—
Common Stock issued for asset purchase	—	—	—	—	220,159	198,143	—	—	198,143
Common Stock issued in payment of Preferred Stock dividend	—	—	—	—	66,000	61,380	(61,380)	—	—
Preferred Stock issued	—	—	123,616	865,312	—	—	—	—	865,312
Cash Dividend paid on Preferred Stock	—	—	—	—	—	—	(51,919)	—	(51,919)
Net income	—	—	—	—	—	—	—	986,534	986,534
Stock-Based compensation expense	—	—	—	—	—	—	49,004	—	49,004

Balance at December 31, 2010	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$986,534	$775,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	451,671	394,827
Amortization expense	35,014	30,654
Stock option expense	24,000	21,025
Warrant expense	25,004	24,030
Gain on asset purchase	(240,623)	—
(Increase) decrease in assets:
Accounts receivable—trade	(776,686)	(460,295)
Inventories	(2,155,225)	319,582
Prepaid expenses	(117,210)	(19,135)
Deferred Tax Asset less Valuation Allowance	70,254	(125,370)
Patent cost additions (net)	(44,736)	(50,867)
Domain names and other assets	(50,685)	(116,088)
Increase (decrease) in liabilities:
Accounts payable—trade	880,398	(192,266)
Accrued expenses	87,305	(248,852)

Net cash (used in ) provided by operating activities	(824,985)	353,012

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(536,569)	(273,082)
Acquisition of business	(600,000)	—

Net cash used in investing activities	(1,136,569)	(273,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(776,810)	(207,948)
Gross borrowing on bank line of credit	1,679,000	(951,000)
Issuances of long-term debt	500,000	800,000
Issuances of Common Stock	10,401	—
Issuances of Preferred Stock	595,000	—
Dividends paid on Preferred Stock	(51,919)	—

Net cash provided by (used in) financing activities	1,955,672	(358,948)

Net decrease in cash	(5,882)	(279,018)
CASH AT BEGINNING OF PERIOD	84,555	363,573

CASH AT END OF PERIOD	$78,673	$84,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$159,745	$163,827
Income taxes paid	$19,505	—
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$19,483	$—
Common Stock issued in payment of Preferred Stock Dividend	$61,380	$38,940
Common Stock issued in payment for acquisition of business	$198,143	$—

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

Accounts Receivable—Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2010 and 2009 in the amount of $47,475 and $21,116, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

Inventory—Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2010 and December 31, 2009 consist of:

	2010	2009
Finished goods	$3,949,340	$2,163,787
Components and packaging	1,626,789	820,248

Total	$5,576,129	$2,984,035

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

Computers and office equipment	3 to 7 years
Leasehold improvements	20 to 39 years
Tooling	3 to 10 years
Warehouse equipment	5 to 7 years

All property and equipment is pledged as collateral for bank loans. Total amounts under capital lease were $130,000 for the year ended December 31, 2010. Total depreciation for the years ended December 31, 2010 and December 31, 2009 was $451,671 and $394,827, respectively.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $45,817 in the year ended December 31, 2010 and $50,640 in the year ended December 31, 2009 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization.

Revenue Recognition and Major Customers—With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy ®Go! Cat! Go®!, Eat® , Smarter Toys®, Clipnosis® and Cosmic Pet® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2010, 31.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $ $2,713,663 and $2,574,402, which represents 15.9% and 15.1% of total revenue, respectively.

For the year ended December 31, 2009, 42.9% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $3,076,073 and $2,921,058, which represents 22.0% and 20.9% of total revenue, respectively.

Research and Development Costs—Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2010 and December 31, 2009 was $183,252 and $259,328, respectively.

Advertising Costs—Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2010 and December 31, 2009 was $64,310 and $67,897, respectively.

Shipping and Handling Costs—Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options—Accounting Standards requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2010 and 2009 as a result of stock options was $24,000 and $21,025, respectively.

Net Income Per Common Share—Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2010, common shares that are or could be potentially dilutive include 1,655,516 stock options at exercise prices from $0.200 to $1.550 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.426 a share, 660,000 shares underlying Preferred Stock at a conversion rate of $1.000 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70/share.

As of December 31, 2009, common shares that are or could be potentially dilutive include 1,593,000 stock options at exercise prices from $0.200 to $1.550 a share, 4,717,887 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share and 660,000 shares underlying Preferred Stock at a conversion rate of $1.000 per share.

Fair Value of Financial Instruments—Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2010 and 2009, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2007 and forward. The Company’s major taxing jurisdiction is the United States. Within the United States, only Ohio and Maryland could give rise to significant tax liabilities.

Subsequent Events—The Company has performed an evaluation of subsequent events. On January 19, 2011, the Company entered into a Commercial Security Agreement with FirstMerit Bank, N.A. and executed a Promissory Note for the principal amount of $450,000. The Note matures on July 31, 2011 and provides for draws as needed with interest payments on the principal balance beginning March 1, 2011. The interest rate is a variable rate based on FirstMerit’s prime rate plus .50%, with the initial prime rate set at 3.250%. The purpose of the short-term loan is to meet additional working capital needs of OurPet’s related to new business growth. Under the Security Agreement FirstMerit was granted a blanket lien on OurPet’s assets consistent with the lien granted to FirstMerit under its other outstanding loans to OurPet’s. With this new Note, the total Line of Credit facility with First Merit increased to $3,250,000 from $2,800,000. As of March 15, 2011, the balance drawn against this Note and outstanding was $150,000.

On February 4, 2011, the Company resolved all patent infringement accusations related to the SmartScoop® Self Scooping Litter Box. The SmartScoop® is a patented automated self-cleaning cat litter box that offers a unique modular design for easy cleaning and maintenance using any type of clumping litter. In 2007, Applica Consumer Products, the manufacturer of the LitterMaid™ Automatic Cat Litter Box, filed two lawsuits alleging that the SmartScoop® infringed multiple claims of U.S. Patent No. RE 36,847 and U.S. Patent No. 6,082,302. As previously announced in October 2010, in one of the lawsuits, the United States Court of Appeals for the Federal Circuit (“Court”) agreed with OurPet’s legal position that the asserted patent claims were either not violated by the SmartScoop design and operation or were invalid. The remaining patent infringement lawsuit has been resolved on satisfactory terms and was dismissed on February 16, 2011.

Recently Issued Accounting Pronouncements—In January 21, 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective December 15, 2009 the Company adopted the disclosure requirements requiring reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements. This adoption had no impact on these Consolidated Condensed Financial statements. Effective for fiscal years beginning after December 15, 2020, a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments will be required. The Company currently believes the adoption related to Level 3 financial instruments will have no impact on the Consolidated Financial Statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In February, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure requirements (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and was adopted by the Company in the second quarter of fiscal 2010.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 will be effective for the Company on January 1, 2011. Early adoption is permitted. Adoption of the provisions of ASU No. 2010-13 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The Company does not expect ASU 2010-28 to have a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06—Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures that requires additional disclosures about significant transfers into and out of Levels 1 and 2 in the fair value measurements, as well as reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard which was effective January 1, 2010, has not had a material impact on our financial statements. See the Fair Value note for further discussion of this statement and its effect on the financial statements presented herein. Additionally a portion of this standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuance and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued an update to ASC 805, Business Combinations. This ASU addresses the disclosure of comparative financial statements and expands on the supplementary pro forma information for business combinations. The Company has adopted this ASU for business combinations occurring on or after December 15, 2010.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2010	2009
Revolving note payable—Bank, under line of credit facility of up to $2,500,000 at December 31, 2010 with interest at prime plus .50% (3.75% at December 31, 2010) and up to $2,000,000 at December 31, 2009 with interest at prime plus .50% (3.75% at December 31, 2009). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$2,438,000	$849,000
Note payable—Bank, additional $300,000 line of credit facility due May 1, 2011 with interest at Prime plus .50% (3.75% at December 31, 2010). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	90,000	- 0 -
Note payable—Bank, loan of $300,000, due in 36 monthly installments of $9,362 including interest at 7.60% beginning July 23, 2007. This note is secured by all inventory, chattel paper, accounts, equipment and general intangibles.	- 0 -	55,443
Note payable—Bank, loan of $800,000, due in 36 monthly principal and interest installments of $23,859 at an interest rate of 4.61% beginning September 17, 2009. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	478,540	735,952
Note payable—Bank, loan of $500,000, due in 36 monthly principal and interest installments of $14,817 at an interest rate of 4.18% beginning July 16, 2010 This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	434,334	- 0 -
Note payable—Pet Zone Products Ltd, due in quarterly installments of $9,878 through December 31, 2010 including interest at 7.75%. This note is subordinated to the bank loans.	- 0 -	37,842
Note payable—former director and shareholder, due on December 1, 2011. Interest at prime plus 3% (6.25% at December 31, 2010 and 6.25% at December 31, 2009) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000
Note payable—shareholder and investor, due on November 30, 2011. Interest is payable quarterly at 10%. This note is subordinated to the bank loans.	25,000	25,000
Notes payable—directors, shareholders, and investors due beginning in 2010 through 2012. Interest calculated quarterly at prime plus 2% (5.25% at December 31, 2010 and December 31, 2009). These notes are subordinated to the bank loans.	767,500	1,367,500
Installment notes payable—due in monthly payments decreasing from $3,554 to $560 including interest through March 27, 2012. Interest rates range from 7% to 7.5%.	8,013	13,932
Capitalized Lease—due in monthly payments of $1,527 including taxes and interest of 8.18% through October 5, 2012. Lease is secured by equipment.	33,615	- 0 -
Capitalized Lease—due in monthly payments of $2,424 including interest of 5.29% through September 5, 2011. Lease is secured by equipment.	21,818	- 0 -

	4,371,820	3,159,669
Less current portion of long-term debt	3,574,216	1,905,589

	$797,604	$1,254,080

Future maturities of notes payable and long-term debt are as follows:

Year Ending December 31,	Amount
2011	$3,574,216
2012	695,332
2013	102,272

$4,371,820

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

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on November 30, 2011 with interest payable quarterly. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due December 31, 2011) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes for $600,000 due and paid/retired in 2010, $467,500 due in 2011, and $300,000 due in 2012 all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at option prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 843,118 warrants exercisable at $0.367 to $0.815 per share in accordance with the warrant anti-dilution provisions.

INTANGIBLE ASSETS

	As of December 31, 2010		As of December 31, 2009
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$495,318	$205,877	$450,582	$170,863

Unamortized intangible assets:
Domain names	$11,000	$—	$11,000	$—
Cosmic Pet assets	$461,000	$—	$—	$—
Goodwill-PetZone	$67,511	$—	$67,511	$—

Amortization expense for year ended 12/31	$35,014		$30,654

Estimated amortization expense:
For year ending 12/31/11	$36,958
For year ending 12/31/12	$36,958
For year ending 12/31/13	$36,958
For year ending 12/31/14	$36,958
For year ending 12/31/15	$36,958

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $28,417 plus real estate taxes. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon. Total lease expense for the year ended December 31, 2010 and the year ended December 31, 2009 was $447,799 and $358,678, respectively. Related party lease expense for the same periods was $374,206 in 2010 and $357,286 in 2009.

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

Through December 31, 2010, the Company has been invoiced $781,061 by NSDA of which $415,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $315,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009. As of December 31, 2010, the fee accrued to date was $10,565.

CONCENTRATION OF CREDIT RISK

At December 31, 2010, 27.9% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $249,905, $217,853, $150,505, and $121,892, which represents 9.4%, 8.2%, 5.7%, and 4.6% of total accounts receivable, respectively.

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

On January 28, 2010 and February 1, 2010, the Company sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in our Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into shares of common stock at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($0.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. The Company has the limited right to convert the shares into common stock at any time after the trading price of our common stock reaches $1.50 per share for twenty consecutive days. The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. The Company did not utilize an underwriter or placement agent in connection with the private placement.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS

At December 31, 2010, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
2004 Directors for fees	57,875	0.281	October 1, 2012
2005 Directors for guarantees	153,422	0.420	November 14, 2012
2006 Acquisition of business	2,794,227	0.587	January 2, 2013
2006 Note payable to stockholder	127,206	0.329	January 3, 2013
2006 Payment for services	20,416	0.490	April 20, 2013
2006 Director for guarantee	255,419	0.685	August 2, 2013
2007 Directors for fees	52,203	1.426	August 17, 2012
2008 Payment for services	50,640	0.938	January 11, 2013
2008 Note payable to contributor	7,601	0.815	February 8, 2013
2008 Notes payable to contributors	296,184	0.494	February 8, 2013
2008 Notes payable to contributors	134,168	0.494	June 20, 2013
2008 Note payable to contributor	12,657	0.494	July 24, 2013
2008 Note payable to contributor	13,923	0.494	July 30, 2013
2008 Note payable to contributor	50,680	0.395	August 13, 2013
2008 Note payable to contributor	25,341	0.395	October 7, 2013
2008 Note payable to contributor	302,563	0.367	November 7, 2013
2009 Director for guarantee	352,990	0.449	September 17, 2012
2009 Payment for services	30,256	0.480	October 15, 2014
2010 Director for guarantee	28,244	0.807	June 28, 2015
2010 Director for guarantee	62,763	0.852	July 16, 2015
2010 Acquisition of business	55,272	0.863	July 30, 2015
2010 Payment for services	15,063	0.996	October 15, 2015
2010 Director for guarantee	62,763	0.976	October, 18, 2015

Total	4,961,876

The exercise price for the common shares issuable under the warrants to purchase 2,782,500 shares is $0.587 per share if exercised on or before January 2, 2011 or $0.660 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.735 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

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

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	1,395,000	.42
Granted	203,000	.25
Exercised	—	—
Forfeited	5,000	.31
Expired	—	—

Outstanding at December 31, 2009	1,593,000	.40
Granted	153,016	.81
Exercised	83,333	.33
Forfeited	7,167	.57
Expired	—	—

Outstanding at December 31, 2010	1,655,516	.44

The following table summarizes options outstanding at December 31, 2010:

		Options Outstanding		Options Exercisable
Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.75-$1.55	201,016	$0.90	3.7 Years	34,000	$1.12
$0.45-$0.69	531,000	$0.50	2.1 Years	254,333	$0.50
$0.20-$0.35	923,500	$0.30	3.5 Years	772,167	$0.31

There were 1,060,500 and 904,166 options exercisable at December 31, 2010 and December 31, 2009, respectively. The weighted average exercise price of options granted in 2010 and 2009 was $0.81 and $0.25, respectively. The weighted average exercise price of options exercised in 2010 was $.33. There were no options exercised in 2009.

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2010 are as follows:

2011	$526,268
2012	477,723
2013	419,123
2014	432,128
2015	439,697
Thereafter	669,993

Total minimum lease payments	$2,964,932

Total rent expense of the Company for the years ended December 31, 2010 and December 31, 2009 was $447,799 and $358,678, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES

At December 31, 2010, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2007 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, Maryland.

For the year ended December 31, 2010 there was a provision for income tax expense of $99,555 which came from i) utilization of approximately $70,000 of Deferred Tax Assets, ii) approximately $24,500 of federal alternative minimum income tax expense and iii) approximately $4,800 of state and local income tax expense.

For the year ended December 31, 2009 there was an income tax benefit of $124,994 from the use of operating loss carry forwards by the Company.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2010 and December 31, 2009.

	2010	2009
Income tax expense/benefit based on US statutory rate	$369,270	$221,263
Current period change in the valuation allowance	(377,734)	(363,733)
Deferred Tax asset change	407,675	17,476
Utilization of net operating loss	(328,959)	—
State/Local income tax	4,795	—
Alternative Minimum Tax	24,508	—

Provision for Income Taxes	$99,555	$(124,994)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forward	$55,116	$503,104
Valuation allowances	-0-	(377,734)

Net deferred tax assets	$55,116	$125,370

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (Continued)

The Company’s valuation allowance decreased by approximately $377,700 for the year ended December 31, 2010, which represents the effect of the current year’s net income and the current year’s calculation of the net deferred tax asset. The Company adjusted its valuation allowance in 2010 to record its deferred tax assets at estimated net realizable value based on its assessment of the realization of these assets through future taxable income being “more likely than not.”

The Company’s valuation allowance decreased by approximately $363,700 for the year ended December 31, 2009, which represents the effect of the current year’s net income and the current year’s calculation of the net deferred tax asset.

The Company has available at December 31, 2010, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year Of Loss	Amount of Unused Operating Loss Carryforwards	Expiration During Year Ending
2008	$162,106	2028

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

In 2007, Applica Consumer Products, the manufacturer of the LitterMaid™ Automatic Cat Litter Box, filed two lawsuits alleging that the SmartScoop® infringed multiple claims of U.S. Patent No. RE 36,847 and U.S. Patent No. 6,082,302. The SmartScoop® is a patented automated self-cleaning cat litter box that offers a unique modular design for easy cleaning and maintenance using any type of clumping litter. As previously announced, in October 2010, in one of the lawsuits, the United States Court of Appeals for the Federal Circuit (“Court”) agreed with OurPet’s legal position that the asserted patent claims were either not violated by the SmartScoop design and operation or were invalid. The Federal Circuit’s decision was not appealed by Applica and was therefore final resolved in OurPet’s favor as of January 4, 2011. On February 4, 2011, the Company settled the remaining patent infringement accusations in the second lawsuit related to the SmartScoop® Self Scooping Litter Box. That lawsuit was dismissed on February 16, 2011.

In addition to the above matters and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. The Company is not a party to any litigation or governmental proceeding which management or legal representatives believe could result in any judgments or fines against the Company that would have a material adverse effect or impact in the Company’s financial position, liquidity or results of operation.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PURCHASE OF BUSINESS

On July 29, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosmic Pet Products, Inc. (“Cosmic”) pursuant to which the company purchased certain assets and assumed certain liabilities. The results of Cosmic operations have been included in the consolidated financial statements since that date. Cosmic Pet Products designs, manufactures and distributes pet supply products for cats. Their products include catnip toys, containers of catnip, cat scratchers, cat treats and cat toys. Cosmic markets their products to pet specialty stores, distributors, mass retailers, grocery chains, independent retailers. The complementary strength of each company should allow significant product and distribution synergies to be realized with each company’s product sales being expanded to the other’s market segments and customers. OurPet’s will gain entry into such new product categories as catnip toys, catnip products and cat treats utilizing the Cosmic Pet brand name.

The purchase price for Cosmic consisted of i) $600,000 in cash (of which $400,000 was used to retire Cosmic’s secured line of credit), ii) $198,143 provided through the issuance of approximately 220,000 shares of OurPet’s common stock at an issuance price of $.8665/share and iii) and a warrant to purchase approximately 55,000 shares of common stock(1 warrant for every 4 shares of common stock), subsequently adjusted to 55,272 shares in accordance with the warrant anti-dilutions provisions.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At July 29, 2010:

ASSET ACQUIRED
Inventories	$436,869
Equipment	201,950
Office Furniture and computers	19,220
Intangible Assets	461,000

Total assets acquired	1,119,039

LIABILITIES ASSUMED
Capital Leases assumed	(80,273)
Total Liabilities assumed	(80,273)

Net assets acquired	$1,038,766

On July 29, 2010, the Company purchased certain assets of Cosmic Pet Products. During the fourth quarter of 2010, the Company had an independent third party Certified Appraiser perform a valuation of Cosmic Pet’s intangible assets. The appraisal was performed in accordance with general accepted accounting principles including but not limited to FASB ASC 820, Fair Value Measurements and Disclosures and FASB ASC 805 Business Combinations. As a result of that appraisal, the Company recognized $461,000 in intangible assets mostly related to the brand/trade names “Cosmic Cat” and “Cosmic Pet.” The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

Cosmic’s revenues and earnings since the acquisition date and included in the Company’s consolidated financial statements were $738,144 and $122,789 respectively.

The Company has determined we are unable to supply supplemental pro forma information for either the quarterly or the year to date reporting periods ending December 31, 2010 as financial statements for Cosmic Pet Products have not been prepared for any reporting period after December 31, 2009. We believe that after making every reasonable effort to do so, we have deemed it impracticable to apply the requirements of ASC 805-10-50 which requires the revenues and earnings of the combined entity for the current year to date reporting be reported as though the asset purchase had been completed as of the beginning of the annual reporting period and the prior period.