Form 10-Q
period 2011-03-31
OURPETS CO
filed 2011-05-16
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2011	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of May 6, 2011, the Registrant had outstanding 15,731,141 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, warrants exercisable for 4,961,876 shares of Common Stock and options exercisable for 1,700,516 shares of Common Stock.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,040	$78,673
Accounts receivable - trade, less allowance for doubtful accounts of $ 53,475 and $ 47,475	2,194,471	2,657,865
Inventories	5,780,129	5,576,129
Prepaid expenses	296,015	210,340
Deferred Tax Asset less Valuation allowance of $ -0- and $-0-	—	55,116

Total current assets	8,381,655	8,578,123

PROPERTY AND EQUIPMENT
Computers and office equipment	410,996	403,161
Warehouse equipment	494,054	493,277
Leasehold improvements	228,851	228,851
Tooling	3,618,049	3,615,589
Construction in progress	534,904	475,820

Total	5,286,854	5,216,698
Less accumulated depreciation	3,057,272	2,955,825

Net property and equipment	2,229,582	2,260,873

OTHER ASSETS
Patents, less amortization of $215,139 and $205,877	291,964	289,441
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	420,208	179,123

Total other assets	1,240,683	997,075

Total assets	$11,851,920	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$2,435,000	$2,628,000
Current maturities of long-term debt	943,852	946,216
Accounts payable - trade	1,932,392	1,926,499
Accrued expenses	578,979	504,504

Total current liabilities	5,890,223	6,005,219

LONG-TERM DEBT
Long-term debt - less current portion above	680,195	797,604

Total liabilities	6,570,418	6,802,823

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,731,141 and 15,726,196 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	4,514,267	4,514,267

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding	865,312	865,312

PAID-IN CAPITAL	14,399	2,399

ACCUMULATED DEFICIT	(715,155)	(951,409)

Total stockholders’ equity	5,281,502	5,033,248

Total liabilities and stockholders’ equity	$11,851,920	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net revenue	$4,795,183	$3,643,933
Cost of goods sold	3,449,762	2,492,218

Gross profit on sales	1,345,421	1,151,715
Selling, general and administrative expenses	929,332	821,289
Litigation expense	1,968	35,809

Income from operations	414,121	294,617
Other expense, net	4,346	3,790
Interest expense	46,083	29,808

Income before income taxes	363,692	261,019
Income tax expense/benefit	127,438	(1,227)

Net income	$236,254	$262,246

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	19,758,034	18,173,581

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit
Balance at December 31, 2010	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248
Common Stock issued upon exercise of stock option	—	—	—	—	4,945	—	—	—	—
Net income	—	—	—	—	—	—	—	236,254	236,254
Stock-based compensation expense	—	—	—	—	—	—	12,000	—	12,000

Balance at March 31, 2011	66,000	$602,679	123,616	$865,312	15,731,141	$4,514,267	$14,399	$(715,155)	$5,281,502

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236,254	$262,246
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	101,447	112,121
Amortization expense	9,262	8,327
Stock option expense	6,000	6,000
Warrant expense	6,000	5,001
(Increase) decrease in assets:
Accounts receivable - trade	463,394	(103,014)
Inventories	(204,000)	(26,013)
Prepaid expenses	(85,675)	(163,277)
Deferred Tax Asset less Valuation Allowance	55,116	—
Patent cost additions (net)	(11,785)	(3,356)
Deposits and other assets	(241,085)	(28,362)
Increase (decrease) in liabilities:
Accounts payable - trade	5,893	(87,384)
Accrued expenses	74,475	(107,417)

Net cash provided by (used in) operating activities	415,296	(125,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(70,156)	(155,613)

Net cash used in investing activities	(70,156)	(155,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(119,773)	(701,284)
Gross borrowing on bank line of credit	(193,000)	111,000
Issuance of Preferred Stock	—	865,312

Net cash (used in) provided by financing activities	(312,773)	275,028

Net increase (decrease) in cash	32,367	(5,713)

CASH AT BEGINNING OF PERIOD	78,673	84,555

CASH AT END OF PERIOD	$111,040	$78,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$34,036	$86,539
Income Taxes Paid	$7,571	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$4,500	$9,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended 3/31/10 and 3/31/11 have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at March 31, 2011 and December 31, 2010 consist of:

	2011	2010
Finished goods	$4,143,020	$3,949,340
Components and packaging	1,637,109	1,626,789

Total	$5,780,129	$5,576,129

All inventories are pledged as collateral for bank loans.

ACCOUNTS RECEIVABLE – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at March 31, 2011 and December 31, 2010 in the amount of $ 53,475 and $47,475 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

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

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Go! Cat Go! ®, Flappy®, Eat®, Smarter Toys®, Clipnosis® and Cosmic Pet® labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2011, 35.6% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $954,650 and $750,660, which represents 19.9% and 15.7% of total revenue, respectively.

For the three months ended March 31, 2010, 39.1% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $749,919 and $650,852, which represents 20.9% and 18.2% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2011 and 2010 as a result of stock options is not material.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2011, common shares that are or could be potentially dilutive include 1,700,516 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.426 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2010, common shares that are or could be potentially dilutive included 1,575,500 stock options at exercise prices from $0.20 to $1.55 a share, 4,717,887 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share and 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of March 31, 2011, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $162,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first quarter of 2011, the Company recognized tax provisions of $55,116 due to the “more likely than not” utilization of net operating loss carryforwards. In the first quarter of 2010, the Company did not record any tax provision due to the expected utilization of net operating loss carryforwards. The effective tax rate for the three months ended March 31, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2010 and March 31, 2011. The respective carrying value of certain on balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events to March 31, 2011 through May 16, 2011 for potential recognition and disclosure in the consolidated financial statements. On April 29, 2011, our bank extended the due date of a $300,000 Note from May 1, 2011 to August 1, 2011. The Note had been issued on November 1, 2010 with an original six (6) month term and for the purpose of providing additional working capital. The Company anticipates this Note being paid in full prior to its expiration date as part of its annual line of credit on June 30, 2011 and renewed for another year.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 became effective for the Company on January 1, 2011. Adoption of the provisions of ASU No. 2010-13 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of ASU 2010-28 did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU’s No. 2010-29, which updates requirements on the disclosure of pro forma revenue and earnings following a business combination or series of business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 500 products for dogs, cats and wild birds. These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals® www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go!® cat toys, Clipnosis® cat products, Durapet® premium stainless steel bowls, Pet Zone® dog waste management product, Cosmic Pet® catnip and cat toy products, and a variety of raised feeders.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 12 through 14, we have funded our operations principally from financing activities for the year ended December 31, 2010 and from net cash provided from operating activities for the three months ended March 31, 2011.

Under the Company’s credit facilities with our bank the Company can borrow up to $3,250,000 based on the level of qualifying accounts receivable and inventories. These facilities are comprised of a line of credit for $2,500,000 and two short term notes, one for $300,000 and another for $450,000. At March 31, 2011 we had a balance due of $1,885,000 under the line of credit with the bank, a balance due of $300,000 on a short term working capital note and a balance due of $150,000 on the second short term working capital note, all at interest rates of prime plus .50%.

RESULTS OF OPERATIONS

In the following discussion all references to 2011 are for the three months ended March 31, 2011 and all references to 2010 are for the three months ended March 31, 2010.

Net revenue for 2011 was $4,795,183, an increase of 31.6% in revenue from $3,643,933 in 2010, consisting of net sales of proprietary products for the retail pet business. This increase of $1,151,250 was the result of increased sales to new customers of approximately $233,000, increased sales to our three largest existing customers of approximately $1,100,000, net increased sales to all other customers of approximately $194,000, offset by a decrease to one customer of approximately $376,000. The decrease was due primarily to changes in merchandising assortments.

Total sales to all customers of new products in 2011 that were not sold in 2010 were approximately $1,649,000. These included promotional products of approximately $750,000, Cosmic Pet Products of approximately $529,000, and approximately $370,000 of all other new products, including new Play-N-Squeak® products, new Flappy® dog toys and new Durapet® bowl product items. Our sales to foreign customers increased by approximately $200,000, or 102%, from 2010 mainly due to increased sales to customers in Canada, England and Australia.

While net revenue increased by 31.6% in 2011, cost of goods sold increased by 38.4%, from $2,492,218 in 2010 to $3,449,762 in 2011. This increase of approximately $958,000 was the result of the cost of purchased products sold increasing 34.0%, or approximately $669,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2011. Approximately $238,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes and benefits of which approximately $114,000 came from our Cosmic Pet division, acquired as of July 29, 2010. The remaining approximately $124,000 of increased salaries, wages, payroll taxes and benefits is from staffing and associated benefits for our operations group as we increased personnel in supply chain management and warehouse activities. Lastly, approximately $49,000 of the increase came from an increase in general operations expenses of which approximately $33,000 was attributable to rent expense for the Cosmic Pet facility in Hagerstown, Maryland. Our variable and fixed warehouse and overhead costs increased by 60.6% from the comparable quarter in 2010 due to the above noted increased costs. Approximately $182,000, or 56%, of this increase are overhead costs from our Cosmic Pet division with the remaining approximately $144,000 of costs coming from our Fairport Harbor facility.

The net revenue increase of 31.6%, partially offset by the increase in the cost of goods sold, resulted in our gross profit on sales increasing by 16.8%, or $193,706 from $1,151,715 in 2010 to $1,345,421 in 2011.

Selling, general and administrative expenses in 2011 were $929,332, an increase of 13.2%, or $108,043, from $821,289 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $45,000 due to one additional employee in sales, two in marketing, one additional employee in accounting and increases in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $50,000 mainly due to increased commissions, travel and promotional expenses, (iii) an increase in professional expenses of approximately $11,000 due mainly to increased accounting and financing costs, (iv) an increase in IT costs of approximately $8,000 as we invested in upgrading our IT infrastructure and software support. These increases were partially offset by a decrease in travel and entertainment costs of approximately $12,000.

Litigation expenses were $1,968 for 2011, a decrease of $33,841 from $35,809 for 2010. This decrease is due to the settlement on February 4, 2011 and dismissal on February 16, 2011 of all patent infringement actions filed against us in late 2007 by a competitor alleging that our SmartScoop® self scooping cat litter box infringed on their patents.

Our income from operations improved by $119,504, from $294,617 in 2010 to $414,121 in 2011, as a result of our gross profit on sales increasing by $193,706, or 16.8%, and our litigation expenses decreasing by $33,841, which was partially offset by a 13.2% increase in selling, general and administrative expenses of $108,043.

Interest expense for 2011 was $46,083, an increase of $16,275, from $29,808 in 2010. This increase was due to (i) an increase in interest expense for our bank lines of credit of approximately $18,800, resulting from the increase in our average balance to approximately $2,589,000 in 2011 from $591,000 in 2010 (interest rate remained the same at 3.75% ) and (ii) an increase in interest expense of approximately $4,500 from the addition of a $500,000 bank term loan obtained in July 2010. These were offset by (i) a decrease in interest expense of $2,500 related to the reduction at the end of January 2010 of outstanding balances of contributor notes from $1,367,000 to $767,000 through a combination of payments and conversion of some of the notes into preferred stock and (ii) a decrease in interest expense of approximately $4,600 from the reduced principal balances from monthly payments of existing term loans.

Income tax expense increased by $128,664 from a benefit of $1,227 in 2010 to an expense of $127,438 in 2011. The increase was mainly due to i) approximately $55,000 in federal income tax expense recognized from our estimate of tax loss carry forwards and their utilization, ii) estimated federal income tax expense of $68,000, and iii) estimated local tax expense to be approximately $4,000.

Net income for 2011 was $236,254 as compared to net income of $262,246 for 2010, or a decrease of $25,992. This decrease was a result of the following changes from 2010 to 2011:

Net revenue increase of 31.6%	$1,151,250
Cost of goods sold increase of 38.4%	(957,544)

Gross profit on sales increase of 16.8%	193,706
Selling, general and administrative expenses increase of 13.2%	(108,043)
Litigation expense decrease	33,841

Income from operations	119,504
Other income and expense, net increase	(556)
Interest expense increase of 54.6%	(16,275)
Income tax expense increase	(128,665)

Decrease in Net Income	$(25,992)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $915,000 in available funds at March 31, 2011 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2011, we had $4,059,047 in principal amount of indebtedness consisting of:

Bank line of credit - $2,500,000	Prime plus .5%	$1,885,000
Bank line of credit-short term note ($300,000 available)	Prime plus .5%	300,000
Bank line of credit-short term note ($450,000 available)	Prime plus .5%	150,000
Bank term note ($800,000 original balance)	4.61%	412,219
Bank term note ($500,000 original balance)	4.18%	394,285
Contributor notes payable	Prime plus 2%	767,500
Capitalized Leases	Various	43,577
Installment note payable	7.3%	6,466
Other notes payable	Prime plus 3% & 10%	100,000

Total bank indebtedness is $2,335,000 comprised of three lines of credit with our bank under which we can borrow up to a total of $3,250,000 based on the level of qualifying accounts receivable and inventories. There are three working capital credit facilities: (i) one for $2,500,000, (ii) one for $300,000 (due date extended to August 1, 2011 from May 1, 2011) and (iii) one for $450,000 due July 31, 2011. The $2,500,000 line of credit is renewable annually by the bank and therefore is classified as a current liability on our balance sheet. The $300,000 and $450,000 lines of credit both have maturity dates of less than one year and are therefore also classified as current liabilities on our balance sheet. Currently the $2,500,000 line of credit has been renewed by the bank through June 30, 2011. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At March 31, 2011 we were in compliance with the covenants and default provisions under our agreement with the bank and had a debt service coverage ratio of 1.44 and a tangible net worth of $5,317,528.

On November 30, 2010, we obtained a $300,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note’s maturity was extended to August 1, 2011 from its original maturity date of May 1, 2011 and provides for interest payments on the principal balance beginning January 1, 2011. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate is a variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. The principal amount outstanding at March 31, 2011 was $300,000.

On January 19, 2011, we obtained a $450,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note matures on July 31, 2011 and provides for interest payments on the principal balance beginning March 1, 2011. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate is a variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. The principal amount outstanding at March 31, 2011 was $150,000.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At March 31, 2010, this loan had a principal balance outstanding of $412,219.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At March 31, 2011, this loan had a principal balance outstanding of $394,285.

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

On July 29, 2010 the Company assumed two capitalized leases for equipment purchased from Cosmic Pets. The capital leases are payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At March 31, 2011, the remaining balances on the capitalized leases totaled $43,577.

The installment notes payable are for warehouse equipment and due in monthly payments of $560 including interest, through March 2012. At March 31, 2011, this note had a principal balance outstanding of $6,466.

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

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due in December 2011 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. For the year ended December 31, 2009, litigation expenses were significantly lower, we recorded a profit of approximately $776,000 and relied on cash from our operating activities to fund our operations. In 2010, we relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase. In 2011, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2011. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2011 was $415,296. Cash was provided by the net income for the three months of $236,254, as well as the non-cash charges for depreciation of $101,447, amortization of $9,262, stock option expense of $6,000 and warrant expense of $6,000. Cash was provided by the net change of $56,333 in our operating assets and liabilities as follows:

Accounts receivable decrease	$463,394
Inventories increase	(204,000)
Prepaid expenses increase	(85,675)
Deferred Tax Asset decrease	55,116
Patent costs increase	(11,785)
Deposits and other assets increase	(241,085)
Accounts payable increase	5,893
Accrued expenses increase	74,475

Net change	$56,333

Net cash used in investing activities for the three months ended March 31, 2011 was $70,156, which was used for the acquisition of property and equipment. Cash used in financing activities for the three months ended March 31, 2011 was $312,773 and consisted of net decreased borrowings on the bank lines of credit of $193,000, offset by principal payments on debt of $119,773.

Net cash used in operating activities for the three months ended March 31, 2010 was $125,128. Cash was provided by the net income for the three months of $262,246, as well as the non-cash charges for depreciation of $112,121, amortization of $8,327, stock option expense of $6,000, and warrant expense of $5,001. Cash was used by the net change of $(518,823) in our operating assets and liabilities. Net cash used in investing activities for the three months ended March 31, 2010 was $155,613, which was used for the acquisition of property and equipment. Cash provided by financing activities for the three months ended March 31, 2010 was $275,028 and consisted of $865,312 from the issuance of preferred stock and increased borrowings on the bank line of credit of $111,000, offset by principal payments on debt of $701,284.

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

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, income taxes , impairment, intangible assets and research and development costs. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2011.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2011. Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2007, Applica Consumer Products, the manufacturer of the LitterMaid™ Automatic Cat Litter Box, filed two lawsuits alleging that OurPet’s SmartScoop® Self-Scooping Litter Box infringed multiple claims of U.S. Patent No. RE 36,847 and U.S. Patent No. 6,082,302. The SmartScoop® is a patented automated self-cleaning cat litter box that offers a unique modular design for easy cleaning and maintenance using any type of clumping litter. As previously announced, in October 2010, in one of the lawsuits, the United States Court of Appeals for the Federal Circuit agreed with OurPet’s legal position that the asserted patent claims were either not violated by the SmartScoop design and operation or were invalid. The Federal Circuit’s decision was not appealed by Applica and was therefore finally resolved in OurPet’s favor as of January 4, 2011.

On February 4, 2011, the Company settled the remaining patent infringement accusations in the second lawsuit related to the SmartScoop® Self Scooping Litter Box. That lawsuit was dismissed on February 16, 2011.

We have not been named in any further material legal proceedings. In addition to the above matters and in the normal course of conducting its business, we may become involved in other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity or results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 16, 2011	/s/ Steven Tsengas
Steven Tsengas Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	/s/ Scott R. Mendes
Scott R. Mendes Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)