Form 10-Q
period 2011-06-30
OURPETS CO
filed 2011-08-15
CIK 1094139

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2011	000-31279

OurPet’s Company
(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of August 12, 2011, the Registrant had outstanding 15,737,196 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,786,208 shares of Common Stock and warrants exercisable for 4,961,876 shares of Common Stock.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$68,018	$78,673
Accounts receivable - trade, less allowance for doubtful accounts of $ 64,475 and $ 47,475	3,215,822	2,657,865
Inventories	5,828,948	5,576,129
Prepaid expenses	307,082	210,340
Deferred Tax Asset less Valuation Allowance of $ -0- and $-0-	-	55,116
Total current assets	9,419,870	8,578,123

PROPERTY AND EQUIPMENT
Computers and office equipment	682,060	403,161
Warehouse equipment	499,787	493,277
Leasehold improvements	230,851	228,851
Tooling	4,011,748	3,615,589
Construction in progress	274,876	475,820
Total	5,699,322	5,216,698
Less accumulated depreciation	3,178,320	2,955,825
Net property and equipment	2,521,002	2,260,873

OTHER ASSETS
Patents, less amortization of $224,571 and $205,877	289,679	289,441
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	13,078	179,123
Total other assets	831,268	997,075

Total assets	$12,772,140	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Line of credit	-	2,528,000
Current maturities of long-term debt	939,917	946,216
Accounts payable - trade	2,121,492	1,926,499
Accrued expenses	499,450	504,504
Deferred income taxes-current portion	26,056	-
Total current liabilities	3,686,915	6,005,219

LONG-TERM LIABILITIES
Long-term debt - less current portion above	563,325	797,604
Revolving Line of Credit	2,778,000	-
Deferred income taxes	127,943	-
Total long term liabilities	3,469,268	797,604

Total liabilities	7,156,183	6,802,823

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,737,196 and 15,726,196 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	4,514,592	4,514,267

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at June 30, 2011	865,312	865,312

PAID-IN CAPITAL	26,399	2,399

ACCUMULATED DEFICIT	(393,025)	(951,409)
Total stockholders' equity	5,615,957	5,033,248

Total liabilities and stockholders' equity	$12,772,140	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$5,179,580	$4,477,863	$9,974,764	$8,121,796

Cost of goods sold	3,595,349	3,110,654	7,045,460	5,602,872

Gross profit on sales	1,584,231	1,367,209	2,929,304	2,518,924

Selling, general and administrative expenses	1,044,076	952,041	1,979,047	1,812,929

Income from operations	540,155	415,168	950,257	705,995

Other (income) and expense, net	(9,968)	-	(9,641)	-
Interest expense	46,407	28,027	92,489	57,835

Income before income taxes	503,716	387,141	867,409	648,160

Income tax expense	181,587	94,230	309,025	93,003

Net income	$322,129	$292,911	$558,384	$555,157

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.02	$0.01	$0.03	$0.03

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	19,119,911	19,054,107	19,460,443	18,263,100

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2010	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248
Common Stock issued upon exercise of stock options	-	-	-	-	11,000	325	-	-	325
Net income	-	-	-	-	-	-	-	558,384	558,384
Stock-based compensation expense	-	-	-	-	-	-	24,000	-	24,000

Balance at June 30, 2010	66,000	$602,679	123,616	$865,312	15,737,196	$4,514,592	$26,399	$(393,025)	$5,615,957

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$558,384	$555,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	222,495	233,965
Amortization expense	18,694	16,858
Stock option expense	12,000	12,000
Warrant expense	12,000	10,002
(Increase) decrease in assets:
Accounts receivable - trade	(557,957)	(564,811)
Inventories	(252,819)	(494,646)
Prepaid expenses	(96,742)	(141,878)
Deferred Tax Asset less Valuation Allowance	55,116	94,280
Patent cost additions (net)	(18,932)	(7,235)
Deposits and other assets	166,045	(341,513)
Increase (decrease) in liabilities:
Accounts payable - trade	194,993	447,882
Accrued expenses	(5,054)	(81,984)
Deferred income taxes	153,999	-
Net cash provided by (used in) operating activities	462,222	(261,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(482,624)	(316,301)
Net cash (used in) investing activities	(482,624)	(316,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(240,578)	(804,231)
Net borrowings on bank line of credit	250,000	496,000
Issuances of Common Stock	325	8,900
Issuances of Preferred Stock	-	865,312
Net cash provided by financing activities	9,747	565,981
Net (decrease) in cash	(10,655)	(12,243)

CASH AT BEGINNING OF PERIOD	78,673	84,555
CASH AT END OF PERIOD	$68,018	$72,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$78,313	$104,071
Income Taxes paid	$17,571	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Non cash exercise of stock option	$9,000	$9,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2011 and December 31, 2010 consist of:

	2011	2010
Finished goods	$3,801,600	$3,949,340
Components, packaging and work in process	2,027,348	1,626,789
Total	$5,828,948	$5,576,129

All inventories are pledged as collateral for bank loans.

ACCOUNTS RECEIVABLE – Accounts receivable have been adjusted for all known uncollectible accounts.  An allowance for possible bad debts was established at June 30, 2011 and December 31, 2010  in the amount of $ 64,475 and $47,475 respectively.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties at a current monthly rental of $28,417 plus real estate taxes.  The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007.  The monthly rental is $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes.  On May 31, 2011, Senk Properties extended the monthly rental rate of $28,417 for an additional 12 months.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Go! Cat Go! ®,  Flappy® ,  Eat®, Smarter Toys®, Clipnosis® and Cosmic Pet® labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended June 30, 2011, 35.8% of the Company’s revenue was derived from two major customers.  Revenue generated from each of these customers amounted to $960,000 and $894,943, respectively which represents 18.5% and 17.3% of total revenue.

For the three months ended June 30, 2010, 39.8% of the Company’s revenue was derived from two major customers.  Revenue generated from each of these customers amounted to $1,020,395 and $731,175, respectively which represents 22.8% and 16.3% of total revenue.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2011

(Unaudited)

For the six months ended June 30, 2011, 35.7% of the Company’s revenue was derived from two major customers.  Revenue generated from each of these customers amounted to $1,849,593 and $1,710,660, respectively, which represents 18.5% and 17.2% of total revenue.

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2011, common shares that are or could be potentially dilutive include 1,786,206 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.4316 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.   As of June 30, 2010, common shares that are or could be potentially dilutive include 1,605,516 stock options at exercise prices from $0.20 to $1.55 a share, 4,746,012 warrants to purchase Common Stock at exercise prices from $0.282 to $1.432 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of June 30, 2011, the Company had net operating loss carry forwards (NOL’s) for federal income tax purposes of approximately $162,000.   The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized.  There can be no assurance that the Company will realize the entire benefit of the NOL’s, however, in the first quarter of 2011, the Company recognized tax provisions of $55,116 due to the “more likely than not” utilization of net operating loss carry forwards.   For the second quarter ending June 30, 2011, the Company recognized approximately $171,500 in federal income tax expense and $10,100 in local income tax expense.   In the second quarter of 2011, the company also recognized approximately $154,000 in deferred tax liabilities due from the accelerated deductibility of various Section 179 property.    For the six months ended June 30, 2011, the Company recognized federal income tax expense of approximately $294,900 and local income tax expense of approximately $14,100.

In the second quarter of 2010 and for the six months ended June 30, 2010, the Company recorded a $94,280 tax provision due to the expected utilization of net operating loss carry forwards.   As of June 30, 2010, the Company had net operating loss carry forwards (NOL’s) for federal income tax purposes of approximately $786,000.

The effective tax rate for both the three and six months ended June 30, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2011

(Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2010 and June 30, 2011. The respective carrying value of certain on balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events to June 30, 2011 for potential recognition and disclosure in the consolidated financial statements.  During the period from July 20, 2011 through July 29, 2011 the Company paid down $317,500 of Notes Payable and $57,829 in accrued interest to note holders for notes incurred three years ago to fund litigation expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements”, which provides amendments to fair value disclosures.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective beginning after January 1, 2011.  ASU 2010-06 concerns disclosure only.  Neither the current requirements nor the amendments effective in 2011 have a material impact on the company’s financial position or results of operation.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in the net income or comprehensive income under current accounting guidance.  This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted.  Since ASU 2011-05 affects presentation only, it will have no effect on our consolidated results of operations or financial condition.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs(ASU 2011-04).   ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual periods beginning after December 15, 2011.  We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products for improving the health, safety, comfort and enjoyment of pets.  The products sold have increased from the initial “Big Dog Feeder” to approximately 600 products for dogs, cats and wild birds.  These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals®  www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go!®  cat toys, Clipnosis®(™?)  cat products,   Durapet® premium stainless steel bowls, Pet Zone® dog waste management product, Cosmic Pet®   catnip and cat toy products, and a variety of raised feeders.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 14 through 16, we have funded our operations principally from financing activities for the year ended December 31, 2010 and from net cash provided from operating activities for the six months ended June 30, 2011.

On June 28, 2011, we renegotiated our line of credit facility with our bank whereby we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories.    This represents a $1,750,000 increase in credit availability from the previous $3,250,000 credit facilities which were comprised of a $2,500,000 line of credit and two short term notes of $300,000 and $450,000 each. The facility was converted into a two year revolving line of credit which we have classified as a long term liability on our balance sheet.  On June 30, 2011, we paid off the $750,000 outstanding under the short term notes.  At June 30, 2011 we had a balance due of $2,778,000 under our bank line of credit at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

In the following discussion all references to 2011 are for the three months ended June 30, 2011 and all references to 2010 are for the three months ended June 30, 2010.

Net revenue for 2011 was $5,179,580, an increase of 15.7% in revenue from $4,477,863 in 2010, consisting of net sales of proprietary products for the retail pet business.  This increase of approximately $702,000 was the result of increased sales to new customers of approximately  $311,000, increased sales to our two largest existing customers of approximately $986,000,  net increased sales to all other customers of approximately $50,000, offset by a decrease in sales to one customer of approximately $645,000.  The decrease was due primarily to changes in merchandising assortments.

Total sales to all customers of new products in 2011 that were not sold in 2010 were approximately $1,534,000.  These included promotional products of approximately $960,000, Cosmic Pet Products of approximately $320,000, and approximately $254,000 of all other new products, including new Play-N-Squeak® products, new Flappy® dog toys, new Durapet® bowl product items and Clipnosis®. Our sales to foreign customers increased by approximately $184,000, or 65%, from 2010 mainly due to increased sales to customers in Canada and England.

While net revenue increased by 15.7% in 2011, cost of goods sold increased by 15.6%, from $3,110,654 in 2010 to $3,595,349 in 2011. This increase of approximately $485,000 was the result of the cost of purchased products sold increasing 10.2%, or approximately $268,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2011. Approximately $176,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes and benefits of which approximately $77,000 came from our Cosmic Pet division, acquired as of July 29, 2010.   The remaining approximately $99,000 of increased salaries, wages, payroll taxes and benefits is from staffing and associated benefits for our operations group as we increased personnel in supply chain management and warehouse activities. Lastly, approximately $39,000 of the increase came from an increase in general operations expenses of which approximately $33,000 was attributable to rent expense for the Cosmic Pet facility in Hagerstown, Maryland. Our variable and fixed warehouse and overhead costs increased by 34.5% from the comparable quarter in 2010 due to the above noted increased costs.  Approximately $145,000, or 70%, of this increase are overhead costs from our Cosmic Pet division with the remaining approximately $63,000 of costs coming from our Fairport Harbor facility.

The net revenue increase of 15.7%,   offset by the increase in the cost of goods sold, resulted in our gross profit on sales increasing by 15.9%, or $217,022 from $1,367,209 in 2010 to $1,584,231 in 2011.

Selling, general and administrative expenses in 2011 were $1,044,076, an increase of 9.7%, or $92,035, from $952,041 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $41,000 due to one additional employee in sales, two in marketing, one additional employee in accounting and increases in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $35,000 mainly due to increased commissions and promotional expenses,  (iii) a decrease in professional expenses of approximately $4,000 due mainly to decreased litigation expenses, (iv) an increase in IT costs of approximately $8,000 as we invested in upgrading our IT infrastructure and software support.  These increases were partially offset by a decrease in travel and entertainment costs of approximately $4,000.

Our income from operations improved by $124,987, from  $415,168 in 2010 to $540,155 in 2011, as a result of our gross profit on sales increasing by $217,022, or 15.9%, which was partially offset by a 9.67% increase in selling, general and administrative expenses of $92,035.

Interest expense for 2011 was $46,407, an increase of $18,380, from $28,027 in 2010. This increase was mainly due to an increase in interest expense for our bank lines of credit of approximately $17,800, resulting from a higher average balance of approximately $2,686,000 in 2011 from $928,000 in 2010 (interest rate remained the same at 3.75%).  The increased balance under our line of credit was needed to support additional inventory due to our increased sales.

Other income for 2011 was $9,968, compared to $-0- in 2010.  This increase was primarily from our receipt of $10,000 as settlement from a competitor in connection with a patent infringement lawsuit we had filed against them.  It should be noted they are no longer making the product that infringed on our patent.

Income tax expense in 2011 increased to $181,587 from $94,230 in 2010.  The $87,357 increase was mainly due to (i) an increase in the  estimate for federal income tax expense of approximately $77,000, and (ii) an increase in the estimate of local tax expense of approximately $10,000.  All tax loss carry forwards were utilized in our first quarter 2011 estimates of income tax expense.  Income tax expense net for 2010 was $94,230 due to the federal income tax expense of $94,280 recognized from the adjustment of our deferred tax asset to account for our anticipated utilization of tax loss carry forwards.

Net income for 2011 was $322,129 as compared to net income of $292,911 for 2010, or an increase in profit of $29,218. This increase was a result of the following changes from 2010 to 2011:

Net revenue increase of 15.7%	$701,717
Cost of goods sold increase of 15.6%	(484,695)

Gross profit on sales increase of 15.9%	217,022
Selling, general and administrative expenses increase of 9.7%	(92,035)

Income from operations	124,987
Other income and expense, net increase	9,968
Interest expense increase of 65.6%	(18,380)
Income tax expense increase	(87,357)

Increase in Profitability	$29,218

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

In the following discussion all references to 2011 are for the six months ended June 30, 2011 and all references to 2010 are for the six months ended June 30, 2010.

Net revenue for 2011 was $9,974,764, an increase of 22.8% in revenue from $8,121,796 in 2010, consisting of net sales of proprietary products for the retail pet business.  This increase of approximately $1,853,000 was the result of increased sales to new customers of approximately $544,000, increased sales to our two largest existing customers of approximately $2,011,000, net increased sales to all other customers of approximately $319,000, offset by a decrease in sales to one customer of approximately $1,021,000.  The decrease was due primarily to changes in merchandising assortments.

Total sales to all customers of new products in 2011 that were not sold in 2010 were approximately $3,184,000.  These included promotional products of approximately $1,710,000, Cosmic Pet Products of approximately $866,000, and approximately $608,000 of all other new products, including new Play-N-Squeak® products, new Flappy® dog toys, new Durapet® bowl product items and Clipnosis®. Our sales to foreign customers increased by approximately $384,000, or 80%, from 2010 mainly due to increased sales to customers in Canada and England.

While net revenue increased by 22.8% in 2011, cost of goods sold increased by 25.7%, from $5,602,872 in 2010 to $7,045,460 in 2011. This increase of approximately $1,442,588 was the result of the cost of purchased products sold increasing 20.5%, or approximately $958,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2011. Approximately $378,000 of the increase in cost of goods sold came from increased salaries, wages, payroll taxes and benefits of which approximately $166,000 came from our Cosmic Pet division, acquired as of July 29, 2010.  The remaining approximately $212,000 of increased salaries, wages, payroll taxes and benefits is from staffing and associated benefits for our operations group as we increased personnel in supply chain management and warehouse activities. Lastly, approximately $85,000 of the increase came from an increase in general operations expenses of which approximately $66,000 was attributable to rent expense for the Cosmic Pet facility in Hagerstown, Maryland. Our variable and fixed warehouse and overhead costs increased by 46.9% from the comparable period in 2010 due to the above noted increased costs.  Approximately $328,000, or 61%, of this increase is a result of overhead costs for our Cosmic Pet division with the remaining approximately $206,000 of costs coming from our Fairport Harbor facility.

The net revenue increase of 22.8%,   offset by the increase in the cost of goods sold, resulted in our gross profit on sales increasing by 16.3%, or $410,380 from $2,518,924 in 2010 to $2,929,304 in 2011.

Selling, general and administrative expenses in 2011 were $1,979,047, an increase of 9.2%, or $166,118, from $1,812,929 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $78,000 due to one additional employee in sales, two in marketing, one additional employee in accounting and increases in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $85,000 mainly due to increased commissions and promotional expenses,  (iii) a decrease in professional expenses of approximately $29,000 due mainly to decreased litigation expenses, (iv) an increase in IT costs of approximately $16,000 as we invested in upgrading our IT infrastructure and software support.  These increases were partially offset by a decrease in travel and entertainment costs of approximately $16,000.

Our income from operations improved by $244,262, from  $705,995 in 2010 to $950,257 in 2011, as a result of our gross profit on sales increasing by $410,380, or 16.2%, which was partially offset by a 9.2% increase in selling, general and administrative expenses of $166,118.

Interest expense for 2011 was $92,489, an increase of $34,654, from $57,835 in 2010. This increase was mainly due to additional interest expense for our bank lines of credit of approximately $36,600, resulting from the increase in our average balance to approximately $2,638,000 in 2011 from $760,000 in 2010 (interest rate remained the same at 3.75%).  The increase in our line of credit balances was needed to support additional inventory due to our increased sales.  Interest expense  in 2011 accrued for notes payable to contributors decreased by approximately $2,400 from the comparable period in 2010 as a result of our $600,000 paydown in February 2010.

Other income for 2011 was $9,641, compared to $-0- in 2010.  This increase was primarily from our receipt of $10,000 as settlement from a competitor in connection with a patent infringement lawsuit we had filed against them.

Income tax expense in 2011 increased to $309,025 from $93,003 in 2010.  The $216,022 increase was mainly due to (i) an increase in the  estimate for federal income tax expense of approximately $201,000, and (ii) an increase in the estimate of local tax expense of approximately $14,000.  All tax loss carry forwards were utilized in our first quarter 2011 estimates of income tax expense.  Income tax expense net for 2010 was $93,003 due to the federal income tax expense of $94,280 recognized from the adjustment of our deferred tax asset to account for our anticipated utilization of tax loss carry forwards.

Net income for 2011 was $558,384 as compared to net income of $555,157 for 2010, or an increase in profit of $3,227. This increase was a result of the following changes from 2010 to 2011:

Net revenue increase of 22.8%	$1,852,968
Cost of goods sold increase of 25.7%	(1,442,588)
Gross profit on sales increase of 16.3%	410,380
Selling, general and administrative expenses increase of 9.2%	(166,118)
Income from operations	244,262
Other income, net increase	9,641
Interest expense increase of 59.9%	(34,654)
Income tax expense increase	(216,022)
Increase in profitability	$3,227

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $1,162,502 in available funds at June 30, 2011 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2011, we had $4,381,242 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,778,000
Bank term note ($800,000 original balance)	4.61%	345,227
Bank term note ($500,000 original balance)	4.18%	353,902
Contributor notes payable	Prime plus 2%	767,500
Capitalized Leases	Various	31,721
Installment note payable	7.3%	4,892
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit is $2,778,000 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories.  Total eligible collateral at June 30, 2011 was $3,940,502. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet.  Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability.  On June 30, 2011 we paid off two short term working capital lines of credit totaling $750,000.   Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2013. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000 through the quarter ending September 30, 2011, thereafter increasing to $4,500,000 starting with the quarter ending December 31, 2011; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At June 30, 2011, we were in compliance with our bank covenants and had a debt service coverage ratio of 2.42 and a tangible net worth of $5,654,267.

On November 30, 2010, we obtained a $300,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note’s maturity was extended to August 1, 2011 from its original maturity date of May 1, 2011 and provided for interest payments on the principal balance beginning January 1, 2011. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate was a variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. This loan was paid off on June 30, 2011.

On January 19, 2011, we obtained a $450,000 short term loan from our bank to fund specific working capital requirements for business growth. The Note was scheduled to mature on July 31, 2011 and provided for interest payments on the principal balance beginning March 1, 2011. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate was a variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. This loan was paid off on June 30, 2011.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At June 30, 2011, this loan had a principal balance outstanding of $345,227.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders.  At June 30, 2011, this loan had a principal balance outstanding of $353,902.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor.  In February 2010, $600,000 of the notes were retired through a cash payment of $329,988 and conversion of $270,012 of the notes to preferred stock.  Of the remaining $767,500 in outstanding contributor notes, $265,000 was due June 20, 2011, extended to and paid off on July 20, 2011, $27,500 was due July 30, 2011 and paid off July 30, 2011, $25,000 was due July 24, 2011 and paid off on July 24, 2011.  $100,000 becomes due August 13, 2011 and will be paid by the August 15, 2011 filing date of this report.  An additional $50,000 is due on October 7, 2011 and the remaining $300,000 is due on October 31, 2012.

On July 29, 2010 the Company assumed two capitalized leases for equipment purchased from Cosmic Pets. The capital leases are payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At June 30, 2011, the remaining balances on the capitalized leases totaled $31,721.

The installment notes payable are for warehouse equipment and due in monthly payments of $560 including interest, through March 2012. At June 30, 2011, this note had a principal balance outstanding of $4,892.

The other notes payable are due in the amount of $75,000 on December 1, 2011, to Beachcraft L.P. and $25,000 on November 1, 2011 to Over the Hill Ltd., plus accrued interest. This indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due in December 2011 with interest payable quarterly at prime plus 3%. In consideration for the 2004 refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow sufficient to fund our operations and to increase sales of our products.  For the year ended December 31, 2009, litigation expenses were significantly lower, we recorded a profit of approximately $776,000 and relied on cash from our operating activities to fund our operations.  In 2010, we relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase.   In 2011, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2011. We have no material commitments for capital expenditures beyond the $500,000 permitted by our bank.

Net cash provided by operating activities for the six months ended June 30, 2011 was $462,222. Cash was provided by the net income for the six months of $558,384, as well as the non-cash charges for depreciation of $222,495, amortization of $18,694, stock option expense of $12,000, and warrant expense of $12,000. Cash was used by the net change of $(361,351) in our operating assets and liabilities as follows:

Accounts receivable increase	$(557,957)
Inventories increase	(252,819)
Prepaid expenses increase	(96,742)
Deferred Tax Asset less Valuation Allowance decrease	55,116
Patent costs increase	(18,932)
Deposits and other assets decrease	166,045
Accounts payable increase	194,993
Deferred income tax liability increase	153,999
Accrued expenses decrease	(5,054)
Net change	$361,351

Net cash used in investing activities for the six months ended June 30, 2011 was $482,624, which was used for the acquisition of tooling, computer software and equipment.  Cash provided by financing activities for the six months ended June 30, 2011 was $9,747 and consisted of $250,000 in net bank line of credit borrowing and $325 in issuance of common stock resulting from the exercise of stock options as reduced by $240,578 in principal payments of debt.

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

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition,  income taxes, impairment, intangible assets and research and development costs.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products or, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business.,

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2011.  Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have not been named in any material legal proceedings.  In the normal course of conducting business, we may become involved in  litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings.  We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity or results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on May 20, 2011. There were 14,378,705 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Against	Abstain	Broker Non-Votes
Joseph T. Aveni	10,756,895	0	24,700	3,597,110
Dr. William M. Fraser	10,756,895	0	24,700	3,597,110
James D. Ireland III	10,756,895	0	24,700	3,597,110
John Spirk	10,756,895	0	24,700	3,597,110
Dr. Steven Tsengas	10,756,895	0	24,700	3,597,110

A vote was taken on the proposal to ratify the appointment of Neece, Malec, Seifert & Vitaz, Inc.  as our independent auditors for the year ending December 31, 2011.  Of the 14,378,705 shares present at the meeting in person or by proxy, 13,709,162 were voted in favor of such proposal, 9,775 shares were voted against such proposal, and 0 shares abstained from voting.

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

OURPET’S COMPANY

Dated: August 15, 2011	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)