Form 10-Q
period 2011-09-30
OURPETS CO
filed 2011-11-14
CIK 1094139

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2011	000-31279

OurPet’s Company
(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares of outstanding of each of the Registrant’s classes of common equity, as of the last practicable date: As of November 14, 2011, the Registrant had outstanding 15,743,023 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,795,208 shares of Common Stock and warrants exercisable for 4,961,876 shares of Common Stock.

CONTENTS

Page Number
Part 1 – Financial Information

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets of OurPet’s Company and Subsidiaries as of September 30, 2011 and September 30, 2010	3

Consolidated Statements of Operations of OurPet’s Company and Subsidiaries for the three month and nine month periods ended September 30, 2011 and 2010	5

Consolidated Statement of Stockholders’ Equity of OurPet’s Company and Subsidiaries for the nine month period ended September 30, 2011	6

Consolidated Statements of Cash Flows of OurPet’s Company and Subsidiaries for the nine month periods ended September 30, 2011 and 2010	7

Notes to Consolidated Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview	12

Results of Operations	13

Liquidity and Capital Resources	16

Critical Accounting Policies/Estimates	18

Off-Balance Sheet Arrangements	18

Forward Looking Statements	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 – Controls and Procedures	19

Part II – Other Information

Item 1 – Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults Upon Senior Securities	19

Item 5 – Other Information	19

Item 6 – Exhibits	19

Signatures	20

Certifications

OURPET'S COMPANY AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$76,209	$78,673
Accounts receivable - trade, less allowance for doubtful accounts of $ 85,475 and $ 47,475	2,793,362	2,657,865
Inventories net of reserve	5,741,720	5,576,129
Prepaid expenses	323,767	210,340
Deferred Tax Asset less Valuation Allowance of $ -0- and $ -0-	-	55,116
Total current assets	8,935,058	8,578,123

PROPERTY AND EQUIPMENT
Computers and office equipment	716,672	403,161
Warehouse equipment	499,787	493,277
Leasehold improvements	232,012	228,851
Tooling	4,049,500	3,615,589
Construction in progress	267,756	475,820
Total	5,765,727	5,216,698
Less accumulated depreciation	3,352,014	2,955,825
Net property and equipment	2,413,713	2,260,873

OTHER ASSETS
Patents, less amortization of $ 234,072 and $205,877	285,763	289,441
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	44,413	179,123
Total other assets	858,687	997,075

Total assets	$12,207,458	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Lines of Credit	-	2,528,000
Current maturities of long-term debt	561,634	946,216
Accounts payable - trade	2,367,806	1,926,499
Accrued expenses	315,877	504,504
Total current liabilities	3,345,317	6,005,219

LONG-TERM LIABILITIES
Long-term debt - less current portion above	629,540	797,604
Revolving Line of Credit	2,791,964	-
Deferred income taxes	97,735	-
Total long term liabilities	3,519,239	797,604

Total liabilities	6,864,556	6,802,823

STOCKHOLDERS' EQUITY

COMMON STOCK,

no par value; 50,000,000 shares authorized, 15,737,380 and 15,726,196 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	4,514,592	4,514,267

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding	865,312	865,312

PAID-IN CAPITAL	38,399	2,399

ACCUMULATED DEFICIT	(678,080)	(951,409)
Total stockholders' equity	5,342,902	5,033,248

Total liabilities and stockholders' equity	$12,207,458	$11,836,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net revenue	$4,516,078	$4,278,611	$14,490,499	$12,400,406

Cost of goods sold	3,848,527	3,234,515	10,893,987	8,846,496

Gross profit on sales	667,551	1,044,096	3,596,512	3,553,910

Selling, general and administrative expenses	1,065,309	983,173	3,044,356	2,786,992

Income (loss) from operations	(397,758)	60,923	552,156	766,918

Other income (expense)	12,883	-	22,868	1
Interest expense	43,145	35,603	135,635	93,438

Income (loss) before income taxes	(428,020)	25,320	439,389	673,481

Income tax (benefit) expense	(142,965)	(9,517)	166,060	83,486

Net income (loss)	$(285,055)	$34,837	$273,329	$589,995

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (Loss)	$(0.02)	$-	$0.01	$0.03

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	17,614,608	18,149,685	17,976,030	17,687,819

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 NINE MONTHS ENDED SEPTEMBER 30, 2011

 (Unaudited)
	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2010	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248
Common Stock issued upon exercise of stock options	-	-	-	-	11,184	325	-	-	325
Net income	-	-	-	-	-	-	-	273,329	273,329
Stock-based compensation expense	-	-	-	-	-	-	36,000	-	36,000

Balance at September 30, 2011	66,000	$602,679	123,616	$865,312	15,737,380	$4,514,592	$38,399	$(678,080)	$5,342,902

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$273,329	$589,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	396,189	353,956
Amortization expense	28,195	25,803
Stock option expense	18,000	18,000
Warrant expense	18,000	15,003
(Increase) decrease in assets:
Accounts receivable - trade	(135,497)	(620,776)
Inventories	(165,591)	(2,063,941)
Prepaid expenses	(113,427)	(163,408)
Deferred Tax Asset	55,116	75,705
Patent costs	(24,517)	(34,476)
Deposits and other assets	134,710	(142,300)
Increase (decrease) in liabilities:
Accounts payable - trade	441,307	1,513,430
Accrued expenses	(188,627)	(6,985)
Deferred Income taxes	97,735	-
Net cash provided by (used in ) operating activities	834,922	(439,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(549,029)	(407,124)
Acquisition of business	-	(600,000)
Net cash (used in) investing activities	(549,029)	(1,007,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	(777,646)	(416,540)
Proceeds from new debt-Ohio 166 Loan	225,000	-
Net borrowing on bank line of credit	263,964	953,000
Issuances of Common Stock	325	10,401
Issuances of Preferred Stock	-	865,312
Net cash (used in) provided by financing activities	(288,357)	1,412,173
Net decrease in cash	(2,464)	(34,945)

CASH AT BEGINNING OF PERIOD	78,673	84,555
CASH AT END OF PERIOD	$76,209	$49,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$185,253	$128,727
Income taxes paid	$27,328	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$9,145	$9,250

Common Stock issued in payment for acquisition of business	$-	$190,768

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER  30, 2011

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market.   All inventories are pledged as collateral for bank loans. Inventories at September 30, 2011 and December 31, 2010 consist of:

	2011	2010
Finished goods	$3,698,121	$3,949,340
Components, packaging and work in process	2,493,599	1,626,789
Inventory reserve	(450,000)	-0-

Total	$5,741,720	$5,576,129

The Company recorded a inventory reserve adjustment of $450,000 as of September 30, 2011.  During September and October 2011, management reviewed its business model and decided to refocus sales and marketing resources to most marketable and profitable products.

Three major categories of obsolete inventory were identified:

1.	$122,000, or 27%, relates to the overhaul of the Cosmic Pet product line which was implemented at the end of July 2011;

2.	$97,000, or 22%, relates to a prior generation of SmartScoop® product management determined during its review to no longer market due to technical obsolescence; and

3.	$231,000, or 51%, relates to decisions made by the sales/marketing department in the third quarter 2011 to cease marketing the products related to this inventory.

The company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels or other causes.  Until the Company completes its physical inventory count (as of December 31, 2011) and its valuation, it cannot guarantee there will be no further inventory adjustments to reserves for the year end December 31, 2011.  Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of certain products or component inventory the Company may be required to record additional inventory reserves, which would negatively affect  its results of operations in the period when the inventory reserve adjustments are recorded.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

ACCOUNTS RECEIVABLE – Accounts receivable have been adjusted for all known uncollectible accounts.  An allowance for possible bad debts was established at September 30, 2011 and December 31, 2010 in the amount of $ 85,475 and $47,475 respectively.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities from a related entity, Senk Properties, at a current monthly rental of $28,417 plus real estate taxes.  The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007.  The monthly rental was $26,667 for the first two years, $28,417 for the next two years, $30,167 for the next three years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes.  On May 31, 2011, Senk Properties extended the monthly rental rate of $28,417 for an additional 12 months, through May 31, 2012.

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

For the three months ended September 30, 2011, 28.4% of the Company’s revenue was derived from two major customers.  Revenue generated from each of these customers amounted to $829,393 and $453,645, respectively which represents 18.4% and 10.0% of total revenue.

For the three months ended September 30, 2010, 42.1% of the Company’s  revenue was derived from three major customers.  Revenue generated from each of these customers amounted to $719,199, $627,345 and $451,490, respectively which represents 16.8%, 14.7%  and 10.6% of total revenue.

For the nine months ended September 30, 2011, 30.3% of the Company’s revenue was derived from two major customers.  Revenue generated from each of these customers amounted to $2,678,986 and $1,710,660, respectively, which represents 18.5% and 11.8%  of total revenue.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2011, common shares that are or could be potentially dilutive include 1,900,208 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.4316 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

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

As of September 30, 2011, the Company had net operating loss carry forwards (NOL’s) for federal income tax purposes of approximately $575,000.   The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized.  There can be no assurance that the Company will realize the entire benefit of the NOL’s, however, in the first quarter of 2011, the Company recognized tax provisions of $55,116 due to the “more likely than not” utilization of net operating loss carry forwards.

For the third quarter ending September 30, 2011, the Company recognized a reduction of approximately $135,000 in federal income tax expense, an increase in Maryland state income tax expense of approximately $9,800 (approximately $5,500 related to 2010 and approximately $4,300 estimated for 2011) and a reduction of approximately $17,700 in local income tax expense.  These adjustments were recorded to true up the various tax accrual accounts to reflect our best estimate of what is owed to each of the tax authorities as of September 30, 2011.  In the third quarter of 2011, the Company also recognized a reduction in deferred tax liabilities of approximately $56,300 due to adjustments in the accelerated deductibility of various Section 179 property.    For the nine months ended September 30, 2011, the Company recognized total federal income tax expense of approximately $160,000, Maryland state income tax expense of approximately $9,800  and a local income tax benefit of approximately $3,600  to correct for an overpayment for the 2010 tax year.

As of September 30, 2010, the Company had NOL’s for federal income tax purposes of approximately $611,000.  In the third quarter of 2010 the Company recorded an $18,575 offset to income tax expense due to the updated recalculation of net deferred tax assets anticipated at December 31, 2010.

The effective tax rate for both the three and nine months ended September 30, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2010 and September 30, 2011. The respective carrying value of certain on-balance sheet financial instruments approximates their fair values and are classified within level 1 of the fair value hierarchy.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the consolidated financial statements.  On October 7, 2011 the Company paid down $50,000 of Notes Payable and $8,578 in accrued interest to a note holder for a note incurred three years ago to fund litigation expenses.    On October 31, 2011, the due date for a Note due Over the Hill Ltd. on November 1, 2011 was extended out to November 1, 2012.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to the guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in the guidance must be performed. The guidance is effective for the Company’s interim and annual periods beginning January 2, 2012, but is eligible for early adoption. We do not expect there will be a significant impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OurPet’s develops, designs, produces and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products for improving the health, safety, comfort and enjoyment of pets.  The products sold have increased from the initial “Big Dog Feeder” to approximately 600 products for dogs, cats and wild birds.  These products form our portfolio of brands, including Play-N-Squeak® www.playnsqueak.com, SmartScoop® www.smartscoop.com, ecoPure Naturals®  www.ecopurenaturals.com, Flappy® Dog Toys www.flappydogtoys.com, Go! Cat Go!®  cat toys, Clipnosis®(™?)  cat products,   Durapet® premium stainless steel bowls, Pet Zone® dog waste management products, Cosmic Pet®   catnip and cat toy products, and a variety of raised feeders.

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2009/2010 APPA National Pet Owners Survey approximately 71.4 million U.S. households currently own a pet with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.0 million birds.

As discussed below and in Liquidity and Capital Resources on Pages 15 through 17, we have funded our operations principally from financing activities for the year ended December 31, 2010 and from net cash provided from operating activities for the nine months ended September 30, 2011.

During the third quarter of 2011, the Company paid off  $417,500 of notes incurred three years ago along with approximately $76,000 of accrued interest at a rate of Prime plus 2% compounded quarterly.  As noted in the Subsequent Event section of this report, in October 2011, the Company paid down an additional $50,000 of principal plus approximately $8,600  accrued interest for similar indebtedness.  Total litigation indebtedness paid down during 2011 is $467,500 plus accrued interest of approximately $84,600.  Of this indebtedness incurred directly to fund litigation expenses, there remains $300,000 plus accrued interest to be paid by October 31, 2012.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio.  Funds were used toward the purchase of new tooling for our raised feeder product line.  The Note matures on October 1, 2016 and provides for interest and principal payments on the principal balance beginning November 1, 2011.  The interest rate is fixed at 3%.  An additional service fee equal to ¼% of 1% of the principal balance of the Loan is paid in monthly installments along with the interest and principal payments.

Under our line of credit facility with our bank we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2011 we had a balance due of approximately $2,792,000 under the line of credit with the bank at an interest rate of prime plus .50%.   Maximum borrowing available at September 30, 2011 was approximately $3,559,800 based on eligible collateral.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

In the following discussion all references to 2011 are for the three months ended September 30, 2011 and all references to 2010 are for the three months ended September 30, 2010.

Net revenue for 2011 was $4,516,077, an increase of 5.6% in revenue from $4,278,611 in 2010, consisting of net sales of proprietary products for the retail pet business.  This increase of approximately $237,000 was due to increased sales to three of our largest customers of approximately $183,000, sales to new customers of approximately  $331,000, decreased sales to three existing customers of approximately $561,000,  and net increased sales to all other customers of approximately $284,000.

Total sales to all customers of new products in 2011 that were not sold in 2010 were approximately $821,000.  Most of these new product sales were from products in our cat toy and cat accessory lines including Scratchers, Hide Perch and Go® and Play-N-Squeak® products as well as our new Bone Elevated Feeders, Ring Tails and Tog Tagz dog toys.   Our sales to foreign customers increased by approximately $221,000, or 67%, from 2010 mainly due to increased sales to customers in Canada and England.

While net revenue increased by 5.6% in 2011, cost of goods sold increased by 19.0%, from $3,234,515 in 2010 to $3,848,527 in 2011.  This increase of approximately $614,000 was comprised primarily of  the Company’s $450,000 inventory reserve adjustment and which by itself represented a 13.9% increase in cost of goods sold over 2010. The remaining approximately $164,000 or 5.1% of the increase in cost of goods sold came from (i) $62,000 of increased salaries, wages, payroll taxes and benefits due increased staffing in supply chain management and research and development, (ii) $47,000 of increased depreciation resulting from purchase of tooling and the ERP system, (iii) $18,000 of increased rent expense of which $11,000 was from renting our Cosmic Pet Hagerstown, Maryland facility and $7,000 from a local outside warehouse, (iv)  $11,000 from freight-in  increases, (v) $10,000 of customer compliance charge-backs, (vi) $9,000 of increased ocean cargo insurance premiums, and (vii) the balance of approximately $7,000 coming from increases in other operating expenses.

 Our variable and fixed warehouse and overhead costs increased by approximately $119,000 or 15% from the comparable quarter in 2010 due to the above noted increased costs of which approximately $51,000, or 43%, of this increase are indirect labor costs directly related to supply chain management, $38,000, or 32%, from increased depreciation, $13, 000, or 11%, from increased indirect labor costs for research and development and the balance coming from various other warehouse and overhead costs.  Of the $119,000 variable overhead increase, approximately $26,000 came from our Cosmic Pet Hagerstown, Maryland facility with the balance of $93,000 attributable to our Fairport Harbor, Ohio facility.

The net revenue increase of 5.6%, offset by the increase in the cost of goods sold, resulted in our gross profit on sales decreasing by 36.1%, or $376,545, from $1,044,096 in 2010 to $667,551 in 2011.  Gross profit margin in 2011 was 14.8% vs. 24.4% in 2010.  The inventory reserve adjustment of $450,000 accounted for all of the gross profit margin differential between 2011 and 2010.

Selling, general and administrative expenses in 2011 were $1,065,309, an increase of 8.4%, or $82,136, from $983,173 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $25,000 due to additional employees in sales, marketing and  accounting, (ii) an increase in sales and marketing expenses of approximately $76,000 mainly due to increased commissions and marketing expenses for our SmartScoop® product,  (iii) an increase in bad debt expense of approximately $19,000, (iv) a $6,000 increase in depreciation expense allocated to the S, G & A group, and (v) an increase in professional expenses of approximately $8,000 due to increased accounting/auditing and investor relations costs and increases of approximately $12,000 in all other selling, general and administrative expenses.  These increases were partially offset by a decrease in legal expenses of approximately $64,000 due mainly to decreased litigation expenses.

Our income from operations decreased by $458,681, from  $60,923 in 2010 to a loss of $397,758 in 2011, as a result of our gross profit on sales decreasing by $376,545, or 36.1%,  and the 8.4% increase in selling, general and administrative expenses of $82,136.  $450,000 of the decrease in income from operations was due to the $450,000 inventory reserve adjustment recorded in the 2011 third quarter.

Other income for 2011 was $12,883, compared to $-0- in 2010.  This increase was primarily from our receipt of $13,333 in a settlement from a competitor in connection with a patent infringement lawsuit we had filed against them.  They are no longer making the product that infringed on our patent.

Interest expense for 2011 was $43,145, an increase of $7,542, or 21.2%, from $35,603 in 2010. This increase was mainly due to an increase in interest expense for our bank lines of credit of approximately $9,500, resulting from a higher average balance of approximately $2,473,000 in 2011 from $1,447,000 in 2010 (interest rate remained the same at 3.75%).  The increased balance under our line of credit was needed to support additional inventory due to our increased sales.  Offsetting the line of credit interest expense increase was an approximately $2,200 decrease in interest expense due term loan reductions.

Income tax benefit in 2011 increased to $142,965 from $9,517 in 2010.  The $133,448 increase was mainly due to (i) a decrease  in the  estimate for federal income tax expense of approximately $125,000, (ii) a decrease in the estimate of local tax expense of approximately $18,000, and (iii) increases in Maryland state income tax expense of approximately $10,000 of which approximately $5,000 related to 2010.  All tax loss carry forwards were utilized in our annualized 2011 estimates of income tax expense.  The net income tax benefit for 2010 of $9,517 was due to (i) increasing  Deferred Tax Assets by $18,575 to adjust for estimated utilization of tax loss carry forwards, and (ii) a $9,058 payment of 2009 taxes owed due to AMT requirements.

Net loss for 2011 was $285,055 as compared to net income of $34,837 for 2010, or a decrease in profit of $319,892. This decrease was a result of the following changes from 2010 to 2011:

Net revenue increase of 5.6%	$237,467
Cost of goods sold increase of 5.1%	(164,012)
Inventory reserve adjustment	(450,000)

Gross profit on sales decrease of 36.1%	(376,545)
Selling, general and administrative expenses increase of 8.4%	(82,136)

Loss from operations	(458,681)
Other income and expense, net increase	12,883
Interest expense increase of 21.2%	(7,542)
Income tax benefit increase	133,448

Decrease in Profitability	$(319,892)

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

In the following discussion all references to 2011 are for the nine months ended September 30, 2011 and all references to 2010 are for the nine months ended September 30, 2010.

Net revenue for 2011 was $14,490,499, an increase of 16.9% in revenue from $12,400,406 in 2010, consisting of net sales of proprietary products for the retail pet business.  This increase of approximately $2,090,000 was the result of increased sales to new customers of approximately $589,000, increased sales to our two largest existing customers of approximately $2,033,000, net increased sales to all other customers of approximately $487,000, offset by a decrease in sales to one customer of approximately $1,019,000.  The decrease was due primarily to changes in merchandising strategy.

Total sales to all customers of new products in 2011 that were not sold in 2010 were approximately $2,852,000.  These included promotional products of approximately $1,710,000  and approximately $1,142,000 of all other new products, including new Hide Perch and Go® , Go Cat Go!!!®, Play-N-Squeak® products, new Cosmic Pet scratchers and cat toys, new Bone Elevated feeders, Ring Tail and Dog Tagz dog toys and Clipnosis®. Our sales to foreign customers increased by approximately $605,000, or 75%, from 2010 mainly due to increased sales to customers in Canada, England and Australia.

While net revenue increased by 16.9% in 2011, cost of goods sold increased by 23.1%, from $8,846,496 in 2010 to $10,893,987 in 2011. $450,000, or 5.1%, of this increase came from the inventory reserve adjustment taken in the third quarter of 2011.  The remaining  18.0% increase of approximately $1,597,000 was the result of (i) the cost of purchased products sold increasing 13.2%, or approximately $970,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2011, (ii) approximately $439,000 from increased salaries, wages, payroll taxes and benefits of which approximately $197,000 came from our Cosmic Pet Hagerstown, Maryland production facility and the remaining approximately $242,000 came from staffing and associated benefits for our operations group as we increased personnel in supply chain management and warehouse activities, and (iii) approximately $110,000 from an increase in general operations expenses of which approximately $77,000 is attributable to rent expense for the Cosmic Pet facility, (iv)approximately $34,000 from increased customer charge-backs, (v.) approximately $20,000 in increased ocean cargo insurance, (vi.) approximately $24,000 in increased warehouse supplies  . Our variable and fixed warehouse and overhead costs increased by $654,000, or 33.8%, from the comparable period in 2010 due to the above noted increased costs.  Approximately $353,000, or 54%, of this increase is a result of overhead costs for our Cosmic Pet production facility with the remaining approximately $301,000 of costs being attributable to our Fairport Harbor, Ohio facility.

The net revenue increase of 16.9%,  offset by the increase in the cost of goods sold (which includes the $450,000 inventory reserve adjustment), resulted in our gross profit on sales increasing by 1.2%, or $42,602, from $3,553,910 in 2010 to $3,596,512 in 2011.

Selling, general and administrative expenses in 2011 were $3,044,356, an increase of 9.2%, or $257,364, from $2,786,992 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $103,000 due to additional employees in sales, marketing and accounting, (ii) an increase in sales and marketing expenses of approximately $161,000 mainly due to increased commissions and promotional expenses, (iii) an increase in bad debt expense of approximately $33,000, (iv) an increase in professional expenses of approximately $19,000 of which approximately $9,000 was accounting fees, (v.) an increase in IT expenses of approximately $17,000 most of which were attributable to software support for the new ERP system ,and (vi) an increase in depreciation charged to S, G & A of approximately $11,000.  These increases were offset by decreases in legal expenses of approximately $111,000 and travel and entertainment expenses of $15,000.  The remaining $17,000 variance is comprised of numerous other selling, general and administrative line items.

Our income from operations decreased by $214,762, from $766,918 in 2010 to $552,156 in 2011, as a result of our gross profit on sales increasing by $42,602, or 1.2%, which was partially offset by a 9.2% increase in selling, general and administrative expenses of $257,364.  $450,000 of the decrease came from the inventory reserve adjustment taken in the third quarter of 2011.

Other income for 2011 was $22,868, compared to $1 in 2010.  This increase was primarily from our receipt of approximately $23,000 in settlements from two competitors in connection with patent infringement lawsuits we had filed against them.

Interest expense for 2011 was $135,635, an increase of $42,197,or 45.2%, from $93,438 in 2010. This increase was mainly due to additional interest expense for our bank line of credit of approximately $46,100, resulting from the increase in our average balance to approximately $2,473,000 in 2011 from $989,000 in 2010 (interest rate remained the same at 3.75%).  The increase in our line of credit balances was needed to support additional inventory due to our increased sales.  Net interest expense in 2011 for term loans decreased by approximately $2,400 from principal reductions.  Interest expense from notes payable to contributors decreased by approximately $1,800 from the comparable period in 2010 which resulted from our pay downs of $600,000 in February 2010 and $417,500 in the third quarter of 2011.

Income tax expense in 2011 increased to $166,060 from $83,486 in 2010.  The $82,574 increase was due to (i) an increase in the  estimate for federal income tax expense of approximately $75,200, (ii) an increase in the estimate of Maryland state income tax expense of approximately $11,000, and (iii) a decrease in the estimate for local income tax of approximately $3,600.  All tax loss carry forwards were utilized in our first quarter 2011.  The Company recognized deferred tax liabilities of approximately $97,700 as of September 30, 2011.  The 2010 net income tax expense of $83,486  was comprised of an estimate of federal income tax expense of approximately $85,000 and an estimate of state income tax benefit of approximately $1,300.

Net income for 2011 was $273,329 as compared to net income of $589,995 for 2010, or a decrease in profit of $316,666. This decrease was a result of the following changes from 2010 to 2011:

Net revenue increase of 16.9%		$2,090,093
Cost of goods sold increase of 18.0%		(1,597,491)
Inventory reserve adjustment		(450,000)
Gross profit on sales increase of 1.2%		42,602
Selling, general and administrative expenses increase of 9.2%		(257,364)
Loss from operations		(214,762)
Other income, net increase		22,867
Interest expense increase of 45.2%		(42,197)
Income tax expense increase		(82,574)
Decrease in profitability	$	(316,666)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $767,870 in available funds at September 30, 2011 based upon the $3,559,834 balance of eligible collateral consisting of accounts receivable and inventories at that date.

As of September 30, 2011, we had $4,083,138 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,791,964
Bank term note ($800,000 original balance)	4.61%	277,504
Bank term note ($500,000 original balance)	4.18%	313,092
Ohio 166 Loan	3.00%	225,000
Contributor notes payable	Prime plus 2%	350,000
Capitalized Leases	Various	22,288
Installment note payable	7.3%	3,290
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $2,791,964 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories.  Total eligible collateral at September 30, 2011 was $3,559,834. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet.  Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability.  On June 30, 2011 we paid off two short term working capital lines of credit totaling $750,000.  Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2013. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000 through the quarter ending September 30, 2011, thereafter increasing to $4,500,000 starting with the quarter ending December 31, 2011; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At September 30, 2011, we were in compliance with our bank covenants and had a debt service coverage ratio of 1.22 and a tangible net worth of $4,967,628.

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

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At September 30, 2011, this loan had a principal balance outstanding of $277,504.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders.  At September 30, 2011, this loan had a principal balance outstanding of $313,092.

On September 30, 2011 we obtained a new $225,000 term loan from the State of Ohio’s 166 Program which is to partially subsidize our purchase of tooling/molds for our bone feeder line of products.  The term loan has a fixed interest rate of 3.0%, an annual servicing fee of .25%, and is payable monthly over a five year period in equal installments of $4,043 with the first payment due November 1, 2011.  This loan is secured by the above referenced tooling.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor.  In February 2010, $600,000 of the notes were retired through a cash payment of $329,988 and conversion of $270,012 of the notes to preferred stock.  Of the remaining $767,500 in outstanding contributor notes, $265,000 was due June 20, 2011, extended to and paid off on July 20, 2011, $27,500 was due and paid off on July 30, 2011, $25,000 was due and paid off on July 24, 2011, and $100,000 was due and paid off on August 13, 2011.  An additional $50,000 was due and paid off on October 7, 2011.  (See subsequent events section of this 10Q report).  The remaining $300,000 is due on October 31, 2012.

On July 29, 2010 the Company assumed two capitalized leases for equipment purchased from Cosmic Pets. The capital leases are payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At September 30, 2011, the remaining balances on the capitalized leases totaled $22,288.

The installment notes payable are for warehouse equipment and due in monthly payments of $560 including interest, through March 2012. At September 30, 2011, this note had a principal balance outstanding of $3,290.

The other notes payable are due in the amount of $75,000 on December 1, 2011, to Beachcraft L.P. and $25,000 on November 1, 2012 to Over the Hill Ltd., plus accrued interest. This indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow sufficient to fund our operations and to increase sales of our products.  In 2010, we relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase.   In 2011, we anticipate exceeding the required debt service coverage ratio and the tangible net worth required by our bank to maintain our line of credit and therefore we should be able to fund our operating cash requirements for 2011.  We will continue to evaluate our business model and marketing strategies which could affect our inventory reserve and therefore our debt service coverage ratio and tangible net worth  compliance.  We have no material commitments for capital expenditures beyond the $500,000 permitted by our bank.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $834,922. Cash was provided by the net income for the nine months of $273,329, as well as the non-cash charges for depreciation of $396,189, amortization of $28,195, stock option expense of $18,000, and warrant expense of $18,000. Cash was also provided by the net change of $101,209 in our operating assets and liabilities as follows:

Accounts receivable increase	$(135,497)
Inventories increase	(165,591)
Prepaid expenses increase	(113,427)
Deferred tax asset decrease	55,116
Patent costs increase	(24,517)
Deposits and other assets decrease	134,710
Accounts payable increase	441,307
Accrued expenses decrease	(188,627)
Deferred income tax liability increase	97,735
Net change	$101,209

Net cash used in investing activities for the nine months ended September 30, 2011 was $549,029, which was used for the acquisition of tooling, computer software and equipment.  Cash used in financing activities for the nine months ended September 30, 2011 was $288,357 and consisted of $263,964 in net bank line of credit borrowing, $225,000 in additional term debt borrowings from the state of Ohio 166 program and $325 in issuance of common stock resulting from the exercise of stock options.  Cash from financing activities was reduced by $777,646 in principal payments of term debt consisting of $417,500 of contributor’s notes with the balance being the reduction of bank term loans, capital leases and installment notes.

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

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition,  income taxes, impairment, intangible assets and research and development costs.  We reviewed our policies and determined that in addition to those policies stated in the December 31, 2010 10-K, inventory and inventory reserves are our most critical accounting policies for the three and nine months ended September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements, which speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products or, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, (10) our ability to focus sales and marketing activities to the most marketable and profitable products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2011.  Further, there was no change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OURPET’S COMPANY

Dated: November 14, 2011	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	/s/ Scott R. Mendes
Scott R. Mendes Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)