Form 10-K
period 2011-12-31
OURPETS CO
filed 2012-03-30
CIK 1094139

As filed with the Securities and Exchange Commission on March 30, 2011

United States

Securities and Exchange Commission

Washington, DC 20549

 Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐  Yes     ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2011 were $19,667,134. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $2,827,857 as of March 15, 2012. As of March 15, 2012, the registrant had outstanding 15,809,023 shares of Common Stock.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of shareholders of OurPets’ Company are incorporated by reference into Part III of this Form 10-K www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2011

Forward-Looking Statements

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

We develop and market products for improving the health, safety, comfort and enjoyment of pets. The products sold have increased from the initial “Big Dog Feeder” to approximately 600 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery and quality.

According to the most recent 2009/2010 APPMA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc®, approximately 71.4 million U.S. households reported owning a pet in 2008, with an estimated pet population of 77.5 million dogs, 93.6 million cats and 15.9 million birds.

We sell our products in the following market segments:

Mass retailers—eg. Wal-Mart

Pet superstores—eg. PetsMart

Regional Pet Chains—eg. Pet Supplies Plus

Pet catalogues—eg. Drs. Foster & Smith

Internet—Amazon.com

Clubs—eg. Costco

Military Exchange chains—eg. AAFES

Grocery chains—eg., Kroger

Pet food manufacturers—eg., Ralston Purina

Pet distributors—eg. Bradley Caldwell

International customers—eg., Pet’s at Home

The companies listed above are intended to serve as examples solely for illustrative purposes. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product nor to continue making any purchases in the future. We currently have approximately 400 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10% or more of our sales. While we had approximately 460 customers for the year ended December 31, 2011, 18.6% of our revenue was derived from Walmart. Revenue generated from Walmart amounted to $3,660,513.

We currently market products such as dog, cat and bird feeders, dog and cat toys, cat and dog waste management products, catnip products, and natural and nutritional pet supplements and topical products. We conduct our marketing and sales activities through 13 employees and 20 independent sales agents. Domestic independent sales agents are paid commissions, which range from 2% to 10% of net sales to customers.

Our marketing strategies include, among others, trade shows, customer visitation, social media, telemarketing, direct mail, trade journal advertising, product sampling programs and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, Mexico and the Far East.

Most of our products are proprietary and we have been granted or assigned 72 United States and international patents for dog and cat feeders and have 54 United States and international patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 68 additional trademark registrations and applied for 9 trademark registrations, which are still pending.

As of March 15, 2012, we had 51 employees consisting of 4 officers, 12 employees in sales and marketing, 2 employees in R&D/engineering, 2 employees in quality assurance, 4 employees in finance and administration, 1 employee in IT, 8 employees in operations and 11 employees in warehousing and shipping and 7 employees at our Hagerstown facility. Most of our manufacturing is subcontracted out to outside vendors. However, we do perform some light manufacturing at our Hagerstown, Maryland facility for the production of catnip products. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $237,094 for the year ended December 31, 2011 and $183,252 for the year ended December 31, 2010.

Item 1A. Risk Factors.

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.

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

Financing may not be available when required by us.

We may need financing for working capital, new product launches, warehouse equipment, research and development of new products, strategic acquisitions, and molds and tooling to produce new products. If the financial resources are not available when needed for any reason, such as but not limited to, i) not available on affordable terms and ii) not available due to our inability to meet financial covenants, then our ability to fund operations will be hampered.

The loss of key personnel could adversely affect our operations.

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; John M. Silvestri, President and Chief Operating Officer, Konstantine S. Tsengas, Vice President of Operations and Secretary; and Scott R. Mendes, Chief Financial Officer. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We do not have employee contracts with our key personnel and may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 72 U.S. and international patents issued or assigned and 54 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

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

We currently have 15,809,023 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of March 15, 2012, we had outstanding 189,816 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,896,160 shares of Common Stock at conversion rates of $1.00 per share for 66,000 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of March 15, 2012, we had outstanding 4,982,678 warrants to purchase an aggregate of 4,982,678 shares of Common Stock at exercise prices ranging from $0.280 to $1.420 per share and options to purchase an aggregate of 1,848,541 shares of Common Stock at exercise prices ranging from $0.20 to $1.55 per share. We have reserved an aggregate of 2,532,167 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

We may experience impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill and other intangible assets for impairment at least annually, and between annual tests if events or circumstances warrant such a test. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant area of business. For any of the goodwill or intangible assets, if we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations. The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed. If our projected long term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of operations. See notes to the consolidated financial statements included in this annual Report on Form 10-K.

Item 2. Properties.

We lease a 64,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio from a related entity, Senk Properties, at a current monthly rental of $28,417 plus real estate taxes. SENK Properties is a general partnership comprised of Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, Chairman, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s. We have entered into a ten year lease with SENK Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next three years, $30,167 for the next two years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

We also lease a 20,000 square foot production, warehouse and office facility in Hagerstown, Maryland from Leon Seidman, the former owner of Cosmic Pet Products, Inc., at a current monthly rental of $10,018 plus real estate taxes. The lease term is two years from August 1, 2010 through July 31, 2012.

On December 30, 2011 we entered into a second lease with SENK Properties for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the 1st day of each month starting on January 1, 2012. This facility is intended to replace the Hagerstown facility after that lease expires in July 2012. During the first six months of 2012 we will be transitioning all Hagerstown operations to the Mentor facility. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. We have the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

We believe these facilities will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any longer-range future growth can be accommodated by expanding these facilities or leasing nearby space. In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

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

On February 4, 2011, OurPet’s settled the remaining patent infringement accusations in the second lawsuit related to the SmartScoop® Self Scooping Litter Box. That lawsuit was dismissed on February 16, 2011.

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cites a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable, ”degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we have been required to cease selling such product in the State of California. We may also be subject to financial penalties as a result of this violation; however, we are not able to quantify what the penalties may be at this time. We have promptly responded and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

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

Quarter Ended	High	Low
March 31, 2010	0.85	0.45
June 30, 2010	0.92	0.74
September 30, 2010	0.92	0.75
December 31, 2010	1.06	0.83
March 31, 2011	1.00	0.76
June 30, 2011	0.85	0.70
September 30, 2011	0.80	0.60
December 31, 2011	0.69	0.32

As of March 15, 2012, we had approximately 142 holders of record of our Common Stock.

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

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2011 and 2010 the Company paid $51,919 in cash dividends to holders of this Series 2009 Preferred Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements.”

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

On July 29, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosmic Pet Products, Inc. (“Cosmic Pet”) pursuant to which the company purchased certain assets and assumed certain liabilities. The results of Cosmic Pet’s operations have been included in the consolidated financial statements since that date. Cosmic Pet designed, manufactured and distributed pet supply products for cats. Its products included catnip toys, containers of catnip, cat scratchers, cat treats and cat toys. Cosmic Pet marketed its products to pet specialty stores, distributors, mass retailers, grocery chains and independent retailers. The complementary strength of each company has allowed significant product and distribution synergies to be realized with each company’s product sales being expanded to the other’s market segments and customers. OurPet’s has gained entry into such new product categories as catnip toys, catnip products and cat treats utilizing the Cosmic Pet brand name.

As discussed below and in Liquidity and Capital Resources on Pages 12-14, we funded our operations during 2011 principally from net cash provided by operating activities and from financing and borrowing activities during 2010.

During 2011, we had a net increase of $557,964 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2011 and December 31, 2010 we had balances of $3,085,964 and $2,528,000, respectively, under the line of credit with our bank at an interest rate of prime plus .5%. Prior to October 2, 2009, the interest rate was prime plus .75%

On October 2, 2009, we obtained a new $800,000 term loan from our bank. The $800,000 term loan was the second of two credit facilities extended to us by our bank on September 17, 2009, the other being a renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down the line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan has a fixed interest rate of 4.61% and is payable monthly over a 3 year period in equal installments of $23,859 including interest. Effective October 2, 2009, the line of credit’s interest rate was reduced to prime plus .5% from prime plus .75%. Both loans are secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2011, this term loan had an outstanding principal balance of $208,895 versus $478,540 at December 31, 2010.

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

The shares sold were not registered under the Act, in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s President and Chief Executive Officer and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.86/share for the right to purchase OurPet’s Common Stock. Subsequent to their issuance the warrants have been adjusted to 63,027 warrants exercisable at $.85/share in accordance with the warrant antidilution provisions.

On October 18, 2010, we obtained a $500,000 increase in our line of credit from $2,000,000 to $2,500,000. The increase was used to meet working capital requirements. This increase was secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s President and Chief Executive Officer and his wife have provided an unlimited guarantee of the Loan and for that guarantee were granted 62,500 warrants at $.98/share for the right to purchase OurPet’s Common Stock. Subsequent to their issuance the warrants have been adjusted to 63,027 warrants exercisable at $.97/share in accordance with the warrant anti-dilution provisions.

On November 30, 2010, we obtained a $300,000 short term loan from our bank to fund specific working capital requirements for business growth. This loan provided for interest payments on the principal balance beginning January 1, 2011 with a maturity date of May 1, 2011. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate was the same variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. The principal amount outstanding at December 31, 2010 was $90,000. This loan was subsequently paid off on June 30, 2011 as part of our renegotiated revolving line of credit. (see June 28, 2011 entry below).

On January 19, 2011, we obtained a $450,000 short term loan from our bank to fund specific working capital requirements related to business growth. The Note matured on July 31, 2011 and provided for interest payments on the principal balance beginning March 1, 2011. This loan was also secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate was a variable rate based on our Bank’s prime rate plus .50% with the initial prime rate set at 3.25%. This loan was subsequently paid off on June 30, 2011 as part of our renegotiated revolving line of credit. (see June 28, 2011 entry below).

On January 24, 2011 we obtained permission from our bank to use both the $300,000 and $450,000 notes for general working capital requirements bringing the total line of credit facility up to $3,250,000. Both of these loans were subsequently paid off on June 30, 2011.

On June 28, 2011, we renegotiated our line of credit facility with our bank whereby we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. This represented a $1,750,000 increase in credit availability from the previous $3,250,000 credit facilities which consisted of a $2,500,000 line of credit and the two short term notes of $300,000 and $450,000 each. The facility was converted into a two year revolving line of credit which we have classified as a long term liability on our balance sheet. On June 30, 2011, we paid off the $750,000 outstanding under the short term notes. At December 31, 2011 we had a balance due of $3,085,964 under our bank line of credit at an interest rate of prime plus .50%. On December 31, 2010, we had a balance due on the combined lines of credit of $2,528,000.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio. Funds were used toward the purchase of new tooling for our raised feeder product line. The Note matures on October 1, 2016 and provides for monthly installments of interest and principal of $4,043 beginning November 1, 2011. The interest rate is fixed at 3%. An additional service fee equal to ¼% of 1% of the principal balance of the Loan is included in the monthly installments.

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $600,000. We used these funds for expenses related to litigation on certain of our SmartScoop™ products (the “SmartScoop™ Litigation”) and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at a grant price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants have been adjusted to 305,059 warrants exercisable at $0.811 per share in accordance with the warrant anti-dilution provisions.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. We used the funds for additional expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at a grant price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at a grant price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants have been adjusted to 453,772 warrants exercisable at $0.492 per share in accordance with the warrant anti-dilution provisions.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $125,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at grant prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants have been adjusted to 12,710 and 50,893 warrants exercisable at $0.492 and $0.394 per share respectively, in accordance with the warrant anti-dilution provisions.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $350,000. We also used these funds for expenses related to the SmartScoop™Litigation. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share have been adjusted to 25,447 warrants exercisable at $0.394 per share and the 300,000 warrants exercisable at $0.37 per share have been adjusted to 303,831 warrants exercisable at $0.365 per share in accordance with the warrant anti-dilution provisions.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In the following discussion all references to 2011 are for the year ended December 31, 2011 and all references to 2010 are for the year ended December 31, 2010. All references to Consolidated include OurPet’s and Cosmic Pets. All references to OurPet’s refer to OurPet’s excluding Cosmic Pet. All references to Cosmic Pet include Cosmic Pet only.

Consolidated net revenue for 2011 was $19,667,134, an increase of approximately 15.1% in revenue from $17,091,741 in 2010, consisting of sales of proprietary products for the retail pet business. Of this $2,575,393 increase approximately $1,291,000 came from increased sales to promotional customers, $1,205,000 increased sales to mass customers, $404,000 in increased sales to E-Commerce customers and $320,000 increased sales to pet distributors. These increases were offset by decreases in sales to club stores of approximately $460,000, a decrease in sales to major pet chain store sales of approximately $626,000 and approximately $441,000 in increased sales to all other customer types. Approximately 48% of the sales increase came from Cosmic Pet products which increased by approximately $1,224,000 over 2010 Cosmic Pet product sales.

Total sales to all customers for new products in 2011 that were not sold in 2010 including the new Play ‘N Squeak® products, new Durapet Bowl products, new Go Cat Go products, new Cosmic Pet products, new Flappy products, private label sales, new ecoPure products were approximately $3,304,000 of which $1,710,000 were promotional products.

Consolidated sales to foreign customers were $2,204,612, an increase of approximately $575,000, or 35.3%, from foreign sales of $1,629,791 in 2010. This increase was mainly due to increased sales to customers in Canada, England, Brazil and Australia which were offset by decreases in sales to customers in Sweden, Finland, the Netherlands and Argentina.

While net revenue increased by 15.1% in 2011, cost of goods sold increased by $2,734,979 or 22.3%, from $12,292,259 in 2010 to $15,027,238 in 2011. Approximately $588,000 of this increase came from inventory reserve adjustments with $450,000 of write downs in the third quarter of 2011 and $138,000 of write downs in the fourth quarter of 2011. Approximately $488,000 of the total inventory write downs were for a change in business model with another $100,000 reserved for slow moving and excess inventory. Approximately $122,000 of the inventory write downs were attributed to the Cosmic Pet product line being overhauled with new packaging and 150 new SKU’s. Approximately $97,000 of the write downs related to a prior generation of SmartScoop® product that management determined to no longer market due to technical obsolescence. Approximately $269,000 related to decisions made by the sales/marketing department in the third and fourth quarters of 2011 to cease marketing the products related to this inventory.

The remaining cost of goods sold increase of approximately $2,147,000 was the result of (i) the cost of purchased products sold increasing 15.0%, or approximately $1,502,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2011,as well as approximately $53,000 in year end book to physical inventory adjustments; (ii) approximately $412,000 in increased salaries, wages, payroll taxes, bonus/profit sharing and benefits due to additional staffing and associated benefits costs (approximately $138,000 for the Cosmic Pet Hagerstown, Maryland production facility, and approximately $274,000 from OurPet’s staffing and associated benefits for our operations group due to additional personnel added in supply chain management and warehouse);(iii) approximately $118,000 in increase in general operations expenses of which approximately $77,000 is attributable to rent expense for the Cosmic Pet facility; (iv) approximately $65,000 came from increased depreciation expense most of which is attributable to our new ERP software system; and (v) approximately $39,000 increased customer chargebacks;

Our variable and fixed warehouse and overhead costs increased by approximately $627,000, or 21.5%, from the comparable twelve months in 2010 due to the above noted increased costs. Approximately $271,000, or 43%, of this increase is a result of overhead costs for our Cosmic Pet production facility with the remaining approximately $356,000 of costs being attributable to our Fairport Harbor, Ohio facility.

Gross profit margin declined to 23.6% in 2011 from 28.1% in 2010. Approximately 3% of the 4.5% margin decrease was due to the inventory write downs. Another 1.0% can be attributed to increases in OurPet’s operations indirect labor due to increased staffing in supply chain activities. The remaining ..5% is the result of increased warehouse labor costs at the Cosmic Pet facility over the prior year.

Selling, general and administrative (“S, G & A”) expenses in 2011 were $4,269,699, an increase of 11.8%, or $451,844, from $3,817,855 in 2010. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $133,000 due to additional employees in sales, marketing and accounting, (ii) an increase in sales and marketing expenses of approximately $334,000 mainly due to increased commissions, social media and promotional expenses, (iii) an increase in bad debt expense of approximately $25,000, (iv) an increase in professional expenses of approximately $20,000 mainly related to increased audit fees, costs for Sarbanes Oxley compliance and intangible asset valuation, (v.) an increase in IT, expenses of approximately $25,000 most of which were attributable to software support for the new ERP system and EDI initiatives and (vi) an increase in depreciation charged to S, G & A of approximately $18,000. These increases were offset by decreases in legal expenses of approximately $140,000. The remaining approximately $36,000 variance is comprised of numerous other selling, general and administrative line items.

In 2010 the Company recognized a onetime $240,623 gain on the purchase of certain intangible assets from Cosmic Pet. This gain was comprised of the net excess in asset value OurPet’s received from the Cosmic Pet asset purchase over the consideration OurPet’s paid and assumed in obligations. The Company had an independent third party perform a valuation of such assets which concluded their value to be $461,000 with most of the value attributed to the Cosmic Pet brand name. The asset purchase and gain are discussed further in the Notes to Consolidated Financial statements.

Our income from operations decreased by $852,053, from $1,222,250 in 2010 to $370,197 in 2011, as a result of our gross profit on sales decreasing by $159,586, or 3.3%, an 11.8% increase in selling, general and administrative expenses of $451,844 and the 2010 onetime $240,623 gain on purchase of Cosmic Pet assets. Additionally, approximately $588,000 of the decrease came from the inventory reserve adjustments taken in the third and fourth quarters of 2011.

Other income for 2011 was $22,840, compared to $1 in 2010. This increase was primarily from our receipt of approximately $23,000 in settlements from two competitors in connection with patent infringement lawsuits we had filed against them.

Interest expense for 2011 was $177,029, an increase of $40,867,or 30.0%, from $136,162 in 2010. This increase was mainly due to additional interest expense for our bank line of credit of approximately $54,100, resulting from the increase in our average balance to approximately $2,654,000 in 2011 from $1,9247000 in 2010 (interest rate remained the same at 3.75%). The increase in our line of credit balances was needed for working capital. Net interest expense in 2011 for term loans decreased by approximately $6,100 due to principal reductions. Interest expense from notes payable to contributors decreased by approximately $7,400 from the comparable period in 2010 as a result of our pay downs of $600,000 in February 2010 and $417,500 in the third quarter of 2011.

Income tax expense in 2011 decreased to $95,334 from $99,555 in 2010. The $4,221 decrease was due to (i) a decrease in the estimate for federal income tax expense of approximately $3,100, (ii) an increase in the estimate of Maryland state income tax expense of approximately $11,000, and (iii) a decrease in the estimate for local income tax of approximately $12,100.

The Company’s deferred tax assets increased by approximately $100,200 to $155,279 at December 31, 2011 from $55,116 at December 31, 2010. This was the result of the Company electing to recognize income tax deductions for Section 179 property instead of utilizing its tax loss carry forwards which are approximately $575,000 at December 31, 2011. The Section 179 property deductions resulted in the Company recognizing deferred tax liabilities of approximately $199,600 as of December 31, 2011.

Net income for 2011 was $120,674 as compared to net income in 2010 of $986,534, which is a decrease in profitability of $865,860. This decrease was as a result of the following changes from 2010 to 2011:

Net revenue increase of 15.1%	$2,575,393
Cost of goods sold increase of 22.3%	(2,734,979)
Gross profit decrease of 3.3%	(159,586)
Selling, general and administrative expenses increase of 11.8%	(451,844)
Gain on Asset Purchase in 2010	(240,623)
Interest expense increase of 30.0%	(40,867)
Other Income increase	22,839
Income tax expense decrease	4,221
Decrease in Profitability	$(865,860)

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had approximately $343,000 in available funds at December 31, 2011 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2011, we had $4,201,649 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$ 3,085,964
Bank term note ($800,000 original balance)	4.61%	208,895
Bank term note ($500,000 original balance)	4.18%	271,802
Ohio 166 note ( $225,000 original balance)	3.25%	218,048
Contributor notes payable	Prime plus 2%	300,000
Capitalized Leases	Various	15,280

Installment note payable	7.3%	1,660
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $3,085,964 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at December 31, 2011 was $3,429,337. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability. On June 30, 2011 we paid off two short term working capital lines of credit totaling $750,000. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2013. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000 through the quarter ending September 30, 2011, thereafter increasing to $4,500,000 starting with the quarter ending December 31, 2011; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). At December 31, 2011, we were in compliance with the bank’s tangible net worth covenant as we reported a tangible net worth of $4,731,192. However, at December 31, 2011, we were not in compliance with the bank’s debt service coverage ratio as our ratio calculated at .55 versus the required 1.15. Factors contributing to the low debt service coverage ratio were the $588,000 inventory write down, the addition of approximately $345,000 in unfunded capital expenditures to the covenant calculation, lower than anticipated net income and repayment of $473,500 of subordinated indebtedness. We were also in violation of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $539,000. We received a waiver from our bank for both covenant violations.

Our bank has also amended the debt service coverage ratio covenant for reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012 pursuant to an Amendment to Loan Agreement dated March 26, 2012 between OurPet’s and the Bank (the ‘Loan Amendment”). A copy of the “Loan Amendment” is attached hereto as Exhibit 10.66. Based on Company projections for 2012, the Company believes it will maintain compliance with the amended Bank loan covenants.

On October 18, 2010, the Company and its bank, First Merit N.A., entered into an agreement to increase the Company’s line of credit facility to $2,500,000 from $2,000,000. At December 31, 2010, that bank line of credit had indebtedness of $2,438,000. On November 30, 2010, we obtained a $300,000 short term loan from our bank that provided for interest payments on the principal balance beginning January 1, 2011. The purpose of the loan was to fund specific working capital requirements for business growth. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. The interest rate was the same variable rate based on our bank’s prime rate plus .50% with the initial prime rate set at 3.25%. This note was paid off on June 30, 2011. The principal amount outstanding at December 31, 2010 was $90,000.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2011, this loan had a principal balance outstanding of $208,895 and at December 31, 2010, the principal balance outstanding was $478,540.

On July 16, 2010, we obtained a new $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At December 31, 2011, this loan had a principal balance outstanding of $271,802 and at December 31, 2010, the principal balance outstanding was $434,334.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. Funds were used to purchase new tooling for our raised feeder product line. The Loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments begin on November 1, 2011 with a maturity date of October 1, 2016. On December 31, 2011, this loan had a principal balance outstanding of $218,048.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, $600,000 of the notes were retired through a cash payment of $329,988 and conversion of $270,012 of the notes to Preferred Stock. Of the remaining $767,500 in outstanding contributor notes, $317,500 was paid off in July, 2011, $100,000 was paid off in August  2011 and $50,000 was paid off in October , 2011. There remains $300,000 due on October 31, 2012.

On July 29, 2010 the Company assumed two capital leases for equipment purchased from Cosmic Pet. The capital leases are payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At December 31, 2011, the remaining balances on these capital leases totaled $ 15,280. At December 31, 2010, the remaining balances on the capital leases totaled $55,433.

The installment notes payable are for warehouse equipment and due in monthly payments of $560 including interest, through March 2012. At December 31, 2011, this note had a principal balance outstanding of $1,660, as opposed to a principal balance outstanding of $8,013 at December 31, 2010.

The other notes payable are due in the amount of $75,000 on December 1, 2012, to Beachcraft L.P. and $25,000 on November 1, 2012 to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due on December, 2012 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2010, despite operating income of approximately $982,000 (excluding the $240,623 gain from intangible asset valuation) we relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase. In 2011, although inventories increased by another approximately $535,000, we relied primarily on funds from operating activities to fund operations.

In 2012 we should be able to fund our operating cash requirements primarily through inventory reductions and net income. Based on our bank’s amended loan covenants we do expect to meet the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit by the end of 2012. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2011 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Short and Long Term Debt	$4,201,649	$837,923	$3,277,281	$86,445	$-0-
Capital Lease Obligations	16,940	16,940	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	3,798,129	597,966	1,114,187	1,165,699	920,277
Total Contractual Cash Obligations	$8,016,718	$1,452,829	$4,391,468	$1,252,144	$920,277

Net cash provided by operating activities for the year ended December 31, 2011 was $1,046,923. Cash was provided by the net operating income for year of $120,674, as well as the non-cash charges for depreciation of $534,864, amortization of $37,780, stock option expense of $24,000 and warrant expense of $24,000. Cash was also increased by $305,605 due to the following changes in our operating assets and liabilities:

Accounts receivable decrease	$287,843
Inventories increase	(535,189)
Prepaid expenses increase	(20,185)
Patent cost increase	(27,964)
Deferred Tax Benefit increase	(100,163)
Accounts payable increase	570,392
Accrued expenses decrease	(219,601)
Deferred Tax liability increase	199,577
Net change	$305,605

The decrease in accounts receivable from December 31, 2010 to December 31, 2011 was caused principally by the increase in cash collections from October 2011 to December 2011 of approximately $867,000 over the same period a year ago versus the sales increase from October 2011 to December 2011 of approximately $486,000 over the same period a year ago. Our inventory increase from December 31, 2010 to December 31, 2011 was the result of increased sales overall, increased stock for customers’ initial stocking orders to be shipped in January 2012, increased stock for new product introductions and lower sales than forecasted for certain products, all which were partially offset by our inventory write down of approximately $588,000. The decrease in other assets of approximately $151,000 from December 31, 2010 to December 31, 2011 was due to reclassification of inventory deposits to accounts payable. Our increase in accounts payable of approximately $570,000 from December 31, 2010 to December 31, 2011 was primarily due to the increase in inventories. Our accrued expenses decreased from December 31, 2010 to December 31, 2011 by approximately $220,000 primarily as a result of decreased bonus/profit sharing expenses and accrued interest expenses.

Net cash used in investing activities for the year ended December 31, 2011 was $538,853 was used primarily for the acquisition of tooling/molds, equipment and ERP software.

Net cash used in financing activities for the year was $221,765. Approximately $953,000 was used for principal payments of debt of which $467,500 was paid to subordinated note holders with the balance of approximately $485,500 used to pay down term loan principal and capital leases. Borrowings on the bank line of credit provided $557,964. On September 30, 2011 the Company received $225,000 in term loan proceeds from the State of Ohio 166 program to finance the purchase of tooling/molds for our bone feeder line. Stock options exercised provided $325. The Company also paid approximately $52,000 in cash dividends to holders of its Series 2009 Preferred Stock.

Net cash used in operating activities for the year ended December 31, 2010 was $824,985. Cash was provided by the net operating income for the year of $986,534, as well as the non-cash charges for depreciation of $451,671, amortization of $35,014, stock option expense of $24,000, warrant expense of $25,004 less the gain from Comic Pet asset purchase of $240,623. Cash was reduced by $2,106,585 due to an increase in accounts receivable of $776,686, increased inventory of $2,155,225, increases in prepaid expenses of $117,210, increases in patent costs of $44,736, increases in domain names and other assets of $50,685, all of which were offset by decreases in Deferred tax benefits of $50,685, accounts payable increases of $880,398 and accrued expenses increases of $87,305.

Net cash used in investing activities for the year ended December 31, 2010 was $1,136,569 of which $600,000 was used for the asset purchase of Cosmic Pet and $536,569 was used for the acquisition of property and equipment.

Net cash provided by financing activities for the year was $1,955,672. The Company’s $865,000 issuance of its Series 2009 Preferred Stock provided $595,000 in cash and converted approximately $270,000 of debt. Net borrowings on the bank lines of credit provided $1,679,000 comprised of $1,589,000 against the line of credit and $90,000 against the new $300,000 note obtained in November 2010. Stock options exercised provided $10,401. Approximately $777,000 was used for principal payments of debt which were offset by the new $500,000 loan obtained in July 2010 used to finance the Cosmic Pet asset purchase. The Company also paid approximately $52,000 in cash dividends to holders of its Series 2009 Preferred Stock.

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

Inventories and inventory reserves. - Inventories are stated at the lower of cost or net realizable value. We estimate net realizable value based on intended use, current market value and inventory aging analyses. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Intangible Assets. The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

Income Taxes. Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2011 and 2010, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Page No.
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets	25-26
Consolidated Statements of Operations	27
Consolidated Statements of Stockholders’ Equity	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

OurPet’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held on May 25, 2012.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2012 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Stockholders” of our Proxy Statement for the 2012 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Board of Directors—Director Independence” of our Proxy Statement for the 2012 Annual Meeting.

Item  14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement for the 2012 Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiary are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 22-47).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)
18

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)
10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant(17)

10.49	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010(18)

10.50	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A. (19)

10.51	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (19)

10.52	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010(20)

10.53	Form of Warrant(20)

10.54	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (21)

10.55	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A. (21)

10.56	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A. (22)

10.57	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A. (22)

10.58	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPets (23)

10.59	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s and FirstMerit Bank, N.A. (23)

10.60	Loan Agreement dated May 19, 2011, executed by Ourpet’s and the Director of Development of the State of Ohio (24)

10.61	Cognovity Promissory Note dated May 19, 2011, executed by Ourpet’s in favor of the Director of Development of the State of Ohio (24)

10.62	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio (24)

10.63	Form of Warrant issued to Steven and Evangelia Tsengas (24)
19

10.64	Lease dated December 30, 2011, executed by OurPet’s and SENK Properties LLC (25)

10.65	Separation Severance Agreement dated February 13, 2012, between OurPet’s and John M. Silvestri (26)

10.66	Amendment to Loan Agreement dated March 26, 2012 between Ourpets and FirstMerit Bank.

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	In Accordance with the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2012
Steven Tsengas

/S/ SCOTT R. MENDES	Chief Financial Officer (principal accounting officer)	March 30, 2012
Scott R. Mendes

/S/ JOSEPH T. AVENI	Director	March 30, 2012
Joseph T. Aveni

/S/ WILLIAM M. FRASER	Director	March 30, 2012
William M. Fraser

/S/ JAMES D. IRELAND III	Director	March 30, 2012
James D. Ireland III

/S/ JOHN SPIRK	Director	March 30, 2012
John Spirk

21

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2011

and

DECEMBER 31, 2010

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	25 – 26

Consolidated Statements of Operations for the years ended December 31, 2011 and
December 31, 2010	27

Consolidated Statements of Stockholders’ Equity for the years ended December 31,
2011 and December 31, 2010	28

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and
December 31, 2010	29

Notes to Consolidated Financial Statements	30 - 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Neece, Malec, Seifert & Vitaz, Inc.

Certified Public Accountants

Mentor, Ohio

March 30, 2012

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$364,978	$78,673
Accounts receivable - trade, less allowance for
doubtful accounts of $39,866 and $ 47,475	2,370,022	2,657,865
Inventories net of reserve	6,111,318	5,576,129
Prepaid expenses	230,525	210,340
Deferred Tax Asset less Valuation Allowance	155,279	55,116
of $ -0- and $-0-
Total current assets	9,232,122	8,578,123

PROPERTY AND EQUIPMENT
Computers and office equipment	719,328	403,161
Warehouse equipment	500,587	493,277
Leasehold improvements	234,890	228,851
Tooling	3,869,499	3,615,589
Construction in progress	231,975	475,820
Total	5,556,279	5,216,698
Less accumulated depreciation	3,291,415	2,955,825
Net property and equipment	2,264,864	2,260,873

OTHER ASSETS
Patents, less amortization of $243,657 and $205,877	279,623	289,441
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	28,228	179,123
Total other assets	836,362	997,075

Total assets	$12,333,348	$11,836,071

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2011	2010

LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Lines of Credit	-	2,528,000
Current maturities of long-term debt	737,923	946,216
Accounts payable - trade	2,496,891	1,926,499
Accrued expenses	284,903	504,504
Total current liabilities	3,619,717	6,005,219

LONG-TERM LIABILITIES
Long-term debt - less current portion above	277,762	797,604
Revolving Line of Credit	3,085,964	-
Deferred Income Taxes	199,577	-
Total long term liabilities	3,563,303	797,604

Total liabilities	7,183,020	6,802,823

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,809,023 and 15,726,196
shares issued and outstanding at December 31, 2011 and December 31, 2010	4,554,192	4,514,267
respectively

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized,
66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of
10 common shares for each preferred share; 175,000 shares authorized,
123,616 shares issued and outstanding at December 31, 2011	865,312	865,312

PAID-IN CAPITAL	-	2,399

ACCUMULATED DEFICIT	(871,855)	(951,409)
Total stockholders' equity	5,150,328	5,033,248

Total liabilities and stockholders' equity	$12,333,348	$11,836,071

The accompanying notes are an integral part of the consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended Dec. 31,		For the Year Ended Dec. 31,
	2011	2010	2011	2010

Net revenue	$5,176,292	$4,690,500	$19,667,134	$17,091,741

Cost of goods sold	4,133,251	3,445,762	15,027,238	12,292,259

Gross profit on sales	1,043,041	1,244,738	4,639,896	4,799,482

Selling, general and administrative expenses	1,225,000	1,030,032	4,269,699	3,817,855

Gain on Asset Purchase	-	240,623	-	240,623

Income (loss) from operations	(181,959)	455,329	370,197	1,222,250

Other (income) and expense	29	(3)	(22,840)	(1)
Interest expense	41,394	42,725	177,029	136,162

Income before income taxes	(223,382)	412,607	216,008	1,086,089

Income tax benefit (expense)	70,726	(16,068)	(95,334)	(99,555)

Net income	$(152,656)	$396,539	$120,674	$986,534

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$(0.01)	$0.02	$0.00	$0.05

Weighted average number of common and
equivalent shares outstanding used to	15,785,616	19,865,247	17,438,265	19,102,046
calculate basic and diluted earnings per share

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2010	66,000	$602,679	-	$-	15,378,984	$4,235,093	$75,944	$(1,937,943)	$2,975,773
Common Stock issued upon exercise of	-	-			61,053	19,651	(9,250)	-	10,401
stock options
Common Stock issued for asset purchase	-	-	-	-	220,159	198,143	-	-	198,143
Common Stock issued in payment of
Preferred Stock dividend	-	-	-	-	66,000	61,380	(61,380)	-	-
Preferred Stock issued	-	-	123,616	$865,312	-	-	-	-	865,312
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	(51,919)	-	(51,919)
Net income	-	-	-	-	-	-	-	986,534	986,534
Stock-Based compensation expense	-	-	-	-	-	-	49,004	-	49,004

Balance at December 31, 2010	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248

Common Stock issued upon exercise of	-	-	-	-	16,827	325	-	-	325
stock options
Common Stock issued in payment of	-	-	-	-	66,000	39,600	(39,600)	-	-
Preferred Stock dividend
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	(10,799)	(41,120)	(51,919)
Net income	-	-	-	-	-	-	-	120,674	120,674
Stock-Based compensation expense	-	-	-	-	-	-	48,000	-	48,000

Balance at December 31, 2011	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,674	$986,534
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	534,864	451,671
Amortization expense	37,780	35,014
Stock option expense	24,000	24,000
Warrant expense	24,000	25,004
Gain on asset purchase	-	(240,623)
(Increase) decrease in assets:
Accounts receivable - trade	287,843	(776,686)
Inventories	(535,189)	(2,155,225)
Prepaid expenses	(20,185)	(117,210)
Deferred Tax Asset less Valuation Allowance	(100,163)	70,254
Patent cost additions (net)	(27,964)	(44,736)
Domain names and other assets	150,895	(50,685)
Increase (decrease) in liabilities:
Accounts payable - trade	570,392	880,398
Accrued expenses	(219,601)	87,305
Deferred tax liabilities	199,577	-
Net cash provided by (used in) operating activities	1,046,923	(824,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(538,853)	(536,569)
Acquisition of business	-	(600,000)
Net cash used in investing activities	(538,853)	(1,136,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(953,135)	(776,810)
Gross borrowing on bank line of credit	557,964	1,679,000
Issuances of long-term debt	225,000	500,000
Issuances of Common Stock	325	10,401
Issuances of Preferred Stock	-	595,000
Dividends paid on Preferred Stock	(51,919)	(51,919)
Net cash used in (provided by) financing activities	(221,765)	1,955,672
Net increase (decrease) in cash	286,305	(5,882)

CASH AT BEGINNING OF PERIOD	78,673	84,555
CASH AT END OF PERIOD	$364,978	$78,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$228,693	$159,745
Income taxes paid	$27,328	19,505

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$12,445	$19,483
Common Stock issued in payment of Preferred Stock Dividend	$39,600	$61,380
Common Stock issued in payment for acquisition of business	$-	$198,143

 The accompanying notes are an integral part of the consolidated financial statements

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – OurPet’s Company (the “Company”) management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In February 1996 Napro formed a wholly-owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s label. Napro then changed its name to OurPet’s Company effective March 19, 1998.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Policy of Cash Equivalents – For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2011 and 2010 in the amount of $39,866 and $47,475, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

Inventory - Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2011 and December 31, 2010 consist of:

	2011	2010
Finished goods	$4,462,724	$3,949,340
Components, packaging and work in process	1,799,091	1,626,789
Inventory reserve	(150,497)	0
Total	$6,111,318	$5,576,129

All inventories are pledged as collateral for bank loans.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year 2011, the Company recorded inventory reserve charges of approximately $588,000. Approximately $488,000 of these charges were reserved as a result of a change in our business model. During September and October 2011, management reviewed its business model and decided to refocus sales and marketing resources to the Company’s most marketable and profitable products. The remaining $100,000 was established as a reserve for slow moving and excess inventory. Changes to the inventory reserve during 2011 are shown below:

	2011	2010
Beginning balance	$0	$0
Increases to Reserve	588,226	0
Write offs against reserve	(437,729)	0
Ending balance	$150,497	$0

For the quarter ending September 30, 2011, three major charges against inventory were identified due to management’s change in its business model.

1.	$122,000, or 27%, relates to the overhaul of the Cosmic Pet product line which was implemented at the end of July 2011;
2.	$97,000, or 22%, relates to a prior generation of SmartScoop® product that management determined during its review to no longer market due to technical obsolescence; and
3.	$231,000, or 51%, relates to decisions made by the sales/marketing department in the third quarter 2011 to cease marketing the products related to this inventory.

During our fourth quarter 2011 inventory analysis, approximately $38,000 of additional inventory was identified and has been reserved. Also during that review, approximately $100,000 of inventory was identified as slow moving and excess inventory, defined as exceeding two years of historical usage and has accordingly been reserved.

The Company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality. Carrying cost will be reduced to net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels or other causes. Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of certain products or component inventory the Company may be required to record additional inventory reserves, which would negatively affect its results of operations in the period when the inventory reserve adjustments are recorded.

Impairments - Assets are evaluated for impairment when events change or change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line and units sold for certain tooling methods over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	20 to 39 years
Tooling	3 to 10 years
Warehouse equipment	5 to 7 years

All property and equipment is pledged as collateral for bank loans. Total amounts under capital lease were $130,000 for the year ended December 31, 2011 and $130,000 for the year ended December 31, 2010. Total depreciation for the years ended December 31, 2011 and December 31, 2010 was $534,864 and $451,671, respectively.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that goodwill and other intangible assets that are subject to amortization are required to be tested for impairment at least annually.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $27,964 in the year ended December 31, 2011 and $44,736 in the year ended December 31, 2010 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002 and 2006 the Company purchased domain names for its website for $11,000 which is not subject to amortization.

Revenue Recognition and Major Customers – With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®Go! Cat! Go®!, Eat® , Smarter Toys®, Clipnosis® and Cosmic Pet® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2011, 18.6% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,660,513.

For the year ended December 31, 2010, 31.0% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $2,713,663 and $2,574,402, which represents 15.9% and 15.1% of total revenue, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs – Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amount charged for the years ended December 31, 2011 and December 31, 2010 was $237,094 and $183,252, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 2011 and December 31, 2010 was $28,249 and $64,310, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2011 and 2010 as a result of stock options was $24,000 and $24,000, respectively.

Net Income Per Common Share – Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2011, common shares that are or could be potentially dilutive include 1,695,208 stock options at exercise prices from $0.200 to $1.550 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.280 to $1.420 a share, 660,000 shares underlying Preferred Stock at a conversion rate of $1.000 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70/share.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2011 and 2010, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2008 and forward. The Company’s major taxing jurisdiction is the United States. Within the United States, only Ohio and Maryland could give rise to significant tax liabilities.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsequent Events - The Company has performed an evaluation of subsequent events.

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cites a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable, ”degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we have been required to cease selling all such product from the State of California. We may also be subject to financial penalties as a result of this violation; however, we are not able to quantify what the penalties may be at this time. We have promptly responded and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan whereby the maximum number of Shares reserved and available for issuance under the Plan was increased by 750,000 to 1,750,000 from 1,000,000 shares. The Company will submit the Option Plan to the shareholders of the company for approval at the 2012 Annual Meeting of Shareholders.

Recently Issued Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income," which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for periods beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-05 will have a material effect on its operating results or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), "Testing Goodwill for Impairment." ASU 2011-08 updates guidance on the periodic testing of goodwill for impairment. This updated guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its operating results or financial position.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The Company does not believe that the adoption of ASU 2011-11 will have a material effect on its operating results or financial position.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2011	2010
Revolving note payable - Bank, under line of credit facility of up to $5,000,000 at December 31, 2011 with interest at prime plus .50% (3.75% at December 31, 2011) and up to $2,500,000 at December 31, 2010 with interest at prime plus .50% (3.75% at December 31, 2010). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders	$3,085,964	$2,438,000

Note payable – Bank, additional $300,000 line of credit facility due and paid on May 1, 2011 with interest at Prime plus .50% (3.75% at December 31, 2010). The note was secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders	0	90,000

Note payable – Bank, loan of $800,000, due in 36 monthly principal and interest installments of $23,859 at an interest rate of 4.61% beginning September 17, 2009. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors	208,895	478,540

Note payable – Bank, loan of $500,000, due in 36 monthly principal and interest installments of $14,817 at an interest rate of 4.18% beginning July 16, 2010. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors	271,802	434,334

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling	218,048	0

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (Continued)

	December 31,
	2011	2010
Note payable – former director and shareholder, due on December 1, 2012. Interest at prime plus 3% (6.25% at December 31, 2011 and 6.25% at December 31, 2010) payable quarterly. This note is subordinated to the bank loans	75,000	75,000

Note payable – shareholder and investor, due on November 30, 2012. Interest is payable quarterly at 10%. This note is subordinated to the bank loans	25,000	25,000

Notes payable – directors, shareholders, and investors due beginning in 2010 through 2012. Interest calculated quarterly at prime plus 2% (5.25% at December 31, 2011 and December 31, 2010). These notes are subordinated to the bank loans	300,000	767,500

Installment notes payable – due in monthly payments decreasing from $3,554 to $560 including interest through march 27, 2012. Interest rates range from 7% to 7.5%	1,660	8,013

Capitalized Lease – due in monthly payments of $1,527 including taxes and interest of 8.18% through October 5, 2012. Lease is secured by equipment	15,280	33,615

Capitalized Lease – due in monthly payments of $2,424 including interest of 5.29% through September 5, 2011. Lease was secured by equipment	0	21,818

	4,201,649	4,371,820
Less current portion of long-term debt	837,923	3,574,216
	$3,363,726	$797,604

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2012	$837,923
2013	3,232,092
2014	45,188
2015	46,563
2016	39,883
$4,201,649

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $500,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 to 1.00 and an adjusted tangible net worth of at least $4,500,000.

At December 31, 2011, the Company was not in compliance with the bank’s debt service coverage ratio as our ratio calculated at .55 versus the required 1.15. Factors contributing to the low debt service coverage ratio were the $588,000 inventory write down, the addition of approximately $345,000 in unfunded capital expenditures to the covenant calculation, lower than anticipated net income and repayment of $473,500 of subordinated indebtedness. We were also in violation of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $539,000. We received a waiver from our bank for both covenant violations. Our bank has also amended the debt service coverage ratio covenant for reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012 pursuant to an Amendment to Loan Agreement dated March 26, 2012 between OurPet’s and the Bank (the ‘Loan Amendment”). A copy of the “Loan Amendment” is attached hereto as Exhibit 10.66.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on November 30, 2012 with interest payable quarterly. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due December 31, 2012) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes for $600,000 due and paid/retired in 2010, $467,500 due and paid/retired in 2011, and $300,000 due in 2012 all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at option prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 846,653 warrants exercisable at $0.365 to $0.811 per share in accordance with the warrant anti-dilution provisions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS	As of December 31, 2011		As of December 31, 2010
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$523,282	$243,657	$495,318	$205,877

Unamortized intangible assets:
Domain names	$11,000	$0	$11,000	$0
Cosmic Pet assets	$461,000	$0	$61,000	$0
Goodwill-PetZone	$67,511	$0	$67,511	$0

Amortization expense for year
ended 12/31	$37,780		$35,014

Estimated amortization expense:
For year ending 12/31/12	$38,373
For year ending 12/31/13	$38,373
For year ending 12/31/14	$38,373
For year ending 12/31/15	$38,373
For year ending 12/31/16	$38,373

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, SENK Properties at a current monthly rental of $28,417 plus real estate taxes. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next three years, $30,167 for the next two years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with SENK Properties for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the 1st day of each month starting on January 1, 2012. This facility is intended to replace the Hagerstown facility which houses Cosmic Pet operations after that lease expires in July 2012. During the six months of 2012 we will be transitioning all Hagerstown operations to the Mentor facility. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Total lease expense for the year ended December 31, 2011 and the year ended December 31, 2010 was $550,203 and $447,799, respectively. Related party lease expense for the same periods was $380,069 in 2011 and $374,206 in 2010.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Through December 31, 2011, the Company has been invoiced $781,061 by NSDA of which $415,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $315,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2011, the fee accrued to date was $21,361.

CONCENTRATION OF CREDIT RISK

Bank balances as of December 31, 2011, consist of $465,134 in depository institutions. FDIC insurance is limited to $250,000 at each institution and covered $250,070 of the cash balance at depository institutions. The uninsured balance as of December 31, 2011 was $215,064.

At December 31, 2011, 31% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $294,641, $184,040, $145,878, and $138,234, which represents 12.0%, 7.5%, 5.9%, and 5.6% of total accounts receivable, respectively.

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

WARRANTS

At December 31, 2011, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date
2004 Directors for fees	58,116	0.280	October 1, 2012
2005 Directors for guarantees	154,065	0.418	November 14, 2012
2006 Acquisition of business	2,805,941	0.657	January 2, 2013
2006 Note payable to stockholder	127,739	0.327	January 3, 2013
2006 Payment for services	20,501	0.488	April 20, 2013
2006 Director for guarantee	256,490	0.682	August 2, 2013
2007 Directors for fees	52,421	1.420	August 17, 2012
2008 Payment for services	50,853	0.934	January 11, 2013
2008 Note payable to contributor	7,633	0.811	February 8, 2013
2008 Notes payable to contributors	134,731	0.492	June 20, 2013
2008 Note payable to contributor	12,710	0.492	July 24, 2013
2008 Note payable to contributor	13,982	0.492	July 30, 2013
2008 Note payable to contributor	50,893	0.394	August 13, 2013
2008 Note payable to contributor	25,447	0.394	October 7, 2013
2008 Note payable to contributor	303,831	0.365	November 7, 2013
2009 Payment for services	30,383	0.478	October 15, 2014
2010 Director for guarantee	63,027	0.848	July 16, 2015
2010 Acquisition of business	55,504	0.859	July 30, 2015
2010 Payment for services	15,126	0.992	October 15, 2015
2010 Director for guarantee	63,027	0.972	October 18, 2015
Total	4,982,678

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The exercise price for the common shares issuable under the warrants to purchase 2,782,500 shares was $0.587 per share if exercised on or before January 2, 2011 or $0.660 per share if exercised on or after January 3, 2011 and on or before January 2, 2012 or $0.735 per share if exercised on or after January 3, 2012 and on or before the expiration of the warrants on January 2, 2013.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,593,000	.40
Granted	153,016	.81
Exercised	83,333	.33
Forfeited	7,167	.57
Expired	0	0
Outstanding at December 31, 2010	1,655,516	.44
Granted	290,692	.74
Exercised	19,605	.39
Forfeited	181,395	.51
Expired	50,000	.53
Outstanding at December 31, 2011	1,695,208	.48

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes options outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.65-$1.55	397,208	$0.83	3.4 Years	64,333	$0.99
$0.45-$0.60	449,500	$0.50	2.0 Years	256,000	$0.49
$0.20-$0.35	848,500	$0.30	2.5 Years	769,833	$0.31

There were 1,090,167 and 1,060,500 options exercisable at December 31, 2011 and December 31, 2010, respectively. The weighted average exercise price of options granted in 2011 and 2010 was $0.74 and $0.81, respectively. The weighted average exercise price of options exercised in 2011 and 2010 was $.39 and $.33 respectively.

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2011 are as follows:

2012	$597,966
2013	547,160
2014	567,027
2015	573,046
2016	592,653
Thereafter	920,277
Total minimum lease payments	$3,798,129

Total rent expense including real estate taxes for the Company for the years ended December 31, 2011 and December 31, 2010 was $550,203 and $447,799, respectively.

INCOME TAXES

At December 31, 2011, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2008 and forward. The Company’s major taxing jurisdictions include the United States, Ohio and Maryland.

For the year ended December 31, 2011 there was a provision for income tax expense of $95,334 which came from i) an increase of approximately $100,200 in Deferred Tax Assets, ii) an increase of approximately $199,600 in deferred tax liabilities, and iii) approximately $3,700 of state and local income tax expense.

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

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 31% for the year ended December 31, 2011 and 34% for the year ended December 31, 2010.

	2011	2010
Income tax expense/benefit based on US statutory rate	$67,493	$369,270
Current period change in the valuation allowance	0	(377,734)
Deferred Tax asset change	(100,163)	407,675
Deferred Tax liability change	199,577	0
Utilization of net operating loss	0	(328,959)
State/Local income tax	3,685	4,795
Alternative Minimum Tax for two years in 2010	0	24,508
Other	(75,258)	0
Provision for Income Taxes	$95,334	$99,555

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forward	$155,279	$55,116
Valuation allowances	0	0
Net deferred tax assets	$155,270	$55,116

Deferred tax liabilities:
Section 179 Property 2010	$86,829	$0
Section 179 Property 2011	112,748	0
Net deferred tax liabilities	$199,577	$0

The Company’s valuation allowance for the year ended December 31, 2011 remained at a $ -0- balance

In order to record its deferred tax assets at estimated net realizable value based on its assessment of the realization of these assets through future taxable income being “more likely than not.”

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (Continued)

The Company has available at December 31, 2011, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year	Amount of Unused	Expiration
Of	Operating Loss	During Year
Loss	Carryforwards	Ending

2008	$ 575,108	2028

LITIGATION

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

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cites a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable, ”degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we have been required to cease selling all such product from the State of California. We may also subject to financial penalties as a result of this violation; however, we are not able to quantify what the penalties may be at this time. We have promptly responded and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

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

In accordance with general accepted accounting principles including but not limited to FASB ASC 820, Fair Value Measurements and Disclosures and FASB ASC 805 Business Combinations, the Company had an independent third party Certified Appraiser perform an annual valuation of Cosmic Pet’s intangible assets as of September 30, 2011. The appraisal concluded that as of September 30, 2011, there has been no impairment. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. All intangible assets are pledged as collateral for the bank loans.

For the year ended December 31, 2011, Cosmic Pet’s revenues and earnings were $2,345,054 and $114,595 respectively.

For the year ended December 31, 2010 since the July 29, 2010 acquisition date Cosmic’s revenues of $738,144 and $122,789 in earnings have been included in the Company’s consolidated financial statements.

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

