Form 10-K/A
period 2011-12-31
OURPETS CO
filed 2012-04-04
CIK 1094139

As filed with the Securities and Exchange Commission on April 4, 2012

United States

Securities and Exchange Commission

Washington, DC 20549

 Form 10-K/A

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

Dated: April  4, 2012

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, President, Chief Executive Officer and Director (principal executive officer)	April 4, 2012
Steven Tsengas

/S/ SCOTT R. MENDES	Chief Financial Officer (principal accounting officer)	April 4, 2012
Scott R. Mendes

/S/ JOSEPH T. AVENI	Director	April 4, 2012
Joseph T. Aveni

/S/ WILLIAM M. FRASER	Director	April 4, 2012
William M. Fraser

/S/ JAMES D. IRELAND III	Director	April 4, 2012
James D. Ireland III

/S/ JOHN SPIRK	Director	April 4, 2012
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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS	As of December 31, 2011		As of December 31, 2010
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$523,282	$243,657	$495,318	$205,877

Unamortized intangible assets:
Domain names	$11,000	$0	$11,000	$0
Cosmic Pet assets	$461,000	$0	$461,000	$0
Goodwill-PetZone	$67,511	$0	$67,511	$0

Amortization expense for year
ended 12/31	$37,780		$35,014

Estimated amortization expense:
For year ending 12/31/12	$38,373
For year ending 12/31/13	$38,373
For year ending 12/31/14	$38,373
For year ending 12/31/15	$38,373
For year ending 12/31/16	$38,373

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

