Form 10-Q
period 2012-03-31
OURPETS CO
filed 2012-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2012	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company; See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of April 27, 2012, the Registrant had outstanding 15,809,023 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, warrants exercisable for 4,961,876 shares of Common Stock and options exercisable for 1,848,541 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2012.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$140,577	$364,978
Accounts receivable - trade, less allowance for doubtful accounts of $48,866 and $39,866	2,217,558	2,370,022
Inventories net of reserve	5,801,737	6,111,318
Prepaid expenses	221,562	230,525
Deferred Tax Asset less Valuation Allowance of $ -0- and $-0-	116,459	155,279
Total current assets	8,497,893	9,232,122

PROPERTY AND EQUIPMENT
Computers and office equipment	788,706	719,328
Warehouse equipment	500,587	500,587
Leasehold improvements	238,346	234,890
Tooling	3,871,098	3,869,499
Construction in progress	270,264	231,975
Total	5,669,001	5,556,279
Less accumulated depreciation	3,441,370	3,291,415
Net property and equipment	2,227,631	2,264,864

OTHER ASSETS
Patents, less amortization of $253,546 and $243,657	286,485	279,623
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	53,441	28,228
Total other assets	868,437	836,362

Total assets	$11,593,961	$12,333,348

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	March 31,	December 31,
	2012	2011
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	662,543	737,923
Accounts payable - trade	2,120,059	2,496,891
Accrued expenses	345,416	284,903
Total current liabilities	3,228,018	3,619,717

LONG-TERM LIABILITIES
Long-term debt - less current portion above	225,211	277,762
Revolving Line of Credit	2,708,964	3,085,964
Deferred Income Taxes	190,576	199,577
Total long term liabilities	3,124,751	3,563,303

Total liabilities	6,352,769	7,183,020

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,809,023 and 15,809,023 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively	4,554,192	4,554,192

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at March 31, 2012	865,312	865,312

PAID-IN CAPITAL	9,000	-

ACCUMULATED DEFICIT	(789,991)	(871,855)
Total stockholders' equity	5,241,192	5,150,328

Total liabilities and stockholders' equity	$11,593,961	$12,333,348

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net revenue	$5,196,345	$4,795,183

Cost of goods sold	3,881,333	3,449,762

Gross profit on sales	1,315,012	1,345,421

Selling, general and administrative expenses	1,158,194	931,300

Income from operations	156,818	414,121

Other (income) and expense	-	4,346
Interest expense	45,136	46,083

Income before income taxes	111,682	363,692

Income tax expense	29,818	127,438

Net income	$81,864	$236,254

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.00	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	16,386,022	19,758,034

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock
	Number of		Number of		Number of		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

Net income	-	-	-	-	-	-	-	81,864	81,864
Stock-Based compensation expense	-	-	-	-	-	-	9,000	-	9,000

Balance at March 31, 2012	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$9,000	$(789,991)	$5,241,192

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,864	$236,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	149,955	101,447
Amortization expense	9,889	9,262
Stock option expense	6,000	6,000
Warrant expense	3,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	152,464	463,394
Inventories	309,581	(204,000)
Prepaid expenses	8,963	(85,675)
Deferred Tax Asset less Valuation Allowance	38,820	55,116
Patent cost additions (net)	(16,751)	(11,785)
Domain names and other assets	(25,213)	(241,085)
Increase (decrease) in liabilities:
Accounts payable - trade	(376,832)	5,893
Accrued expenses	60,513	74,475
Deferred tax liabilities	(9,001)	-
Net cash provided by operating activities	393,252	415,296

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(112,722)	(70,156)
Net cash used in investing activities	(112,722)	(70,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(127,931)	(119,773)
Payment on bank line of credit	(377,000)	(193,000)
Net cash used in financing activities	(504,931)	(312,773)
Net increase (decrease) in cash	(224,401)	32,367

CASH AT BEGINNING OF PERIOD	364,978	78,673
CASH AT END OF PERIOD	$140,577	$111,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$25,669	$34,036
Income taxes paid	$-	$7,571

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$-	$4,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

BASIS OF PRESENTATION

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the consistent reporting of the financial condition, results of operations and cash flows. The accompanying unaudited consolidated financial statements for the three month period ended 3/31/12 and 3/31/11 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (collectively, the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). The December 31, 2011 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2011 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 4, 2012. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2012 and December 31, 2011 consist of:

	2012	2011
Finished goods	$4,208,870	$4,462,724
Components, packaging and work in process	1,788,562	1,799,091
Inventory reserve	(195,695)	(150,497)
Total	$5,801,737	$6,111,318

During the three month period ending March 31, 2012, the Company recorded additional inventory reserve charges of $51,080.

Changes to the inventory reserve during 2012 and 2011 are shown below:

	2012	2011

Beginning balance	$150,497	$0

Increases to Reserve	51,080	588,226

Write offs against reserve	(5,882)	(437,729)

Ending balance	$195,695	$150,497

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

During the fourth quarter 2011 inventory analysis, approximately $38,000 of additional inventory was identified and has been reserved. Also during that review, approximately $100,000 of inventory was identified as slow moving and excess inventory, defined as exceeding two years of historical usage and has been reserved accordingly.

During 2012, monthly accruals are being made to account for obsolete and excess inventory. A quarterly review is also being performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment is needed for the end of the first quarter of 2012.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at March 31, 2012 and December 31, 2011 in the amount of $48,866 and $39,866 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, SENK Properties, at a current monthly rental of $28,417 plus real estate taxes. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental is $26,667 for the first two years, $28,417 for the next three years, $30,167 for the next two years, $32,000 for the next two years, and $33,750 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental to be mutually agreed upon.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

For the three months ended March 31, 2012, 22.1% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,150,183.

For the three months ended March 31, 2011, 35.6% of the Company’s net revenue was derived from two major customers. Revenue generated from each of these customers amounted to $954,650 and $750,660, which represents 19.9% and 15.7% of total revenue, respectively.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2012 and 2011 as a result of stock options is not material.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan whereby the maximum number of Shares reserved and available for issuance under the Plan was increased by 750,000 to 1,750,000 from 1,000,000 shares. The Company will submit the Option Plan to the shareholders of the company for approval at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2012, common shares that are or could be potentially dilutive include 1,848,541 stock options at exercise prices from $0.20 to $1.55 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.2796 to $1.420 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2011, common shares that are or could be potentially dilutive include 1,700,516 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.426 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of March 31, 2012, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $575,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first quarter of 2012, the Company decreased its deferred tax assets by approximately $38,800 from $155,279 to $116,459 due to the “more likely than not” projected utilization of net operating loss carryforwards.

Also during the first quarter of 2012, the Company reduced its deferred tax liabilities by approximately $9,000 from $199,577 to $190,576 for adjustments related to the accelerated deductibility of various Section 179 property.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2012

(Unaudited)

The income tax expense for the quarter ended March 31, 2012 was approximately $29,800 as during this same period, the Company made no further adjustments to its income tax accrual accounts.

In the first quarter of 2011, the Company recognized tax provisions of $55,116 due to the “more likely than not” utilization of net operating loss carryforwards. The effective tax rate for the three months ended March 31, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2011 and March 31, 2012. A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent for potential recognition and disclosure in the consolidated financial statements and noted no subsequent events to report.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income — In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The amendments to authoritative guidance associated with comprehensive income were effective for the Company on January 1, 2012 and have been applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

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

As discussed below and in Liquidity and Capital Resources on Pages 13 through 15, we have funded our operations principally from the net cash provided from operating activities for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Under the Company’s credit facilities with our bank the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2012 we had a balance due of $2,708,964 under the line of credit with the bank at an interest rates of prime plus .50%.

RESULTS OF OPERATIONS

In the following discussion all references to 2012 are for the three months ended March 31, 2012 and all references to 2011 are for the three months ended March 31, 2011.

Net revenue for 2012 was $5,196,345 an increase of 8.4% in revenue from $4,795,183 in 2011, consisting of net sales of proprietary products for the retail pet business. This increase of $401,162 was the result of increased sales to new customers of approximately $201,000, increased sales to our three largest existing customers of approximately $197,000, and net increased sales to all other customers of approximately $754,000, offset by a decrease to one customer of approximately $751,000. This decrease was due primarily to a customer changing its promotional products merchandising assortments.

Total sales to all customers of new products in 2012 that were not sold in 2011 were approximately $1,378,000. These included Cosmic Pet Products of approximately $574,000, and approximately $804,000 of all other new products, including new Play-N-Squeak® products, new Flappy® dog toys and new Durapet® bowl product items. Our sales to foreign customers increased by approximately $275,000, or 69%, from 2011 mainly due to increased sales to customers in Canada, England, Hong Kong, and Japan.

While net revenue increased by 8.4% in 2012, cost of goods sold increased by 12.5%, from $3,449,762 in 2011 to $3,881,333 in 2012. This increase of approximately $431,600 was the result of the cost of purchased products sold increasing 13.10%, or approximately $357,000, due mainly to the increased amount of purchased products and increased freight costs needed for the higher volume of sales in 2012. Approximately $51,000 of the increase in cost of goods sold came from budgeted increases in reserves for excess and slow moving inventory. Approximately $39,000 of the increase came from increased depreciation expense resulting from the Company going live with its new ERP system as well as depreciation for tooling and molds. Approximately $14,000 of the increase came from all other operating expenses. These increases were offset by decreases of approximately $29,000 in salaries, wages, payroll taxes and benefits, most of which came from reductions in Cosmic Pet personnel. Our variable and fixed warehouse and overhead costs increased by 8.4% from the comparable quarter in 2011 due to the above noted increased costs. Approximately $66,000, or 86%, of this increase are overhead costs from our Fairport Harbor facility with the remaining costs, approximately $11,000, coming from our Cosmic Pet Hagerstown location. Approximately $39,000 of our first quarter operating expenses are attributable to transition costs to move Cosmic Pet operations from Hagerstown, Maryland to Mentor, Ohio.

The net revenue increase of 8.4%, offset by the increase in the cost of goods sold of 12.5%, resulted in our gross profit on sales decreasing by 2.3%, or $30,409, from $1,345,421 in 2011 to $1,315,012 in 2012.

Selling, general and administrative expenses in 2012 were $1,158,194, an increase of 24.4%, or $226,894, from $931,300 in 2011. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $106,000 due to two additional employees in sales and marketing, and increases in accruals for managers’ bonus and employee profit sharing, (ii) an increase in sales and marketing expenses of approximately $84,000 mainly due to increased social media expenses, promotions and shows expenses, (iii) an increase in IT expenses of approximately $13,000 due mainly to increased software support costs, (iv) an increase in depreciation expense of approximately $10,000, and (iv) an increase in travel expenses of approximately $9,000 and relocation costs of approximately $7,000. These increases were partially offset by a decrease in all other expenses of approximately $2,000.

Our income from operations decreased by $257,303 from $414,121 in 2011 to $156,818 in 2012, as a result of our gross profit on sales decreasing by $30,409, or 2.3% and by a 24.4% increase in selling, general and administrative expenses of $226,894.

Interest expense for 2012 was $45,136, a decrease of $947, from $46,083 in 2011. This change was due to (i) an increase in interest expense for our bank line of credit of approximately $4,900, resulting from the increase in our average balance to approximately $3,079,000 in 2012 from $2,589,000 in 2011 (interest rate remained the same at 3.75% ) and (ii) an increase in interest expense of approximately $1,600 from the addition of a $225,000 State of Ohio 166 loan obtained in September 2011. These increases were offset by (i) a decrease in interest expense of $6,000 related to the reduction during 2011 of outstanding balances of contributor notes from $767,500 to $300,000 and (ii) a decrease in interest expense of approximately $1,500 from the reduced principal balances of existing term loans.

Income tax expense decreased by $97,620 from $127,438 in 2011 to $29,818 in 2012. The approximately $97,600 decrease was mainly due to (i) a decrease in deferred tax assets utilized 2012 as compared to 2011 of approximately $16,300, (ii) an increase of approximately $9,000 in Section 179 deductions utilized in 2012 as compared to 2011, and (iii) a decrease in federal income tax expense for 2012 versus 2011 of approximately $68,000.

Net income for 2012 was $81,864 as compared to net income of $236,254 for 2011, a decrease of $154,390. This decrease was a result of the following changes from 2011 to 2012:

Net revenue increase of 8.4%	$401,162
Cost of goods sold increase of 12.5%	(431,571)
Gross profit on sales decrease of 2.3%	(30,409)
Selling, general and administrative expenses increase of 24.4%	(226,894)
Income (loss) from operations	(257,303)
Other income and expense, net decrease	4,346
Interest expense decrease	947
Income tax expense decrease	97,620
Decrease in Net Income	$(154,390)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $561,299 in available funds at March 31, 2012 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2012, we had $3,696,718 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,708,964
Bank term note ($800,000 original balance)	4.61%	139,439
Bank term note ($500,000 original balance)	4.18%	230,092
Contributor notes payable	Prime plus 2%	300,000
Capitalized Leases	Various	10,695
Ohio 166 Loan	3.00%	207,528
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $2,708,964 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2012 was $3,270,263. The $5,000,000 line of credit is a two year revolver that has been renewed by our bank through June 30, 2013 and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability.

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

On March 26, 2012 our bank amended how we calculate the debt service coverage ratio for the reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012. A copy of the “Loan Amendment” was filed as Exhibit 10.66 with the Company’s 10-K as filed on April 4, 2012. At March 31, 2012, we were in compliance with the covenant and default provisions under the amended agreement with the bank and had a debt service coverage ratio of 1.27 and a tangible net worth of $4,815,194.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At March 31, 2012, this loan had a principal balance outstanding of $139,439.

On July 16, 2010, we obtained an additional $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan is secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At March 31, 2012, this loan had a principal balance outstanding of $230,092.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, the amount of $600,000 was retired from the notes through a cash payment of $329,988 and conversion of $270,012 of the notes to Preferred Stock. Of the remaining $767,500 in outstanding contributor notes, $317,500 was paid off in July, 2011, $100,000 was paid off in August, 2011 and $50,000 was paid off in October, 2011. At March 31, 2012, the outstanding amount of contributor notes due on October 31, 2012 was $300,000.

On July 29, 2010 the Company assumed two capital leases for equipment purchased from Cosmic Pet. The capital leases were payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At March 31, 2012, the remaining balances on these capital leases totaled $ 10,695.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 loan program. Funds were used to purchase new tooling for our raised feeder product line. The Loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments begin on November 1, 2011 with a maturity date of October 1, 2016. At March 31, 2011, this loan had a principal balance outstanding of $207,528.

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

The note payable to Beachcraft L.P. was originally for $150,000, $75,000 of which was repaid in 2003. As of February 1, 2004, a new note payable to Beachcraft L.P. was issued to replace the $75,000 remaining balance. The replacement note is due in December 2012 with interest payable quarterly at prime plus 3%. In consideration for this refinancing we issued warrants for the purchase of 56,250 shares of Common Stock to Beachcraft L.P. at an exercise price of $0.30 per share with an expiration date of February 1, 2010. Subsequent to their issuance the warrants were adjusted to 57,204 warrants exercisable at $0.295 per share in accordance with the anti-dilution provisions of the warrants. These warrants were exercised in 2007.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2010, despite operating income of approximately $982,000 (excluding the $240,623 gain from intangible asset valuation) we relied on our financing activities to fund operations as inventories increased by approximately $2,592,000 due to increased sales, increased safety stock and the Cosmic Pet asset purchase. In 2011, although inventories increased again by approximately $535,000, we relied primarily on funds from operating activities to fund operations.

In 2012 we should be able to fund our operating cash requirements primarily through inventory reductions and net income. Based on our bank’s amended loan covenants we do expect to meet the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit by the end of 2012. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2012 was $393,252. Cash was provided by the net income for the three months of $81,864, as well as the non-cash charges for depreciation of $149,955, amortization of $9,889, stock option expense of $6,000 and warrant expense of $3,000. Cash was provided by the net change of $142,544 in our operating assets and liabilities as follows:

Accounts receivable decrease	$152,464
Inventories decrease	309,581
Prepaid expenses decrease	8,963
Deferred Tax Asset decrease	38,820
Patent costs increase	(16,751)
Deposits and other assets increase	(25,213)
Accounts payable decrease	(376,832)
Accrued expenses increase	60,513
Deferred Tax liability, decrease	(9,001)

Net change	$142,544

Net cash used in investing activities for the three months ended March 31, 2012 was $112,722. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the three months ended March 31, 2012 was $504,931 and consisted of net decreased borrowings on the bank lines of credit of $377,000 and by principal payments on debt of $127,931.

Net cash provided by operating activities for the three months ended March 31, 2011 was $415,296. Cash was provided by the net income for the three months of $236,254, as well as the non-cash charges for depreciation of $101,447, amortization of $9,262, stock option expense of $6,000 and warrant expense of $6,000. Cash was provided by the net change of $56,333 in our operating assets and liabilities. Net cash used in investing activities for the three months ended March 31, 2011 was $70,156, which was used for the acquisition of property and equipment. Cash used in financing activities for the three months ended March 31, 2011 was $312,773 and consisted of net decreased borrowings on the bank lines of credit of $193,000 and principal payments on debt of $119,773.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the footnote captioned Summary of Significant Accounting Policies accompanying our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cites a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable,” “degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we have been required to cease selling such product in the State of California. We may also be subject to financial penalties as a result of this violation; however, we are not able to quantify what the penalties may be at this time. We have promptly responded and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

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

OURPET’S COMPANY

Dated: May 15, 2012	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

