Form 10-Q
period 2012-06-30
OURPETS CO
filed 2012-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2012	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of August 10, 2012, the Registrant had outstanding 15,809,023 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,774,208 shares of Common Stock and warrants exercisable for 4,982,678 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of August 10, 2012.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2012	2011
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$257,215	$364,978
Accounts receivable - trade, less allowance for doubtful accounts of $48,866 and $ 39,866	2,064,860	2,370,022
Inventories net of reserve	5,736,188	6,111,318
Prepaid expenses	250,990	230,525
Deferred Tax Asset less Valuation Allowance of $ -0- and $-0-	114,466	155,279
Total current assets	8,423,719	9,232,122

PROPERTY AND EQUIPMENT
Computers and office equipment	828,570	719,328
Warehouse equipment	500,587	500,587
Leasehold improvements	244,832	234,890
Tooling	3,903,528	3,869,499
Construction in progress	281,136	231,975
Total	5,758,653	5,556,279
Less accumulated depreciation	3,583,299	3,291,415
Net property and equipment	2,175,354	2,264,864

OTHER ASSETS
Patents, less amortization of $263,829 and $243,657	287,862	279,623
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	30,716	28,228
Total other assets	847,089	836,362

Total assets	$11,446,162	$12,333,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	June 30,	December 31,
	2012	2011
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	601,757	737,923
Accounts payable - trade	1,966,949	2,496,891
Accrued expenses	311,759	284,903
Total current liabilities	2,980,465	3,619,717

LONG-TERM LIABILITIES
Long-term debt - less current portion above	190,619	277,762
Revolving Line of Credit	2,814,964	3,085,964
Deferred Income Taxes	201,600	199,577
Total long term liabilities	3,207,183	3,563,303

Total liabilities	6,187,648	7,183,020

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,809,023 and 15,809,023 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	4,554,192	4,554,192

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at June 30, 2012	865,312	865,312

PAID-IN CAPITAL	18,000	-

ACCUMULATED DEFICIT	(781,669)	(871,855)
Total stockholders' equity	5,258,514	5,150,328

Total liabilities and stockholders' equity	$11,446,162	$12,333,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$4,747,049	$5,179,580	$9,943,395	$9,974,764

Cost of goods sold	3,660,027	3,595,349	7,541,360	7,045,460

Gross profit on sales	1,087,022	1,584,231	2,402,035	2,929,304

Selling, general and administrative expenses	1,036,075	1,044,076	2,194,269	1,979,047

Income from operations	50,947	540,155	207,766	950,257

Other (income) and expense	(8,411)	(9,968)	(8,411)	(9,641)
Interest expense	38,019	46,407	83,155	92,489

Income before income taxes	21,339	503,716	133,022	867,409

Income tax expense	13,017	181,587	42,836	309,025

Net income	$8,322	$322,129	$90,186	$558,384

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.00	$0.02	$0.00	$0.03

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,809,023	19,119,911	16,280,621	19,460,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

Net income	-	-	-	-	-	-	-	90,186	90,186
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at June 30, 2012	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$18,000	$(781,669)	$5,258,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,186	$558,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	291,884	222,495
Amortization expense	20,171	18,694
Stock option expense	12,000	12,000
Warrant expense	6,000	12,000
(Increase) decrease in assets:
Accounts receivable - trade	305,162	(557,957)
Inventories	375,130	(252,819)
Prepaid expenses	(20,465)	(96,742)
Deferred Tax Asset less Valuation Allowance	40,813	55,116
Patent cost additions (net)	(28,411)	(18,932)
Deposits and other assets	(2,488)	166,045
Increase (decrease) in liabilities:
Accounts payable - trade	(529,941)	194,993
Accrued expenses	26,856	(5,054)
Deferred tax liabilities	2,023	153,999
Net cash provided by operating activities	588,920	462,222

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(202,374)	(482,624)
Net cash used in investing activities	(202,374)	(482,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(223,309)	(240,578)
Borrowings on bank line of credit	-	250,000
Payment on bank line of credit	(271,000)	-
Issuances of Common Stock	-	325
Net cash (used in) provided by financing activities	(494,309)	9,747
Net decrease in cash	(107,763)	(10,655)

CASH AT BEGINNING OF PERIOD	364,978	78,673
CASH AT END OF PERIOD	$257,215	$68,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$63,612	$78,313
Income taxes paid	$-	$17,571

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$-	$9,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 BASIS OF PRESENTATION

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations and cash flows. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries (collectively, the “Company”), Virtu Company (“Virtu”) and SMP Company, Incorporated (“SMP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 4, 2012. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2012 and December 31, 2011 consist of:

	2012	2011
Finished goods	$4,175,950	$4,462,724
Components, packaging and work in process	1,733,131	1,799,091
Inventory reserve	(172,893)	(150,497)
Total	$5,736,188	$6,111,318

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2012 and 2011 are shown below:

	2012	2011
Beginning balance	$150,497	$0
Increases to Reserve	88,493	588,226
Write offs against reserve	(66,097)	(437,729)
Ending balance	$172,893	$150,497

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

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

During 2012, monthly accruals are being made to account for obsolete and excess inventory. A quarterly review is performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment is needed for the end of the second quarter of 2012.

The Company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality. Carrying cost will be reduced to net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels or other causes. Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of certain products or component inventory the Company may be required to record additional inventory reserves, which would negatively affect its results of operations in the period when the inventory reserve adjustments are recorded

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at June 30, 2012 and December 31, 2011 in the amount of $48,866 and $39,866 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, SENK Properties, LLC, at a current monthly rental of $30,167 plus real estate taxes. The Company entered into a new ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years and $30,167 from June 1, 2012 through Aug 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one half year lease (see exhibit 10.67) that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then, $32, 587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with SENK Properties for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. This facility is intended to replace the Hagerstown facility which houses Cosmic Pet operations after that lease expires in July 2012. During the first six months of 2012 the Company transitioned all Hagerstown operations to the Mentor facility. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

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

For the three months ended June 30, 2012, 26.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $704,047 and $539,198 respectively which represents 14.8% and 11.4% of total revenue.

For the three months ended June 30, 2011, 35.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $960,000 and $894,943, respectively which represents 18.5% and 17.3% of total revenue.

For the six months ended June 30, 2012, 18.6% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,854,230.

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

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan whereby the maximum number of Shares reserved and available for issuance under the Plan was increased by 750,000 to 1,750,000 from 1,000,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2012, common shares that are or could be potentially dilutive include 1,774,208 stock options at exercise prices from $0.20 to $1.55 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.2796 to $1.42 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of June 30, 2011, common shares that are or could be potentially dilutive include 1,786,206 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase Common Stock at exercise prices from $0.281 to $1.4316 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

As of June 30, 2012, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $575,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first six months of 2012, the Company decreased its deferred tax assets by approximately $40,800 from $155,279 to $114,466 due to the “more likely than not” projected utilization of net operating loss carryforwards.

Also during the first six months of 2012, the Company increased its deferred tax liabilities by approximately $2,000 from $199,577 to $201,600 for adjustments related to the accelerated deductibility of various Section 179 property.

The income tax expense for the six months ended June 30, 2012 was approximately $42,800. During this same period, the Company made no further adjustments to its income tax accrual accounts.

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

The effective tax rate for both the three and six months ended June 30, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2011 and June 30, 2012. A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the consolidated financial statements. On August 10, 2012, the Company executed a new ten and one half year lease for their Fairport Harbor facility that results in lower monthly payments starting September 1, 2012. (See Exhibit 10.67 and discussion of same in Related Party Transactions) The Company has also been working with their bank to have their revolving line of credit term extended from June 30, 2013 to June 30, 2014 and expect this to be formally amended by the end of August, 2012.

.

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

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, or (10) we may experience impairment charges of our goodwill and other intangible assets. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

Overview .

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

As discussed below and in Liquidity and Capital Resources on Pages 15 through 17, we have funded our operations principally from operating activities for the year ended December 31, 2011 and for the six months ended June 30, 2012.

Under the Company’s credit facilities with our bank the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2012 we had a balance due of $2,814,964 under the line of credit with the bank at an interest rates of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

In the following discussion all references to 2012 are for the three months ended June 30, 2012 and all references to 2011 are for the three months ended June 30, 2011.

Net revenue for 2012 was $4,747,049, a decrease of 8.4% in revenue from $5,179,580 in 2011, consisting of net sales of proprietary products for the retail pet business. This decrease of approximately $433,000 came from: (i) a one-time promotional sale of $960,000 that occurred in 2011 that did not occur this year, (ii) increased sales to new customers of approximately $71,000, and (iii) increased sales to existing customers of approximately $456,000. Of the approximately $527,000 sales increase of core products, Cosmic Pet product sales increased approximately $355,000 over the same period a year ago.

Total sales to all customers of new products in 2012 that were not sold in 2011 were approximately $397,000. These included approximately (i) $125,000 of new Play-N-Squeak® products, (ii) $51,000 of new Cosmic Pet® Products, (iii) $147,000 of new promotional product, (iv) $54,000 of new Durapet® products and (v) other new product of approximately $20,000. Our sales to foreign customers increased by approximately $132,000, or 28%, from 2011 mainly due to increased sales to customers in Brazil and Japan.

While net revenue decreased by 8.4% in 2012, cost of goods sold increased slightly by 1.8%, from $3,595,349 in 2011 to $3,660,027 in 2012. Comprising this approximately $65,000 increase in cost of goods sold were the following: (i) the cost of purchased products sold and freight increased 2.7%, or approximately $79,000 despite the decrease in sales, mainly due to sales of slower moving inventory and increased freight out costs, (ii) increases of approximately $37,000 in reserves for excess and slow moving inventory (iii) increased depreciation expense of approximately $17,000 resulting from the Company going live with its new ERP system in 2011 as well as depreciation for tooling and molds, and (iv) other operating expenses increased by approximately $36,000 and are mostly attributed to the Cosmic Pet facility and included increased warehouse rent and moving expenses. These increases were offset by a decrease of approximately $104,000 in salaries, wages, payroll taxes and benefits. Our variable and fixed warehouse and overhead costs decreased by 1.7% from the comparable quarter in 2011 due to the above noted decrease in payroll expenses being offset by increases in the above noted operating expenses.

The net revenue decrease of 8.4% plus the slight increase in the cost of goods sold resulted in our gross profit on sales decreasing by 31.4%, or $497,209 from $1,584,231 in 2011 to $1,087,022 in 2011. Gross profit margin decreased from 30.6% in 2011 to 22.9% in 2012. Approximately 75% of the nominal 7.7% decline in gross profit margin came from increased costs of goods sold as a percentage of sales of slower moving inventory. The balance of the decline in gross profit margin was the result of poorer absorption of fixed operating expenses due to lower sales volume. During the second quarter of 2012, the Company recognized approximately $63,000 in charges transitioning the Cosmic Pet operation from Hagerstown, Maryland to Mentor, Ohio.

Selling, general and administrative expenses in 2012 were $1,036,075, a decrease of 0.8%, or $8,001, from $1,044,076 in 2011. This slight decrease mainly resulted from (i) a decrease of approximately $37,000 in marketing expenses primarily due to lower promotion expenses, (ii) an increase of approximately $19,000 of travel and entertainment expenses, (iii) an increase of approximately $18,000 in IT expenses mainly related to our ERP system and EDI activity, (iv) a decrease in bad debt expense of approximately $11,000 in 2012 compared to 2011, and (v) an increase in remaining S, G and A expenses of approximately $3,000.

Our income from operations decreased by $489,208, from $540,155 in 2011 to $50,947 in 2012, as a result of our gross profit on sales decreasing by $497,208, or 31.4% and a slight decrease of selling, general and administrative expenses by $8,001 or 0.8%. Approximately 88% of the decrease or $433,000 is due to the lower sales volume while increased operating expenses comprised most of the remaining difference.

Other income for 2012 was $8,411, compared to $9,968 in 2011. In June, 2012, the Company was awarded a $7,000 grant from the City of Mentor towards its relocation of the Cosmic Pet operation to Mentor, Ohio. Other income in 2011 was primarily from our receipt of $10,000 as settlement from a competitor in connection with a patent infringement lawsuit we had filed against them. It should be noted they are no longer making the product that infringed on our patent.

Interest expense for 2012 was $38,019, a decrease of $8,388, from $46,407 in 2011. This change was due to (i) an increase in interest expense for our bank line of credit by approximately $2,000, resulting from a higher average balance of approximately $2,897,000 in 2012 from $2,686,000 in 2011 (interest rate remained the same at 3.75%) and (ii) an increase in interest expense of approximately $1,500 from the addition of a $225,000 State of Ohio 166 loan obtained in September 2011. These increases were offset by (i) a decrease in interest expense of approximately $6,000 related to the reduction during 2012 of outstanding balances of contributor notes from $767,500 to $300,000 and (ii) a decrease in interest expense of approximately $5,000 from the reduced principal balances of existing term loans. A decrease of miscellaneous finance charges accounted for the other approximately $900 in lower interest expense from 2012 to 2011.

Income tax expense decreased by $168,570 from $181,587 in 2011 to $13,017 in 2012. The reduction was primarily due to (i) a decrease in federal income tax expense for 2012 versus 2011 of approximately $171,000 due to lower pretax income, (ii) an increase in deferred tax assets of approximately $2,000 due to additional operating losses utilized, (iii) an increase of approximately $11,000 in deferred tax liabilities resultant from additional Section 179 deductions, and (iv) a decrease in local tax expense of approximately $10,000.

Net income for 2012 was $8,322 as compared to net income of $322,129 for 2011, or a decrease in profit of $313,807. This decrease was a result of the following changes from 2011 to 2012:

Net revenue decrease of 8.4%	$(432,531)
Cost of goods sold increase of 1.8%	(64,678)
Gross profit on sales decrease of 31.4%	(497,209)
Selling, general and administrative expenses decrease of 0.8%	8,001
Income from operations, decrease	(489,208)
Other income and expense, net decrease	(1,557)
Interest expense decrease of 18.1%	8,388
Income tax expense decrease	168,570
Decrease in Profitability	$(313,807)

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

In the following discussion all references to 2012 are for the six months ended June 30, 2012 and all references to 2011 are for the six months ended June 30, 2011.

Net revenue for 2012 was $9,943,395, a decrease of 0.3% in revenue from $9,974,764 in 2011, consisting of net sales of proprietary products for the retail pet business. This decrease of approximately $31,000 was the net result of (i) a one- time promotional sale of $1,710,000 in 2011 that did not occur this year, (ii) increased sales to new customers of approximately $431,000, and (iii) increased sales to our top five largest existing customers of approximately $884,000, and a net increase of approximately $364,000 of sales to all other customers.

Total sales to all customers of new products in 2012 that were not sold in 2011 were approximately $1,343,000. These included $561,000 of new Play-N-Squeak products, $384,000 of new Durapet fashion bowls, $183,000 of new Cosmic products, and approximately $215,000 of all other new products . Our Play-N-Squeak and Cosmic Pet product sales increased approximately $801,000 and $633,000 respectively over the same period a year ago. Our sales to foreign customers increased by approximately $407,000, or 47%, from 2011 mainly due to increased sales to customers in Brazil, Japan, and England.

While net revenue decreased by 0.3% in 2012, cost of goods sold increased by 7.0%, from $7,045,460 in 2011 to $7,541,360 in 2012. Comprising this approximately $496,000 increase in cost of goods sold were the following: (i) the cost of purchased products sold and freight increased 7.7%, or approximately $436,000, despite the decrease in sales, mainly due to sales of slower moving inventory and increased freight out costs, (ii) increases of approximately $88,000 in reserves for excess and slow moving inventory, (iii) increased depreciation expense of approximately $56,000 resulting from the Company going live with its new ERP system in 2011 as well as depreciation for tooling and molds, and (iv) other operating expenses increased by approximately $90,000 and are mostly attributed to the Cosmic Pet facility and included increased warehouse rent and moving expenses. These increases were offset by a decrease of approximately $142,000 in salaries, wages, payroll taxes and benefits and approximately $28,000 in decreased chargebacks. Our variable and fixed warehouse and overhead costs increased by 3.5% from the comparable six months in 2011 due to increased operating and freight costs.

The net revenue decrease combined with the cost of goods sold increase, resulted in our gross profit on sales decreasing by 18.0%, or $527,269, from $2,929,304 in 2011 to $2,402,035 in 2012. Approximately 82.6% of the gross profit decrease was due primarily to the increase in cost of goods sold and freight out costs. Gross profit margin decreased from 29.4% in 2011 to 24.2% in 2012, mainly due to lower margin sales and poorer absorption of fixed operating expenses due to lower sales volume. During the first half of 2012,the Company recognized approximately $98,000 in charges transitioning the Cosmic Pet operation from Hagerstown, Maryland to Mentor, Ohio.

Selling, general and administrative expenses in 2012 were $2,194,269, an increase of 10.8%, or $215,222, from $1,979,047 in 2011. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $109,000, (ii) an increase in sales and marketing expenses of approximately $54,000, mainly due to increased expenses related to smart scoop and new employee relocation expenses, (iii) an increase in travel and entertainment expenses of approximately $27,000, and (iv) an increase in IT costs of approximately $31,000 as we invested in upgrading our IT infrastructure and software support. These increases were offset by decreases in bad debt expense of approximately $8,000 and legal services of approximately $7,000.

Income from operations decreased by $742,491 from $950,257 in 2011 to $207,766 in 2012, as a result of our gross profit on sales decreasing by $527,269 or 18.0% and selling, general and administrative expenses increasing by $215,222 or 10.9%. Approximately 66% of the decrease came from the approximate $496,000 increase in cost of goods sold, with another approximately $215,000 coming from increased selling, general and administrative costs. The remaining balance is from the approximate $31,000 decrease in revenues from 2011 to 2012.

Other income for 2012 was $8,411, compared to $9,641 in 2011. In June, 2012, the Company was awarded a $7,000 grant from the City of Mentor towards its relocation of the Cosmic Pet operation to Mentor, Ohio. Other income in 2011 was primarily from our receipt of $10,000 as settlement from a competitor in connection with a patent infringement lawsuit we had filed against them.

Interest expense for 2012 was $83,155, a decrease of $9,334, from $92,489 in 2011. For 2012 we experienced (i) an increase in interest expense for our bank line of credit of approximately $7,000, resulting from a higher average balance of approximately $2,988,000 in 2012 from approximately $2,638,000 in 2011 (interest rate remained the same at 3.75%), and (ii) an increase in interest expense of approximately $3,000 from the addition of a $225,000 State of Ohio 166 loan obtained in September 2011. However, these increases were offset by (i) a decrease in interest expense of approximately $12,000 related to the reduction during 2011 of outstanding balances of contributor notes from $767,500 to $300,000, and (ii) a decrease in interest expense of approximately $6,000 from the reduced principal balances of existing term loans. A decrease of miscellaneous finance charges accounted for the other approximately $1,000 in lower interest expense from 2012 to 2011.

Income tax expense in 2012 decreased to $42,836 from $309,025 in 2011. The $266,189 decrease was mainly due to (i) a decrease in federal income tax expense for 2012 versus 2011 of approximately $240,000 due to lower pretax income, (ii) a decrease in deferred tax assets of approximately $14,000 due to less operating losses utilized, (iii) an increase of approximately $2,000 in deferred tax liabilities resultant from additional Section 179 deductions, and (iv) a decrease in local tax expense of approximately $14,000.

Net income for 2012 was $90,186 as compared to net income of $558,384 for 2011, or a decrease in profit of $468,198. This decrease was a result of the following changes from 2011 to 2012:

Net revenue decrease of 0.3%	$(31,369)
Cost of goods sold increase of 7.0%	(495,900)
Gross profit on sales decrease of 18.0%	(527,269)
Selling, general and administrative expenses increase of 10.9%	(215,222)
Income from operations , decrease	(742,491)
Other income, net decrease	(1,230)
Interest expense decrease of 10.1%	9,334
Income tax expense decrease	266,189
Decrease in profitability	$(468,198)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $388,624 in available funds at June 30, 2012 based upon the balance of accounts receivable and inventories at that date.

As of June 30, 2012, we had $3,707,340 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,814,964
Bank term note ($800,000 original balance)	4.61%	69,221
Bank term note ($500,000 original balance)	4.18%	187,950
Contributor notes payable	Prime plus 2%	300,000
Capitalized Leases	Various	38,278
Ohio 166 Loan	3.00%	196,927
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $2,814,964 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2012 was $3,203,588. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability. We are in the process of formalizing an amendment with our bank that further extends the line of credit through June 30, 2014.

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

On March 26, 2012 our bank amended how we calculate the debt service coverage ratio for the reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012. A copy of the “Loan Amendment” was filed as Exhibit 10.66 with the Company’s 10-K as filed on April 4, 2012. At June 30, 2012, we were in compliance with the covenant and default provisions under the amended agreement with the bank and had a debt service coverage ratio of 1.49 and a tangible net worth of $4,825,977.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and is payable monthly over a three year period in equal installments of $23,859 that include interest. The loan is secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At June 30, 2012, this loan had a principal balance outstanding of $69,221.

On July 16, 2010, we obtained an additional $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. with the $100,000 balance used to purchase certain Cosmic Pet assets included in our July 29, 2010 asset purchase of Cosmic Pet. The Loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan is secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At June 30, 2012, this loan had a principal balance outstanding of $187,950.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, the amount of $600,000 was retired from the notes through a cash payment of $329,988 and conversion of $270,012 of the notes to Preferred Stock. Of the remaining $767,500 in outstanding contributor notes, $317,500 was paid off in July, 2011, $100,000 was paid off in August, 2011 and $50,000 was paid off in October, 2011. At June 30, 2012, the outstanding amount of contributor notes due on October 31, 2012 was $300,000.

On July 29, 2010 the Company assumed two capital leases for equipment purchased from Cosmic Pet. The capital leases were payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At June 30, 2012, the remaining balances on these capital leases totaled $6,112.

On June 11, 2012 the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of June 30, 2012, the remaining balance on this capital lease totaled $32,166.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 loan program. Funds were used to purchase new tooling for our raised feeder product line. The Loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments begin on November 1, 2011 with a maturity date of October 1, 2016. At June 30, 2012, this loan had a principal balance outstanding of $196,927.

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

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2011, although inventories increased by approximately $535,000, we relied primarily on funds from operating activities to fund operations.

In 2012 we should be able to fund our operating cash requirements primarily through inventory reductions and net income. Based on our bank’s amended loan covenants we expect to meet the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the six months ended June 30, 2012 was $588,920. Cash was provided by the net income for the six months of $90,186, as well as the non-cash charges for depreciation of $291,884, amortization of $20,171, stock option expense of $12,000 and warrant expense of $6,000. Cash was provided by the net change of $168,679 in our operating assets and liabilities as follows:

Accounts r.eceivable decrease	$305,162
Inventories decrease	375,130
Prepaid expenses increase	(20,465)
Deferred Tax Asset decrease	40,813
Patent costs increase	(28,411)
Deposits and other assets increase	(2,488)
Accounts payable decrease	(529,941)
Accrued expenses increase	26,856
Deferred Tax liability, increase	2,023

Net change	$168,679

Net cash used in investing activities for the six months ended June 30, 2012 was $202,374. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the six months ended June 30, 2012 was $494,309 and consisted of payments on the bank line of credit of $271,000 and by principal payments on debt of $223,309.

Net cash provided by operating activities for the six months ended June 30, 2011 was $462,222. Cash was provided by the net income for the six months of $558,384, as well as the non-cash charges for depreciation of $222,495, amortization of $18,694, stock option expense of $12,000, and warrant expense of $12,000. Cash was used by the net change of $(361,351) in our operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2011 was $482,624, which was used for the acquisition of tooling, computer software and equipment. Cash provided by financing activities for the six months ended June 30, 2011 was $9,747 and consisted of $250,000 in bank line of credit borrowing and $325 in issuance of common stock resulting from the exercise of stock options as reduced by $240,578 in principal payments of debt.

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

In our Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and months ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags on January 23, 2012. We responded promptly and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

We have not been named in any further material legal proceedings. In addition to the matter above and in the normal course of conducting business, we may become involved in litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity or results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on May 25, 2012. There were 14,497,251 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Withheld	Abstain	Broker Non-Votes
Joseph T. Aveni	10,800,536	10,400	33,300	3,696,715
William L. Lechtner	10,800,536	400	33,300	3,696,715
Charles C. MacMillan	10,800,536	10,000	33,300	3,696,715
John W. Spirk, Jr.	10,800,536	400	33,300	3,696,715
Dr. Steven Tsengas	10,800,536	10,600	33,300	3,696,715

A vote was taken on the proposal to ratify the appointment of Neece, Malec, Seifert & Vitaz, Inc. as our independent auditors for the year ending December 31, 2012. Of the 14,497,251 shares present at the meeting in person or by proxy, 13,729,372 were voted in favor of such proposal, 19,110 shares were voted against such proposal, and 5,668 shares abstained from voting.

A vote was taken on the proposal to amend the 2008 Stock Option Plan to increase the number of options authorized from 1,000,000 to 1,750,000. Of the 14,497,251 shares present at the meeting in person or by proxy, 10,755,063 were voted in favor of the amendment, 70,750 shares were voted against the amendment and 8,350 shares abstained from voting.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

10.67*	Lease between the Company and SENK Properties, LLC dated August 10, 2012.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: August 14, 2012	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

