Form 10-Q
period 2012-09-30
OURPETS CO
filed 2012-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2012	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of November 9, 2012, the Registrant had outstanding 15,817,560 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,819,208 shares of Common Stock and warrants exercisable for 4,930,257 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of November 9, 2012.

CONTENTS

Page Number
Part 1 – Financial Information
Item 1 – Financial Statements (Unaudited):
Consolidated Balance Sheets of OurPet’s Company and Subsidiaries as of September 30, 2012 and December 31, 2011	3
Consolidated Statements of Operations of OurPet’s Company and Subsidiaries for the three month and nine month periods ended September 30, 2012 and 2011	5
Consolidated Statement of Changes in Stockholders’ Equity of OurPet’s Company and Subsidiaries for the nine month period ended September 30, 2012	6
Consolidated Statements of Cash Flows of OurPet’s Company and Subsidiaries for the nine month periods ended September 30, 2012 and 2011	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Forward Looking Statements	12
Overview	12
Results of Operations	13
Liquidity and Capital Resources	15
Critical Accounting Policies/Estimates	17
Off-Balance Sheet Arrangements	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 – Controls and Procedures	18
Part II – Other Information
Item 1 – Legal Proceedings	18
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3 – Defaults Upon Senior Securities	18
Item 5 – Other Information	19
Item 6 – Exhibits	19
Signatures	20
Certifications

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$220,112	$364,978
Accounts receivable - trade, less allowance for doubtful accounts of $48,866 and $ 39,866	2,070,799	2,370,022
Inventories net of reserve	5,415,961	6,111,318
Prepaid expenses	248,868	230,525
Deferred Tax Asset	155,279	155,279
Total current assets	8,111,019	9,232,122

PROPERTY AND EQUIPMENT
Computers and office equipment	828,570	719,328
Warehouse equipment	500,587	500,587
Leasehold improvements	244,832	234,890
Tooling	3,910,028	3,869,499
Construction in progress	347,744	231,975
Total	5,831,761	5,556,279
Less accumulated depreciation	3,737,645	3,291,415
Net property and equipment	2,094,116	2,264,864

OTHER ASSETS
Patents, less amortization of $274,408 and $243,657	293,842	279,623
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	38,111	28,228
Total other assets	860,464	836,362

Total assets	$11,065,599	$12,333,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	September 30, 2012	December 31, 2011
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	497,199	737,923
Accounts payable - trade	1,998,627	2,496,891
Accrued expenses	272,633	284,903
Total current liabilities	2,868,459	3,619,717

LONG-TERM LIABILITIES
Long-term debt - less current portion above	166,188	277,762
Revolving Line of Credit	2,704,996	3,085,964
Deferred Income Taxes	188,543	199,577
Total long term liabilities	3,059,727	3,563,303

Total liabilities	5,928,186	7,183,020

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,817,560 and 15,809,023 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	4,554,192	4,554,192

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at September 30, 2012	865,312	865,312

PAID-IN CAPITAL	27,000	-

ACCUMULATED DEFICIT	(911,770)	(871,855)
Total stockholders' equity	5,137,413	5,150,328

Total liabilities and stockholders' equity	$11,065,599	$12,333,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$4,269,952	$4,516,078	$14,213,342	$14,490,499

Cost of goods sold	3,216,957	3,848,527	10,758,318	10,893,987

Gross profit on sales	1,052,995	667,551	3,455,024	3,596,512

Selling, general and administrative expenses	1,200,874	1,065,309	3,395,142	3,044,356

Income (loss) from operations	(147,879)	(397,758)	59,882	552,156

Other (income) and expense	68	(12,883)	(8,344)	(22,868)
Interest expense	36,019	43,145	119,174	135,635

Income (loss) before income taxes	(183,966)	(428,020)	(50,948)	439,389

Income tax (benefit) expense	(53,869)	(142,965)	(11,033)	166,060

Net income (loss)	$(130,097)	$(285,055)	$(39,915)	$273,329

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income (loss)	$(0.01)	$(0.02)	$(0.01)	$0.01

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	15,811,250	17,614,608	15,809,771	17,976,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

	Preferred Stock			Series 2009 Preferred Stock		Common Stock				Total
	Number of Shares		Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2011	66,000		$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

Net income (loss)	-		-	-	-	-	-	-	(39,915)	(39,915)

Common Stock Issued upon exercise of Stock Options	-		-	-	-	8,537	-	-	-	-

Stock-Based compensation expense	-	-	-	-	-	-	-	27,000	-	27,000

Balance at September 30, 2012	66,000		$602,679	123,616	$865,312	15,817,560	$4,554,192	$27,000	$(911,770)	$5,137,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(39,915)	$273,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	446,229	396,189
Amortization expense	30,751	28,195
Stock option expense	18,000	18,000
Warrant expense	9,000	18,000
(Increase) decrease in assets:
Accounts receivable - trade	299,223	(135,497)
Inventories	695,357	(165,591)
Prepaid expenses	(18,343)	(113,427)
Deferred Tax Asset less Valuation Allowance	-	55,116
Patent cost additions (net)	(44,970)	(24,517)
Deposits and other assets	(9,883)	134,710
Increase (decrease) in liabilities:
Accounts payable - trade	(498,264)	441,307
Accrued expenses	(12,270)	(188,627)
Deferred tax liabilities	(11,034)	97,735
Net cash provided by operating activities	863,881	834,922

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(275,481)	(549,029)
Net cash used in investing activities	(275,481)	(549,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(352,298)	(777,646)
Proceeds from Ohio 166 Loan		225,000
Borrowings on bank line of credit	-	263,964
Payment on bank line of credit	(380,968)	-
Issuances of Common Stock	-	325
Net cash used in financing activities	(733,266)	(288,357)
Net decrease in cash	(144,866)	(2,464)

CASH AT BEGINNING OF PERIOD	364,978	78,673
CASH AT END OF PERIOD	$220,112	$76,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$95,561	$185,253
Income taxes paid	$-	$27,328

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$3,500	$9,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

BASIS OF PRESENTATION

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations ,and cash flows. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu Company and SMP Company, Incorporated (collectively, the “Company”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 4, 2012. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2012 and December 31, 2011 consist of:

	2012	2011
Finished goods	$3,929,290	$4,462,724
Components, packaging and work in process	1,667,027	1,799,091
Inventory reserve	(180,356)	(150,497)
Total	$5,415,961	$6,111,318

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2012 and 2011 are shown below:

	2012	2011
Beginning balance	$150,497	$0
Increases to Reserve	142,398	588,226
Write offs against reserve	(112,539)	(437,729)
Ending balance	$180,356	$150,497

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2012

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

During 2012, monthly accruals are being made to account for obsolete and excess inventory. A quarterly review is performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment is needed for the end of the third quarter of 2012.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at September 30, 2012 and December 31, 2011 in the amount of $48,866 and $39,866 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, Senk Properties, LLC, at a current monthly rental of $27,250 plus real estate taxes. The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. This facility replaces the Hagerstown, Maryland facility which housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2012

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

For the three months ended September 30, 2012, 30.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $879,131 and $435,951 respectively which represents 20.6% and 10.2% of total revenue.

For the three months ended September 30, 2011, 28.4% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $829,393 and $453,645, respectively, which represents 18.4% and 10.0% of total revenue.

For the nine months ended September 30, 2012, 19.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $2,733,362.

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

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”)whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000 to 1,750,000 from 1,000,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2012, common shares that are or could be potentially dilutive include 1,819,208 stock options at exercise prices from $0.22 to $0.98 a share, 4,930,257 warrants to purchase common stock at exercise prices from $0.2796 to $0.9916 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share, and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

As of September 30, 2011, common shares that were or could be potentially dilutive included 1,900,208 stock options at exercise prices from $0.20 to $1.55 a share, 4,961,876 warrants to purchase common stock at exercise prices from $0.281 to $1.4316 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share, and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2012

(Unaudited)

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of September 30, 2012, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $575,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. For the first nine months of 2012, the Company kept its deferred tax asset at $155,279 due to the “more likely than not” utilization of net operating loss carry forwards.

During the first nine months of 2012, the Company decreased its deferred tax liabilities by approximately $11,034 from $199,577 to $188,543. The decrease was for adjustments related to depreciation taken on assets previously claimed as Section 179 property.

The income tax benefit for the nine months ended September 30, 2012 was $11,033. During this same period, the Company made no further adjustments to its income tax accrual accounts.

At September 30, 2011, the Company also had net operating loss carry forwards for federal income tax purposes of approximately $575,000.

For the third quarter ending September 30, 2011, the Company recognized a reduction of approximately $135,000 in federal income tax expense, an increase in Maryland state income tax expense of approximately $9,800 (approximately $5,500 related to 2010 and approximately $4,300 estimated for 2011) and a reduction of approximately $17,700 in local income tax expense. These adjustments were recorded to true up the various tax accrual accounts to reflect our best estimate of what is owed to each of the tax authorities as of September 30, 2011. In the third quarter of 2011, the Company also recognized a reduction in deferred tax liabilities of approximately $56,300 due to adjustments in the accelerated deductibility of various Section 179 properties.

For the nine months ended September 30, 2011, the Company recognized total federal income tax expense of approximately $160,000, Maryland state income tax expense of approximately $9,800, and a local income tax benefit of approximately $3,600 to correct for an overpayment for the 2010 tax year.

The effective tax rate for both the three and nine months ended September 30, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2011 and September 30, 2012. A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying values of certain balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the consolidated financial statements. On October 31, 2012, the Company had approximately $363,000 of subordinated debt and accrued interest become due and payable to one note holder. As of the date of this report, the Company has not paid this outstanding balance since to do so would put the Company in further violation of the debt service coverage ratio required by its bank. For further details, please see page 16 in the Liquidity and Capital Resources sections of this report.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vest immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. A copy of the form of subordinate note and the form of warrant issued to each note holder are included as Exhibits 10.68 and 10.69 to this report.

The Company is also finalizing a commitment from its bank to (i) extend the Company’s line of credit facility through June 30, 2014 and ( ii) provide a new $500,000 term loan. Further details are provided in the Liquidity and Capital Resources sections of this report on page 16.

RECENT ACCOUNTING PRONOUNCEMENTS

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, FASB issued updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer. According to the 2011/2012 APPA National Pet Owners Survey, approximately 72.9 million U.S. households currently own a pet with an estimated pet population of 78.2 million dogs, 86.4 million cats and 16.2 million birds..

As discussed below and in Liquidity and Capital Resources on Pages 15 through 17, we have funded our operations principally from operating activities for the year ended December 31, 2011 and for the nine months ended September 30, 2012.

Under our credit facilities with our bank we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At September 30, 2012 we had a balance due of $2,704,996 under the line of credit with the bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

In the following discussion all references to 2012 are for the three months ended September 30, 2012 and all references to 2011 are for the three months ended September 30, 2011.

Net revenue for 2012 was $4,269,952, a decrease of 5.5% in revenue from $4,516,078, in 2011, consisting of net sales of proprietary products for the retail pet business. This decrease of approximately $246,000 resulted from the net of: (i) increased sales to our largest customer of approximately $50,000, (ii) increased sales to new customers of approximately $64,000, (iii) net decreased sales to one club stores customer of approximately $307,000, and (iv) decreased sales to all other customers of approximately $53,000.

Total sales to all customers of new products in the third quarter of 2012 were approximately $102,000. These included approximately (i) $83,000 of new Play-N-Squeak® products, and (ii) $19,000 of other new products. Our sales to foreign customers decreased by approximately $43,000, or 8%, from 2011 mainly due to decreased sales to customers in Canada.

Cost of goods sold decreased by approximately $632,000 or 16.4%, from $3,848,527 in 2011 to $3,216,957 in 2012. Approximately $406,000 of this decrease was due to the one-time charge for establishing a reserve for excess and obsolete inventory in the third quarter of 2011 that was not incurred in 2012. Other reasons for the decrease in cost of goods sold were the following: (i) the cost of purchased products sold and freight decreased 4.2%, or approximately $112,000, due to lower sales, (ii) salaries, wages, payroll taxes and benefits expenses for operations decreased by approximately $81,000, and (iii) other operating expenses decreased by approximately $33,000, mainly due to decreased depreciation. Our variable and fixed warehouse and overhead costs decreased by 16.0% from the comparable quarter in 2011 due to decreased payroll and depreciation expenses.

The net revenue decrease of 5.5% offset by the larger decrease in the cost of goods sold of 16.4% resulted in our gross profit on sales increasing by 57.7%, or $385,444, from $667,551 in 2011 to $1,052,995 in 2012. Gross profit margin increased from 14.8% in 2011 to 24.7% in 2012. This 9.9% increase in gross profit margin mostly came from not needing to recognize as large of an inventory reserve compared to the $450,000 recorded in the third quarter of 2011.

Selling, general and administrative expenses in 2012 were $1,200,874, an increase of 12.7%, or $135,565, from $1,065,309 in 2011. This increase resulted from (i) an increase of approximately $52,000 in marketing expenses primarily due to increased customer rebate costs and relocation expenses, (ii) an increase of approximately $53,000 in salary and payroll expenses, (iii) an increase of approximately $24,000 in IT expenses mainly related to our ERP system and EDI activity, (iv) a decrease in bad debt expense of approximately $21,000, and (v) an increase in remaining selling, general and administrative expenses of approximately $28,000.

“Loss from operations” improved by $249,879 from a loss of $397,758 in 2011 to a loss of $147,879 in 2012. This improvement is largely attributed to the increase in gross profit on sales due to the lower inventory reserve expense.

Other income was negligible in 2012 compared to $12,883 in 2011. Other income in 2011 was primarily from our receipt of $13,333 as settlement from a competitor in connection with a patent infringement lawsuit we had filed against them.

Interest expense for 2012 was $36,019, a decrease of $7,126, from $43,145 in 2011. This change was due to (i) an increase in interest expense for our bank line of credit of approximately $3,200, resulting from a higher average balance of approximately $2,763,000 in 2012 from $2,473,000 in 2011 (interest rate remained the same at 3.75%), (ii) an increase in interest expense of approximately $1,400 from the addition of a $225,000 State of Ohio 166 loan obtained in September 2011, and (iii) an increase in interest expense of approximately $300 from a lease obtained for inventory scanning equipment. These increases were offset by (i) a decrease in interest expense of approximately $6,900 related to the reduction during the end of 2011 of outstanding balances of contributor notes from $767,500 to $300,000 and (ii) a decrease in interest expense of approximately $5,100 from the reduced principal balances of existing term loans.

Income tax benefit decreased by $89,096 from $142,965 in 2011 to $53,869 in 2012. The reduction was primarily due to (i) a decrease in federal income tax benefit for 2012 versus 2011 of approximately $81,000 due to a larger loss in 2011, (ii) a decrease in the estimate of local tax benefit of approximately $18,000, and (iii) a decrease in Maryland state income tax expense of approximately $10,000.

Net loss for 2012 was $130,097 as compared to a net loss of $285,055 for 2011, or an increase in profitability of $154,958. This increase was a result of the following changes from 2011 to 2012:

Net revenue decrease of 5.5%	$(246,126)
Cost of goods sold decrease of 16.4%	631,570
Gross profit on sales increase of 57.7%	385,444
Selling, general and administrative expenses increase of 12.7%	(135,565)
Income from operations, increase	249,879
Other income and expense, net decrease	(12,951)
Interest expense decrease of 16.5%	7,126
Income tax benefit decrease	(89,096)
Increase in Profitability	$154,958

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

In the following discussion all references to 2012 are for the nine months ended September 30, 2012 and all references to 2011 are for the nine months ended September 30, 2011.

Net revenue for 2012 was $14,213,342, a decrease of 1.9% in revenue from $14,490,499 in 2011, consisting of net sales of proprietary products for the retail pet business. This decrease of approximately $277,000 was the net result of (i) a one- time promotional sale of $1,710,000 in 2011 that did not occur this year, (ii) increased sales to new customers of approximately $556,000, (iii) increased sales to our top five largest existing customers of approximately $868,000, and (iv) a net increase of approximately $9,000 of sales to all other customers.

Total sales to all customers of new products in 2012 that were not sold in 2011 were approximately $1,879,000. These included $975,000 of new Play-N-Squeak products, $446,000 of new Durapet fashion bowls, $277,000 of new Cosmic products, and approximately $181,000 of all other new products. Our Play-N-Squeak and Cosmic Pet product sales increased approximately $1,129,000 and $556,000 respectively over the same period a year ago. Our sales to foreign customers increased by approximately $364,000, or 26%, from 2011 mainly due to increased sales to customers in Brazil, Japan, and the United Kingdom.

Cost of goods sold decreased by 1.3%, from $10,893,987 in 2011 to $10,758,318 in 2012. Comprising this approximately $136,000 decrease in cost of goods sold were the following: (i) the cost of purchased products sold and freight increased 3.6%, or approximately $296,000, despite the decrease in sales, mainly due to sales of slower moving inventory and increased freight out costs, (ii) reserves for excess and slow moving inventory decreased approximately $318,000, (iii) salary and payroll expenses decreased approximately $211,000, and (iv) other operating expenses increased by approximately $97,000 and are mostly attributed to the Cosmic Pet facility and included increased warehouse rent and moving expenses. Our variable and fixed warehouse and overhead costs decreased by 3.4% from the comparable nine months in 2011 due to the lower payroll expenses.

The net revenue decrease combined with the slight decrease in cost of goods, resulted in our gross profit on sales decreasing by 3.9%, or $141,488, from $3,596,512 in 2011 to $3,455,024 in 2012. Gross profit margin remained fairly constant changing from 24.8% in 2011 to 24.3% in 2012.

Selling, general and administrative expenses in 2012 were $3,395,142, an increase of 11.5%, or $350,786, from $3,044,356 in 2011. This increase was a result of (i) an increase in salaries and wages, payroll taxes, and employee benefits of approximately $162,000, (ii) an increase in sales and marketing expenses of approximately $100,000, mainly due to increased expenses related to Smartscoop® advertising and new employee relocation expenses, (iii) an increase in travel and entertainment expenses of approximately $45,000, (iv) an increase in IT costs of approximately $54,000 as we invested in upgrading our IT infrastructure and software support, and (v) an increase in other expenses of approximately $19,000. These increases were offset by a decrease in bad debt expense of approximately $29,000.

Income from operations decreased by $492,274 from $552,156 in 2011 to $59,882 in 2012, as a result of our gross profit on sales decreasing by $141,488, or 3.9%, and selling, general and administrative expenses increasing by $350,786 or 11.5%. Approximately 29% of the decrease came from the decrease in gross profit on sales with the other 71% coming from the increased selling, general and administrative costs.

Other income for 2012 was $8,344, compared to $22,868 in 2011. In June, 2012, the Company was awarded a $7,000 grant from the City of Mentor towards its relocation of the Cosmic Pet operation to Mentor, Ohio. Other income in 2011was primarily from our receipt of settlements from competitors in connection with patent infringement lawsuits we had filed against them.

Interest expense for 2012 was $119,174, a decrease of $16,461 from $135,635 in 2011. For 2012, we experienced (i) an increase in interest expense for our bank line of credit of approximately $10,200, resulting from a higher average balance of approximately $2,913,000 in 2012 from approximately $2,583,000 in 2011 (interest rate remained the same at 3.75%), (ii) an increase in interest expense of approximately $4,500 from the addition of a $225,000 State of Ohio 166 loan obtained in September 2011, and (iii) an increase in interest expense of approximately $300 from a lease obtained for inventory scanning equipment . However, these increases were offset by (i) a decrease in interest expense of approximately $19,000 related to the reduction during 2011 of outstanding balances of contributor notes from $767,500 to $300,000 and (ii) a decrease in interest expense of approximately $11,300 from the reduced principal balances of existing term loans. A decrease of miscellaneous finance charges accounted for the other approximately $1,100 in lower interest expense from 2012 to 2011.

Income tax benefit in 2012 was $11,033 compared to an income tax expense of $166,060 in 2011. The $177,093 decrease was mainly due to (i) a decrease in federal income tax expense for 2012 versus 2011 of approximately $170,900 due to a loss in 2012, (ii) a decrease in state tax expense of approximately $9,800, and (iii) a decrease in local income tax benefit of approximately $3,600.

Net loss for 2012 was $39,915 as compared to net income of $273,329 for 2011, or a decrease in profit of $313,244. This decrease was a result of the following changes from 2011 to 2012:

Net revenue decrease of 1.9%	$(277,157)
Cost of goods sold decrease of 1.3%	135,669
Gross profit on sales decrease of 3.9%	(141,488)
Selling, general and administrative expenses increase of 11.5%	(350,786)
Income from operations , decrease	(492,274)
Other income, net decrease	(14,524)
Interest expense decrease of 12.1%	16,461
Income tax expense decrease	177,093
Decrease in profitability	$(313,244)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $310,740 in available funds at September 30, 2012 based upon the balance of accounts receivable and inventories at that date.

As of September 30, 2012, we had $3,468,383 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,704,996
Bank term note ($500,000 original balance)	4.18%	145,340
Contributor notes payable	Prime plus 2%	300,000
Capitalized Leases	Various	31,799
Ohio 166 Loan	3.00%	186,248
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $2,704,996 which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at September 30, 2012 was $3,015,736. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability.

Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000 through the quarter ending September 30, 2011, thereafter increasing to $4,500,000 starting with the quarter ending December 31, 2011; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio), or repay any subordinated debt and accrued interest.

On March 26, 2012, our bank amended how we calculate the debt service coverage ratio for the reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012. A copy of the “Loan Amendment” was filed as Exhibit 10.66 with the Company’s 10-K as filed on April 4, 2012. At September 30, 2012, we were not in compliance with the covenant and default provisions under the amended agreement with the bank and had a debt service coverage ratio of 0.75 and a tangible net worth of $4,676,948. We have received a covenant waiver from our bank for the trailing twelve months ended September 30, 2012, whereby the bank waived its rights and remedies of our breaches of the covenants described above A copy of the waiver is attached as Exhibit 10.70 to this report. Our bank is also in the process of amending how our debt service financial covenant will be calculated.

The Company is presently finalizing a commitment from its bank for two facilities: (1) an extension of the $5,000,000 line of credit facility to June 30, 2014, and (2) a new $500,000 loan with a 3 year term at a fixed interest rate of approximately 5.35%. Approximately $145,000 of this new term loan will be used to pay off the remaining balance on an earlier bank term loan originated in July, 2010. In return for their personal guarantee of OurPet’s repayment of both facilities, Dr. Steven Tsengas and Evangelina Tsengas will be issued 375,000 warrants, which is a ratio of one warrant to every eight dollars of additional obligation they guarantee. The Tsengas’s had previously provided personal guarantees of up to $2,500,000 of the line of credit facility. The warrants will vest immediately, have an exercise price equal to the market share price on the day of loan closing, and will have a five year term. The warrant issuance is consistent with how the Company has in the past compensated loan guarantors.

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan has a fixed interest rate of 4.61% and was payable monthly over a three year period in equal installments of $23,859 that include interest. The loan was secured by our accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At September 30, 2012, this loan was completely paid off.

On July 16, 2010, we obtained an additional $500,000 term loan from our bank in connection with our 2010 asset purchase of Cosmic Pet. The loan is payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan is secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. At September 30, 2012, the principal balance outstanding was $145,340.

Contributor notes totaling $1,367,500 were issued in 2008 to fund patent litigation expenses related to a lawsuit filed against us by a competitor. In February 2010, the amount of $600,000 was retired from the notes through a cash payment of $329,988 and conversion of $270,012 of the notes to Preferred Stock. Of the remaining $767,500 in outstanding contributor notes, $317,500 was paid off in July, 2011; $100,000 was paid off in August, 2011; and $50,000 was paid off in October, 2011. At September 30, 2012, the outstanding amount of contributor notes was $300,000. On October 31, the Company had $300,000 of subordinated debt and approximately $63,000 of accrued interest become due and payable to one note holder. The original obligation was a four year term loan with interest accruing at a rate of prime plus 200 basis points (5.25%) as of October 31, 2012. As of the date of this report, the Company has not paid this outstanding balance since to do so would put the Company in further violation of its debt service ratio coverage as required by its bank The Company fully intends on repaying this loan as permitted upon compliance with its bank’s financial covenants. Effective November 1, 2012, the interest rate on this loan increased to prime plus 500 basis points (8.25% as of the date of this report).

On July 29, 2010, the Company assumed two capital leases for equipment purchased from Cosmic Pet. The capital leases were payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At September 30, 2012, the remaining balance on these capital leases totaled $1,528.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of September 30, 2012, the remaining balance on this capital lease totaled $30,271.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 loan program. Funds were used to purchase new tooling for our raised feeder product line. The Loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments begin on November 1, 2011 with a maturity date of October 1, 2016. At September 30, 2012, this loan had a principal balance outstanding of $186,248.

The other notes payable are due in the amount of $75,000 on December 1, 2013, to Beachcraft L.P. and $25,000 on November 1, 2013, to Over the Hill Ltd., plus accrued interest. Our indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain the customary covenants and default provisions.

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

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties. A copy of the form of note issued to each party is attached to this report as Exhibit 10.68. The Notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%) and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vest immediately, have an exercise price of $.50 per share and have a five year term expiring on November 8, 2017. A copy of the form of warrant issued to each party is attached to this report as Exhibit 10.69.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2011, although inventories increased by approximately $535,000, we relied primarily on funds from operating activities to fund operations.

For the remainder of 2012, we should be able to fund our operating cash requirements primarily through inventory reductions and net income. Based on our bank’s amended loan covenants we expect to meet the debt service coverage ratios and tangible net worth required by our bank to maintain our line of credit facility. We have no material commitments for capital expenditures.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $863,882. Cash of $464,065 was provided by the net loss for the six months of $39,915, plus the non-cash charges for depreciation of $446,229, amortization of $30,751, stock option expense of $18,000 and warrant expense of $9,000. Cash was provided by the net change of $399,816 in our operating assets and liabilities as follows:

Accounts receivable decrease	$299,223
Inventories decrease	695,357
Prepaid expenses increase	(18,343)
Patent costs increase	(44,970)
Deposits and other assets increase	(9,883)
Accounts payable decrease	(498,264)
Accrued expenses decrease	(12,270)
Deferred Tax liability, decrease	(11,034)

Net change	$399,816

Net cash used in investing activities for the nine months ended September 30, 2012 was $275,482. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the nine months ended September 30, 2012 was $733,266 and consisted of payments on the bank line of credit of $380,968 and by principal payments on debt of $352,298.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $834,922. Cash was provided by the net income for the nine months of $273,329, as well as the non-cash charges for depreciation of $396,189, amortization of $28,195, stock option expense of $18,000, and warrant expense of $18,000. Cash was also provided by the net change of $101,209 in our operating assets and liabilities.

 Net cash used in investing activities for the nine months ended September 30, 2011 was $549,029, which was used for the acquisition of tooling, computer software and equipment. Cash used in financing activities for the nine months ended September 30, 2011 was $288,357 and consisted of $263,964 in net bank line of credit borrowing, $225,000 in additional term debt borrowings from the state of Ohio 166 program, and $325 in issuance of common stock resulting from the exercise of stock options. Cash from financing activities was reduced by $777,646 in principal payments of term debt consisting of $417,500 of contributor’s notes with the balance being the reduction of bank term loans, capital leases, and installment notes.

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

In our Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags on January 23, 2012. We responded promptly and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against us that would have a material adverse effect or impact on our financial position, liquidity or results of operations. As of the date of this filing, we have not been notified by the State of California regarding its final ruling on this matter.

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

In connection with the issuance of $350,000 in subordinated notes to four parties, OurPet’s issued 350,000 warrants to the note holders at a ratio of one warrant for each one dollar of funds loaned. The warrants vest immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. A copy of the form of warrant issued to each note holder is attached to this report as Exhibit 10.69.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.68*	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.

10.69*	Form of Warrant issued by OurPet’s Company on November 8, 2012.

10.70*	Covenant waiver issued by First Merit Bank to OurPet’s Company on November 5, 2012.

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2012	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

