Form 10-K
period 2012-12-31
OURPETS CO
filed 2013-03-29
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Registrant’s revenues for the fiscal year ended December 31, 2012 were $20,160,751. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $3,531,094 as of March 15, 2013. As of March 15, 2013, the registrant had outstanding 15,883,560 shares of Common Stock.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2012

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

Introductory Note

OurPet’s Company, a Colorado corporation, is engaged in developing, manufacturing, and marketing various proprietary products for the retail pet business. As used herein, the terms “OurPet’s,” “we,” “us,” and “our” include each of our subsidiaries, unless the context otherwise requires.

PART I

Item 1. Business.

Our management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger no affiliation or other relationship existed between Manticus and us or our shareholders. Operations for the newly merged entity were, and continue to be, conducted in Ohio. Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’ Articles of Incorporation were amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the pet specialty, mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys and other cat products such as scratchers and cat treats.

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To Exceed pet and guardian expectations with innovative solutions.” The products sold have increased from the initial “Big Dog Feeder” to approximately 600 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

According to the most recent 2011/2012 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.®, approximately 72.9 million U.S. households reported owning a pet with an estimated pet population of 78.2 million dogs, 86.4 million cats, and 16.2 million birds.  According to APPA, total US pet industry sales exceeded $50 billion in 2011. For the same period, US retail sales of pet supplies (OurPet’s segment) totaled $11.1 billion, which represents an increase of 2% over 2010. During the five-year 2007-2011 period, the market grew by 11% representing a compound annual growth rate of 2.6%. Before the “Great Recession of 2008-2009,” annual US pet industry growth was in the range of 4.5-6%. As the economy recovers, Packaged Facts, a provider of authoritative consumer market research, predicts an improving growth trend for pet supplies resulting from pent-up demand. Annual sales growth is predicted at 3% in 2012, climbing to 5% in 2015 and 2016. Compound annual growth rate is projected at 4% during 2011-2016.

Market factors pointing to a healthier growth rate include the industry’s success in playing up the human-animal bond, driving sales of premium products; the strong market presence of upper-income households willing to spend heavily on pet supplies; the growing population of pets with specialized health needs (approximately 40% of pets are seniors) and the expansion of the pet specialty channel. In summary, the pet industry has again proven to be recession resistant, continuing to grow in spite of weakness in the overall economy.

We sell our products in the following market segments:

Mass retailers—e.g. Wal-Mart

Pet superstores—e.g. PetsMart

Regional Pet Chains—e.g. Pet Supplies Plus

Pet catalogues—e.g. Drs. Foster & Smith

Internet—Amazon.com

Clubs—e.g. Costco

Military Exchange chains—e.g. AAFES

Grocery chains—e.g., Kroger

Pet food manufacturers—e.g., Ralston Purina

Pet distributors—e.g. Bradley Caldwell

International customers—e.g., Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 400 customers to whom we sell products, with the total number and identity of our customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10% or more of our sales. For the year ended December 31, 2012, $3,721,860 (18.5%) of our revenue was derived from Wal-Mart.

We currently market products, such as: dog, cat, and bird feeders; dog and cat toys; cat and dog waste management products; catnip products; and natural, nutritional pet supplements and topical products. We conduct our marketing and sales activities through 14 employees and 22 independent sales agents. Domestic independent sales agents are paid commissions, which range from 3% to 10% of net sales to customers.

Our marketing strategies include, among others: trade shows; customer visitation; social media; telemarketing; direct mail; trade journal advertising; product sampling programs; and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys, and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, the Far East, and Mexico.

Most of our products are proprietary and we have been granted or assigned 86 United States and international patents for dog and cat feeders and have 60 United States and international patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered our logo, “OurPet’s”, as a registered trademark. To protect our trade names we obtained 61 additional trademark registrations and applied for 11 trademark registrations, which are still pending.

As of March 15, 2013, we had a total of 55 employees, 47 being full time employees consisting of 4 officers; 12 employees in sales and marketing; 3 employees in business & product development; 4 employees in finance and administration; 1 employee in IT; 6 employees in operations; and a combined 17 full time and 8 part time employees in production, warehousing and shipping at our Fairport Harbor, Ohio, and Mentor, Ohio, facilities. Most of our manufacturing is subcontracted to outside vendors. However, we do perform some light manufacturing at our Mentor, Ohio, facility for the production of catnip products. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppages, nor to our knowledge, are any threatened.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $226,307 for the year ended December 31, 2012 and $237,094 for the year ended December 31, 2011.

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

We are one of many companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with domestic and foreign companies, who also manufacture their products in low cost areas such as Mexico, India, and the Far East. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely affect our sales if this trend continues or these retailers are unable to emerge from bankruptcy protection.

Financing may not be available when required by us.

We may need financing for working capital, new product launches, warehouse equipment, research and development of new products, strategic acquisitions, and molds and tooling to produce new products. If the financial resources are not available when needed or are not available on affordable terms, then our ability to fund operations will be hampered.

The loss of key personnel could adversely affect our operations.

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; John M. Silvestri, President and Chief Operating Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; and Scott R. Mendes, Chief Financial Officer. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 86 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability, and competitors might successfully challenge the validity, scope. or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Plus the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 60 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

Our ability to compete may decline if we are required to enforce or defend our intellectual property rights through costly litigation or administrative proceedings.

On February 16, 2011 we settled a litigation filed against us by a competitor that alleged we infringed upon certain patents for self-cleaning litter boxes. If we had not been successful in defending this litigation and settling it, we would not have been able to sell our SmartScoop™ self-scooping cat litter box. Plus we could have incurred costs for damages paid to our competitor and for the write-off of our product development and tooling costs for our product. While we were successful in defending against this litigation, the cost of our defense has had a negative impact on our profitability. Overall, proceedings to enforce or defend our intellectual property rights could result in substantial costs, even if the eventual outcomes are favorable to us. These additional costs would divert both funds and other resources from our business objectives. If the outcome of any such proceedings is unfavorable and competitors are able to use our patented products without payment to us, our ability to compete effectively could be harmed.

Many competitors who have greater resources and experience than we do may develop patented products that make ours obsolete.

We face intense competition in our business and many of these competitors have significantly greater financial and human resources than we do. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Our competitors may develop patented products that are superior alternatives to ours, thereby rendering our products obsolete. If that happens, we may need to license these technologies; and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

The exercise of too many warrants and stock options would dilute the value of the Common Stock and stockholder voting power.

We currently have 15,883,560 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2012, we had outstanding 189,616 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,896,160 shares of Common Stock at conversion rates of $1.00 per share for 66,000 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of December 31, 2012, we had outstanding 5,462,762 warrants to purchase an aggregate of 5,462,762 shares of Common Stock at exercise prices ranging from $0.326 to $0.988 per share and options to purchase an aggregate of 1,813,208 shares of Common Stock at exercise prices ranging from $0.222 to $0.980 per share. We have reserved an aggregate of 2,459,500 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

Resale of our securities is and will continue to be subject to restrictions.

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

Possible Volatility of Market Price of Common Stock.

The market price of our securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced and expect to continue experiencing limited trading volume in our Common Stock.

We may experience impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill and other intangible assets for impairment at least annually, and between annual tests if events or circumstances warrant such a test. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant area of business. For any of the goodwill or intangible assets, if we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations. The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed. If our projected long term sales growth rate, profit margins, or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment. We would then have to record a non-cash impairment loss in our statement of operations. See notes to the consolidated financial statements included in this annual Report on Form 10-K.

Our officers and directors own a controlling interest in our stock and investors have a limited voice in our management.

The Company’s executive officers and directors and their affiliates together control more than 60% of the Company’s voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

Item 1B. Unresolved Staff Comments - None

Item 2. Properties.

We lease a 64,000 square foot production, warehouse and office facility in Fairport Harbor, Ohio, from a related entity, Senk Properties LLC, at a current monthly rental of $27,250 plus real estate taxes. Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s.

The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years, and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years, and lastly $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio, with payments due on the first day of each month starting on January 1, 2012. This facility replaces the Hagerstown, Maryland, facility which housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years, and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

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

Item 3. Legal Proceedings.

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California, in connection with our waste management PIK-Up Bags. The notice cited a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable, ”degradable,” or “decomposable,” if it does not break down, fragment, biodegrade, or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we were required to cease selling such product in the State of California. We may also be subject to financial penalties as a result of this violation; however, because the matter is still pending with the district attorney, we remain unable to quantify what the penalties may be at this time. We continue to cooperate with the State of California and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

In addition to the above matters and in the normal course of conducting its business, we may become involved in various other litigation matters, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on the Over-The-Counter Bulletin Board Market under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2011	1.00	0.76
June 30, 2011	0.85	0.70
September 30, 2011	0.80	0.60
December 31, 2011	0.69	0.32
March 31, 2012	0.59	0.40
June 30, 2012	0.54	0.36
September 30, 2012	0.59	0.40
December 31, 2012	0.45	0.35

As of March 15, 2013, we had approximately 302 holders of record of our Common Stock.

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

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2012 and 2011 the Company paid $51,919 in cash dividends to holders of this Series 2009 Preferred Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements.”

Overview

OurPet’s develops, designs, produces, and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. These products form our portfolio of brands, including: Play-N-Squeak® www.playnsqueak.com; SmartScoop® www.smartscoop.com; ecoPure Naturals® www.ecopurenaturals.com; Flappy® Dog Toys www.flappydogtoys.com; Go! Cat Go®! cat toys; Cosmic Pet® cat products; Durapet® premium stainless steel bowls; and Pet Zone® dog waste management products, wild bird feeders, dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

Consolidated net revenue for 2012 was $20,160,751, an increase of approximately 2.5% in revenue from $19,667,134 in 2011. This increase resulted from increased sales to national chain customers, regional chain customers, and E-Commerce customers. Cosmic Pet product sales increased by approximately $611,000 over 2011 Cosmic Pet product sales.

Cost of goods sold decreased by a net of $97,466, or 0.7%, from $15,027,238 in 2011 to $14,929,772 in 2012. Our variable and fixed warehouse and overhead costs decreased by approximately $263,000, or 7.4%, from the comparable twelve months in 2011. Gross profit margin increased by a net of 2.3% to 25.9% in 2012 from 23.6% in 2011.

Selling, general and administrative (“S, G & A”) expenses in 2012 were $4,818,464, an increase of 12.9%, or $548,765, from $4,269,699 in 2011

Interest expense for 2012 was $158,269, a decrease of $18,760, or 10.6%, from $177,029 in 2011. Income tax expense in 2012 decreased to $58,298 from $95,334 in 2011. Net income increased by $72,066, from $120,674 in 2011 to $192,740 in 2012.

During 2012, we had a net decrease of $826,932 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2012 and December 31, 2011 we had balances of $2,259,032 and $3,085,964, respectively, under the line of credit with our bank at an interest rate of prime plus .5%.

On March 26, 2012, our bank amended how we calculate the debt service coverage ratio for the reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012. At December 31, 2012, the Company was in compliance with all bank financial covenants.

The following summarizes our financing activities in 2012:

•	On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015.

•	On December 7, 2012, the Company entered into a Business Loan Agreement and into an Amendment to the Note related to OurPet’s current $5,000,000 revolving credit facility with its lender, FirstMerit Bank. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended to June 30, 2014 at an interest rate of prime plus .5%.

•	On December 7, 2012, the Company obtained a new $500,000 loan from FirstMerit Bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This new loan is payable over a three year term starting in January 2013 in equal monthly principal installments of $13,888 plus accrued interest at a fixed interest rate of 5.45%.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2012, we funded our operating cash requirements primarily through inventory reductions and net income. In 2013, we should be able to fund our operating cash requirements through net income and working capital lines of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2013.

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had approximately $1,310,569 in available funds at December 31, 2012 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2012, we had $3,713,713 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,259,032

Bank term note ($500,000 original balance)	5.45%	500,000
Ohio 166 note ( $225,000 original balance)	3.25%	175,488
Contributor notes payable	Prime plus 3% and 5%	650,000
Capitalized Lease	11.88%	29,193

Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $2,259,032, which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at December 31, 2012 was $3,569,601. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2014. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $3,000,000 through the quarter ending September 30, 2011, thereafter increasing to $4,500,000 starting with the quarter ending December 31, 2011; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio).

2012 Financing

On March 26, 2012, our bank amended how we calculate the debt service coverage ratio for the reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012. A copy of the “Loan Amendment” was filed as Exhibit 10.66 with the Company’s 10-K as filed on April 4, 2012. At September 30, 2012, we were not in compliance with this covenant and had a debt service coverage ratio of 0.75 (versus the required 1.15) and a tangible net worth of $4,676,948. We received a covenant waiver from our bank for the trailing twelve months ended September 30, 2012, whereby the bank waived its rights and remedies of our breaches of the covenants described above. A copy of the waiver was attached as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of December 31, 2012, the remaining balance on this capital lease totaled $29,193.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vest immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. A copy of the form of promissory note and form of warrant issued to each party are attached as Exhibits 10.68 and10.69, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.

On December 7, 2012, the Company entered into a new Business Loan Agreement and into an Amendment to Note related to OurPet’s current $5,000,000 revolving credit facility with our lender, FirstMerit Bank. Included in the Business Loan Agreement is a modification to the debt service ratio calculation whereby all newly obtained subordinated debt each year can offset unfunded capital expenditures. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended to June 30, 2014 at an interest rate of prime plus .5%. The credit facility and the term loan are collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and Subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, have personally guaranteed the repayment of the Credit Facility. In consideration for their guarantees, they were granted 312,500 warrants at an exercise price of $.42/share for the right to purchase OurPet’s Common Stock. The warrants vest immediately and have a five year term. As of December 31, 2012 the interest rate on the Line of Credit was 3.75% and the outstanding balance was $2,259,032. Copies of the Business Loan Agreement and the Amendment to Note were attached as Exhibits 10.71 and 10.72 respectively, to our Form 8-K filed with the SEC on December 13, 2012.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This new loan is payable over a three year term beginning in January 2013 in equal monthly principal installments of $13,889 plus accrued interest at a fixed interest rate of 5.45%. This loan was secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s Common Stock. A copy of the Promissory Note executed in connection with this new term loan was attached as Exhibit 10.73 to our Form 8-K filed with the SEC on December 13, 2012.

  At December 31, 2012, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio was calculated at 1.44 versus the required 1.15. Our tangible net worth was calculated at $5,199,564 versus the required $4,500,000. We were also in compliance of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $359,000.

Bank Loans Prior to 2012

On October 2, 2009, we obtained a $800,000 term loan from our bank. The $800,000 term loan was the second of two credit facilities extended to us by our bank in 2009, the other being a renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down the line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan had a fixed interest rate of 4.61% and was payable monthly over a 3 year period in equal installments of $23,859 including interest. Effective October 2, 2009, the line of credit’s interest rate was reduced to prime plus .5% from prime plus .75%. Both loans were secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. The $800,000 term loan was paid off in full on September 14, 2012. At December 31, 2011, this loan had an outstanding principal balance of $208,895.

 On July 16, 2010, we obtained a $500,000 term loan from our bank. $400,000 of that loan was used to pay off a debt obligation of Cosmic Pet Products, Inc. (“Cosmic Pet”) with the $100,000 balance used to purchase certain Cosmic Pet assets as part of our July 29, 2010 acquisition of Cosmic Pet. The loan was payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.86/share for the right to purchase OurPet’s Common Stock. The warrants have a five year term. Subsequent to their issuance, the warrants have been adjusted to 63,290 warrants exercisable at $.84/share in accordance with the warrants’ anti-dilution provisions. This loan had a principal balance outstanding of $271,802 at December 31, 2011. On December 8, 2012, the remaining $116,983 balance of this loan was paid off with a portion of the proceeds from the issuance of a new $500,000 term loan obtained from our bank that same day.

On October 18, 2010, we obtained a $500,000 increase in our line of credit from $2,000,000 to $2,500,000. The increase was used to meet working capital requirements. This increase was secured by our accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer and his wife have provided an unlimited guarantee of the Loan and for that guarantee were granted 62,500 warrants at $.98/share for the right to purchase OurPet’s Common Stock. The warrants have a five year term. Subsequent to their issuance the warrants have been adjusted to 63,290 warrants exercisable at $.97/share in accordance with the warrant anti-dilution provisions.

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

On January 19, 2011, we obtained a $450,000 short term loan from our bank to fund specific working capital requirements related to business growth. The Note matured on July 31, 2011 and provided for interest payments on the principal balance beginning March 1, 2011. This loan was also secured by our accounts receivable, inventory, equipment, trademarks, and patents. The interest rate was a variable rate based on our Bank’s prime rate plus .50% with the initial prime rate set at 3.25%. This loan was subsequently paid off on June 30, 2011 as part of our renegotiated revolving line of credit. (see June 28, 2011 entry below).

On January 24, 2011, we obtained permission from our bank to use both the $300,000 and $450,000 notes for general working capital requirements bringing the total line of credit facility up to $3,250,000. Both of these loans were subsequently paid off on June 30, 2011.

On June 28, 2011, we renegotiated our line of credit facility with our bank whereby we could borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. This represented a $1,750,000 increase in credit availability from the previous $3,250,000 credit facilities, which consisted of a $2,500,000 line of credit and the two short term notes of $300,000 and $450,000 each. The facility was converted into a two year revolving line of credit classified as a long term liability on our balance sheet. On June 30, 2011, we paid off the $750,000 outstanding under the short term notes. At December 31, 2012, we had a balance due under our bank line of credit of $2,259,032 at an interest rate of prime plus .50%. At December 31, 2011, we had a balance due of $3,085,964 under our bank line of credit at the same interest rate of prime plus .50%.

Contributor Agreements Prior to 2012

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $600,000. We used these funds for expenses related to litigation on certain of our SmartScoop™ products (the “SmartScoop™ Litigation”) and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at a grant price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants exercise price was adjusted down to $.50. As of December 31, 2012, they have been adjusted to 306,332 warrants exercisable at $0.490 per share in accordance with the warrant anti-dilution provisions. This $600,000 in loans was paid off in late January 2010 and early February 2010 in conjunction with the above referenced Series 2009 Preferred Stock offering.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned certain funds to us totaling an additional $292,500. We used the funds for additional expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at a grant price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at a grant price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants have been adjusted to 455,664 warrants exercisable at $0.490 per share in accordance with the warrant anti-dilution provisions. The $292,500 in loans was paid off in June and July 2011.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $125,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at grant prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants have been adjusted to 12,763 and 51,105 warrants exercisable at $0.490 and $0.392 per share respectively, in accordance with the warrant anti-dilution provisions. The $125,000 in loans was paid off in July and August 2011.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated to OurPet’s, pursuant to which each contributor loaned funds to us totaling $350,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share have been adjusted to 25,553 warrants exercisable at $0.392 per share and the 300,000 warrants exercisable at $0.37 per share have been adjusted to 305,099 warrants exercisable at $0.363 per share in accordance with the warrant anti-dilution provisions. In October 2011, $50,000 of these loans was paid off leaving $300,000 due on October 31, 2012, plus accrued interest of approximately $68,000. This $300,000 loan and accrued interest are subordinated to our bank debt and remain unpaid since to do so would put the Company in further violation of the bank’s debt service coverage ratio reported in our third quarter 2012 10-Q filing. Effective November 1, 2012, per the terms of this contributor note, the interest rate on this loan increased to prime plus 500 basis points (8.25%). The Company plans to repay this loan as permitted upon compliance with its bank’s financial covenants.

Other Financing Prior to 2012

On July 29, 2010, the Company assumed two capital leases for equipment purchased from Cosmic Pet. The capital leases were payable in monthly payments of $2,424 through September 2011 and $1,527 through October 2012. At December 31, 2012, these capital leases were completely paid off. At December 31, 2011, the remaining balances on the capital leases totaled $15,280.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. On December 31, 2012, this loan had a principal balance outstanding of $175,488; and at December 31, 2011, the principal balance outstanding was $218,048.

An installment notes payable, which was used to fund the purchase of warehouse equipment and due in monthly payments of $560, including interest, through March 2012, was completely paid off as of December 31, 2012. This note had a principal balance outstanding of $1,660 at December 31, 2011.

The other notes payable are due in the amount of $75,000 on December 1, 2013, to Beachcraft L.P., with interest payable quarterly at prime plus 3%, and $25,000 on November 1, 2013 to Over the Hill Ltd., plus accrued interest of 10%. This indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2011, although inventories increased by approximately $535,000, we relied primarily on funds from operating activities to fund our operations. In 2012, we funded our operating cash requirements primarily through inventory reductions and net income. In 2013, we should be able to fund our operating cash requirements through net income and working capital lines of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2013. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2012 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Short and Long Term Debt	$3,684,520	$610,521	$3,034,117	$39,882	$-0-
Capital Lease Obligations	29,193	7,009	16,546	5,637	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	5,158,134	490,244	1,018,292	1,072,685	2,576,913
Total Contractual Cash Obligations	$8,871,847	$1,107,774	$4,068,955	$1,118,204	$2,576,913

Net cash provided by operating activities for the year ended December 31, 2012 was $554,863. Cash was provided by the net operating income for year of $192,740, as well as the non-cash charges for depreciation of $602,576, amortization of $41,418, stock option expense of $18,745, warrant expense of $36,425, and loss on sale of fixed assets of $24,470. Cash was decreased by $361,511 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(170,618)
Inventories decrease	446,278
Prepaid expenses decrease	51,360
Patent cost increase	(58,274)
Deposits and other assets increase	(1,577)
Deferred Tax Benefit decrease	61,441
Accounts payable decrease	(886,139)
Accrued expenses increase	199,160
Deferred Tax liability decrease	(3,142)
Net change	$(361,511)

Accounts receivable increased as sales in the fourth quarter of 2012 were almost $6,000,000 compared to approximately $5,000,000 in 2011. Inventories decreased approximately $446,000 due to planned sales of close-out initiatives. Accounts payable decreased approximately $886,000 primarily due to the decrease in inventories and funding of $350,000 in additional subordinated debt. Accrued expenses increased approximately $199,000 primarily due to increases in accrued profit sharing/bonus, accrued salaries/wages expenses, and accrued commission expenses.

Net cash used in investing activities for the year ended December 31, 2012 was $358,717. The funds were used primarily for the acquisition of tooling/molds, equipment, and IT equipment for wireless scanning capabilities.

Net cash used in financing activities for the year was $539,855. Approximately $543,000 was used to pay down term loan principal and capital leases. Payments on the bank line of credit used approximately $827,000. The cash dividend paid on preferred stock used approximately $52,000. Borrowing of a new $500,000 term loan from our bank provided $500,000 in cash, and other borrowings of $350,000 from new subordinated debt and $32,000 in capital leases provided another approximately $382,000 in cash.

Net cash provided by operating activities for the year ended December 31, 2011 was $1,046,923. Cash was provided by the net operating income for year of $120,674, as well as the non-cash charges for depreciation of $534,864, amortization of $37,780, stock option expense of $24,000 and warrant expense of $24,000. Cash was also increased by $305,605 due to changes in our operating assets and liabilities.

The decrease in accounts receivable from December 31, 2010 to December 31, 2011 was caused principally by the increase in cash collections from October 2011 to December 2011 of approximately $867,000 over the same period a year ago versus the sales increase from October 2011 to December 2011 of approximately $486,000 over the same period a year ago. Our inventory increase from December 31, 2010 to December 31, 2011 was the result of (i) increased sales overall, (ii) increased stock for customers’ initial stocking orders to be shipped in January 2012, (iii) increased stock for new product introductions and (iv) lower sales than forecasted for certain products, all which were partially offset by our inventory write down of approximately $588,000. The decrease in other assets of approximately $151,000 from December 31, 2010 to December 31, 2011 was due to reclassification of inventory deposits to accounts payable. Our increase in accounts payable of approximately $570,000 from December 31, 2010 to December 31, 2011 was primarily due to the increase in inventories. Our accrued expenses decreased from December 31, 2010 to December 31, 2011 by approximately $220,000 primarily as a result of decreased bonus/profit sharing expenses and accrued interest expenses.

Net cash used in investing activities for the year ended December 31, 2011 was $538,853 was used primarily for the acquisition of tooling/molds, equipment and ERP software.

Net cash used in financing activities for the year was $221,765. Approximately $953,000 was used for principal payments of debt of which $467,500 was paid to subordinated note holders with the balance of approximately $485,500 used to pay down term loan principal and capital leases. Borrowings on the bank line of credit provided $557,964. On September 30, 2011, the Company received $225,000 in term loan proceeds from the State of Ohio 166 program to finance the purchase of tooling/molds for our bone feeder line. Stock options exercised provided $325. The Company also paid approximately $52,000 in cash dividends to holders of its Series 2009 Preferred Stock.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

In the following discussion all references to 2012 are for the year ended December 31, 2012 and all references to 2011 are for the year ended December 31, 2011. All references to Consolidated include OurPet’s and Cosmic Pets. All references to OurPet’s refer to OurPet’s excluding Cosmic Pet. All references to Cosmic Pet include Cosmic Pet only.

Consolidated net revenue for 2012 was $20,160,751, an increase of approximately 2.5% in revenue from $19,667,134 in 2011, consisting of sales of proprietary products for the retail pet business. This $493,617 increase resulted from: approximately $1,657,000 in increased sales to national chain customers, $521,000 in increased sales to regional chain customers, and $267,000 in increased sales to E-Commerce customers. These increases were offset by decreases in promotional sales of approximately $1,682,000, consumer sales of approximately $239,000, and approximately $30,000 in decreased sales to all other customer types. Cosmic Pet product sales increased by approximately $611,000 over 2011 Cosmic Pet product sales.

Total sales to all customers for new products in 2012 that were not sold in 2011 were approximately $3,040,000 and included new Play‘N Squeak® products, new Durapet Bowl products, and new Cosmic Pet products.

Consolidated sales to foreign customers were $2,538,174, an increase of approximately $306,000, or 13.7%, from foreign sales of $2,204,612 in 2011. This increase was mainly due to increased sales to customers in the United Kingdom, Japan, and Brazil, which were offset by a decrease in sales to customers in Canada.

While net revenue increased by 2.5% in 2012, cost of goods sold decreased by a net of $97,466, or 0.7%, from $15,027,238 in 2011 to $14,929,772 in 2012. This decrease was the net result of approximately $642,000 in increased purchased costs (partly caused by the increase in sales), approximately $476,000 in decreased charges for excess and obsolete inventory, and approximately $263,000 in decreased expenses for operating salaries, payroll taxes, and benefits.

Our variable and fixed warehouse and overhead costs decreased by approximately $263,000, or 7.4%, from the comparable twelve months in 2011 due to the above noted decrease in operating payroll costs. Approximately $61,000, or 23%, of this decrease is a result of a reduction in overhead costs for our Cosmic Pet production facility with the remaining approximately $202,000 of costs being attributable to our Fairport Harbor, Ohio, facility. Of the overhead expenses attributable to Cosmic Pet during 2012, approximately $159,000 were for charges incurred in the process of transitioning operations from Maryland to Ohio and will not be incurred going forward.

Gross profit margin increased by a net of 2.3% to 25.9% in 2012 from 23.6% in 2011 as a result of a combination of factors. One factor was the decrease in inventory write down expense which resulted in margins increasing by 2.4%. Similarly, the decrease in OurPet’s operating indirect labor led to margins increasing by another 1.5%. These increases in margins were offset by the increase in purchased product costs which contributed to margins decreasing by 1.6%.

S, G & A expenses in 2012 were $4,818,464, an increase of 12.9%, or $548,765, from $4,269,699 in 2011. This increase was primarily a result of (i) an increase in salaries and wages, payroll taxes, and employee benefits of approximately $322,000 due to upgrading our sales and marketing personnel, (ii) an increase in sales and marketing expenses of approximately $103,000 mainly due to increased commissions and approximately $80,000 in recruiting/relocation expenses, (iii) an increase in travel and entertainment expenses of approximately $44,000, (iv) an increase in IT (information technology), expenses of approximately $64,000 most of which were attributable to software support for the new ERP (enterprise resource planning) system and EDI (electronic data interchange) initiatives, and (vi) an increase in depreciation charged to S, G & A of approximately $27,000. These increases were offset by a decrease in bad debt expenses of approximately $46,000. The remaining approximately $35,000 variance is comprised of numerous other S, G & A line items. The recruiting/relocation expenses should decrease substantially in the future as 2012 was a year of restructuring our sales and marketing departments.

 Our “income from operations” increased by approximately $42,000, from $370,197 in 2011 to $412,515 in 2012. This increase was the result of our gross profit on sales increasing by $591,083 while S, G & A expenses increased by slightly less in the amount of $548,765.

Other expense for 2012 was $3,208, compared to other income of $22,840 in 2011. The expense in 2012 was primarily the net result of income from legal settlements, income from a grant received, and loss for fixed assets that were written off. The income in 2011 was primarily from our receipt of settlements from two competitors in connection with patent infringement lawsuits we had filed against them.

Interest expense for 2012 was $158,269, a decrease of $18,760, or 10.6%, from $177,029 in 2011. Less interest expense was incurred for term loans of approximately $10,100 due to principal reductions. Likewise interest expense owed on notes payable to contributors decreased by approximately $14,300 from the comparable period in 2011 as we paid down contributor notes of $600,000 in February 2010 and $417,500 in the third quarter of 2011. These decreases were offset by additional interest due on our bank line of credit of approximately $5,000, resulting from the increase in our average balance of $2,766,447 in 2012 from $2,653,979 in 2011. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $600.

Income tax expense in 2012 decreased to $58,298 from $95,334 in 2011. The $37,036 decrease was due to (i) a decrease in the estimate for federal income tax expense of approximately $33,300, (ii) a decrease in the estimate of Maryland state income tax expense of approximately $9,800, offset by (iii) an increase in the estimate for local income tax of approximately $6,100.

The Company’s deferred tax assets decreased by approximately $61,400, from $155,279 at December 31, 2011 to $93,838 at December 31, 2012. This was the result of the Company utilizing a portion of its tax loss carry forwards which were approximately $296,000 at December 31, 2012 compared to $575,000 at December 31, 2011. Reversals partially offset by increases of Section 179 property deductions resulted in the Company recognizing a reduction in deferred tax liabilities of approximately $3,100 as of December 31, 2012.

Net income increased by $72,066, from $120,674 in 2011 to $192,740 in 2012. This increase was as a result of the following changes from 2011 to 2012:

Net revenue increase of 2.5%	$493,617
Cost of goods sold decrease of 0.7%	97,466
Gross profit increase of 12.7%	591,083
Selling, general and administrative expenses increase of 12.9%	(548,765)
Interest expense decrease of 10.6%	18,760
Other expense increase	(26,048)
Income tax expense, decrease	37,036
Increase in profitability	$72,066

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

Intangible Assets. The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2012 and 2011, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Page No.
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets	29-30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34-46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2012.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held on June 5, 2013.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2013 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Stockholders” of our Proxy Statement for the 2013 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Board of Directors—Director Independence” of our Proxy Statement for the 2013 Annual Meeting.

Item  14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement for the 2013 Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 28-46).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant.(17)

10.49	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.50	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.51	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.52	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.53	Form of Warrant.(20)

10.54	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.55	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.56	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.57	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.58	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.59	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.60	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.61	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.62	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.63	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.64	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.65	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.66	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.67	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.68	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.69	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.70	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.71	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.72	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.73	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.74	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.75	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.76	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.77	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	In Accordance with the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman Chief Executive Officer and	March 29, 2013
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	March 29, 2013
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	March 29, 2013
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	March 29, 2013
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	March 29, 2013
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	March 29, 2013
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2012

and

DECEMBER 31, 2011

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	28 – 29

Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011	30

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011	31

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011	32

Notes to Consolidated Financial Statements	33 - 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries, a Colorado corporation, as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ NMS, Inc.
Certified Public Accountants

Mentor, Ohio

March 29, 2013

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,269	$364,978
Accounts receivable - trade, less allowance for doubtful accounts of $37,873 and $ 39,866	2,540,640	2,370,022
Inventories net of reserve	5,665,040	6,111,318
Prepaid expenses	179,165	230,525
Deferred Tax Asset	93,838	155,279
Total current assets	8,499,952	9,232,122

PROPERTY AND EQUIPMENT
Computers and office equipment	664,745	719,328
Warehouse equipment	518,304	500,587
Leasehold improvements	244,832	234,890
Tooling	3,869,758	3,869,499
Construction in progress	337,239	231,975
Total	5,634,878	5,556,279
Less accumulated depreciation	3,638,343	3,291,415
Net property and equipment	1,996,535	2,264,864

OTHER ASSETS
Patents, less amortization of $285,075 and $243,657	296,478	279,623
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	29,805	28,228
Total other assets	854,794	836,362

Total assets	$11,351,281	$12,333,348

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2012	2011

LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	517,531	737,923
Accounts payable - trade	1,610,752	2,496,891
Accrued expenses	484,063	284,903
Total current liabilities	2,712,346	3,619,717

LONG-TERM LIABILITIES
Long-term debt - less current portion above	837,150	277,762
Revolving Line of Credit	2,259,032	3,085,964
Deferred Income Taxes	196,435	199,577
Total long term liabilities	3,292,617	3,563,303

Total liabilities	6,004,963	7,183,020

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 15,883,560 and 15,809,023 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively	4,583,232	4,554,192

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2012 and December 31, 2011	865,312	865,312

PAID-IN CAPITAL	-	-

ACCUMULATED DEFICIT	(704,905)	(871,855)
Total stockholders' equity	5,346,318	5,150,328

Total liabilities and stockholders' equity	$11,351,281	$12,333,348

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2012	2011

Net revenue	$20,160,751	$19,667,134

Cost of goods sold	14,929,772	15,027,238

Gross profit on sales	5,230,979	4,639,896

Selling, general and administrative expenses	4,818,464	4,269,699

Income from operations	412,515	370,197

Other (income) and expense	3,208	(22,840)
Interest expense	158,269	177,029

Income before income taxes	251,038	216,008

Income tax expense	(58,298)	(95,334)

Net income	$192,740	$120,674

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$0.01	$-

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	16,223,172	17,438,265

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2011	66,000	$602,679	123,616	$865,312	15,726,196	$4,514,267	$2,399	$(951,409)	$5,033,248
Common Stock issued upon exercise of stock options	-	-			16,827	325	-	-	325
Common Stock issued in payment of					66,000	$39,600	$(39,600)
Preferred Stock dividend	-	-	-	-	-	-	-	-	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	(10,799)	(41,120)	(51,919)
Net income	-	-	-	-	-	-		120,674	120,674
Stock-Based compensation expense	-	-	-	-	-	-	48,000	-	48,000

Balance at December 31, 2011	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

Common Stock issued upon exercise of stock options	-	-	-	-	8,537	-	-	-	-
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	66,000	29,040	(29,040)	-	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	(26,130)	(25,790)	(51,920)
Net income	-	-	-	-	-	-	-	192,740	192,740
Stock-Based compensation expense	-	-	-	-	-	-	55,170	-	55,170

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192,740	$120,674
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Sale of Fixed Assets	24,470	-
Depreciation expense	602,576	534,864
Amortization expense	41,418	37,780
Stock option expense	18,745	24,000
Warrant expense	36,425	24,000
(Increase) decrease in assets:
Accounts receivable - trade	(170,618)	287,843
Inventories	446,278	(535,189)
Prepaid expenses	51,360	(20,185)
Deferred Tax Asset less Valuation Allowance	61,441	(100,163)
Patent cost additions (net)	(58,273)	(27,964)
Deposits and other assets	(1,577)	150,895
Increase (decrease) in liabilities:
Accounts payable - trade	(886,139)	570,392
Accrued expenses	199,160	(219,601)
Deferred tax liabilities	(3,142)	199,577
Net cash provided by operating activities	554,864	1,046,923

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(358,717)	(538,853)
Net cash used in investing activities	(358,717)	(538,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal (payment) on long-term debt	(543,170)	(953,135)
Borrowing of New 500K Loan-First Merit	500,000	-
Issuances of other long term debt	382,166	225,000
Gross borrowing (payment) on bank line of credit	(826,932)	557,964
Issuances of Common Stock	-	325
Dividends paid on Preferred Stock	(51,920)	(51,919)
Net cash used in financing activities	(539,856)	(221,765)
Net increase (decrease) in cash	(343,709)	286,305

CASH AT BEGINNING OF PERIOD	364,978	78,673
CASH AT END OF PERIOD	$21,269	$364,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$134,360	$228,693
Income taxes paid	$-	27,328

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock option	$3,500	$12,445
Common Stock issued in payment of Preferred Stock Dividend	$29,040	$39,600
Equipment Obtained Through Capital Lease	$34,880	$-

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

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2012 and 2011 in the amount of $37,873 and $39,866, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

Inventory - Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at December 31, 2012 and December 31, 2011 consist of:

	2012	2011
Finished goods	$4,224,194	$4,462,724
Components, packaging and work in process	1,544,431	1,799,091
Inventory reserve	(103,585)	(150,497)
Total	$5,665,040	$6,111,318

All inventories are pledged as collateral for bank loans.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes to the inventory reserve during 2012 and 2011 are shown below:

	2012	2011
Beginning balance	$150,497	$0
Increases to Reserve	111,910	588,226
Write offs against reserve	(158,822)	(437,729)
Ending balance	$103,585	$150,497

During 2012, monthly accruals were made to reserve for obsolete and excess inventory. Throughout the year, inventory identified as obsolete or excess was written off against the reserve. At the end of the year, a review of all inventory on hand was performed.

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

Property and Equipment - Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	15 to 39 years
Tooling	3 to 10 years
Warehouse equipment	3 to 7 years

All property and equipment is pledged as collateral for bank loans. Total amounts under capital lease were $34,880 for the year ended December 31, 2012 and $130,000 for the year ended December 31, 2011. Total depreciation for the years ended December 31, 2012 and December 31, 2011 was $602,576 and $534,864, respectively.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2012 and December 31, 2011, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $58,274 in the year ended December 31, 2012 and $27,964 in the year ended December 31, 2011 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2002, 2006, and 2012 the Company purchased domain names for its websites for $16,328 which is not subject to amortization.

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

For the year ended December 31, 2012, 18.5% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,721,860.

For the year ended December 31, 2011, 18.6% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,660,513.

Research and Development Costs – Research and development costs are charged to operations when incurred and are included in cost of goods sold. The amounts charged for the years ended December 31, 2012 and December 31, 2011 were $226,307 and $237,094, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2012 and December 31, 2011 were $14,433 and $28,249, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2012 and 2011 as a result of stock options was $18,745 and $24,000, respectively.

Net Income Per Common Share – Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2012, common shares that are or could be potentially dilutive include 1,813,208 stock options at exercise prices from $0.222 to $0.980 a share, 5,462,762 warrants to purchase Common Stock at exercise prices from $0.326 to $0.988 a share, 660,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70/share.

As of December 31, 2011, common shares that are or could be potentially dilutive included 1,695,208 stock options at exercise prices from $0.200 to $1.550 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.280 to $1.420 a share, 660,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70/share.

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short term borrowings. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

The Company has adopted FASB ASC 740-10 which requires tax benefits to be recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2012 and 2011, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2009 and forward. The Company’s major taxing jurisdiction is the United States.

The Company’s federal income tax return for 2010 is currently under review by the Internal Revenue Service. The Company has cooperated fully and is not aware of any adjustments at this time as the result of this review.

Subsequent Events - The Company has performed an evaluation of subsequent events and determined there were none to report.

Recently Issued Accounting Pronouncements –

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The Company will adopt this standards update and revise its disclosure, as required, beginning with the first quarter of 2013.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT

	December 31,
	2012	2011

Revolving note payable - Bank, under line of credit facility of up to $5,000,000 with interest at prime plus .50% (3.75% at December 31, 2012). The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$2,259,032	$3,085,964

Note payable – Bank, loan of $800,000, due in 36 monthly principal and interest installments of $23,859 at an interest rate of 4.61% beginning September 17, 2009. This note was secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors and was paid off on September 14, 2012.	-0-	208,895

Note payable – Bank, loan of $500,000, due in 36 monthly principal and interest installments of $14,817 at an interest rate of 4.18% beginning July 16, 2010. This note was secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors and was paid off on December 7, 2012.	-0-	271,802

Note payable – Bank, loan of $500,000, due in 36 monthly installments of $13,889 for principal plus interest at an interest rate of 5.45% beginning January 7, 2013. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	500,000	-0-

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling.	175,488	218,048

Note payable – former director and shareholder, due on December 1, 2013. Interest at prime plus 3% (6.25% at December 31, 2012 and 6.25% at December 31, 2011) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000

Note payable – shareholder and investor, due on November 30, 2013. Interest is payable quarterly at 10%. This note is subordinated to the bank loans.	25,000	25,000

Note payable – investor due October 31, 2012. Interest calculated quarterly at prime plus 2% through October 31, 2012 and Prime plus 5% thereafter (8.25% at December 31, 2012). This note is subordinated to the bank loans.	300,000	300,000

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

	December 31
	2012	2011
Notes payable – directors, shareholders and investors due November 8, 2015. Interest calculated monthly at prime plus 3% (6.25% at December 31, 2012). These notes are subordinated to the bank loans.	350,000	-0-

Installment notes payable – due in monthly payments decreasing from $3,554 to $560 including interest and paid off on March 27, 2012. Interest rates ranged from 7% to 7.5%.	-0-	1,660

Capitalized Lease – due in monthly payments of $1,527 including taxes and interest of 8.18% and paid off on October 5, 2012. Lease was secured by equipment.	-0-	15,280

Capitalized Lease – due in monthly payments of $838 including interest of 11.88% through June 2016. Lease is secured by equipment.	29,193	-0-

Total Notes Payable and Long Term Debt	3,713,713	4,201,649
Less Current Portion of Long-Term Debt	617,531	837,923
Long-term debt	$3,096,182	$3,363,726

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2013	$617,531
2014	2,478,633
2015	572,030
2016	45,519
2017	0
$3,713,713

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

At December 31, 2012, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 1.44 versus the required 1.15. Our tangible net worth calculated at $5,199,564 versus the required $4,500,000. We were also in compliance of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $359,000.

At December 31, 2011, the Company was not in compliance with the bank’s debt service coverage ratio as our ratio calculated at .55 versus the required 1.15. Factors contributing to the low debt service coverage ratio were the $588,000 inventory write down, the addition of approximately $345,000 in unfunded capital expenditures to the covenant calculation, lower than anticipated net income and repayment of $473,500 of subordinated indebtedness. We were also in violation of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $539,000. We received a waiver from our bank for both covenant violations. Our bank amended the debt service coverage ratio covenant for reporting periods ending March 31, 2012, June 30, 2012 and September 30, 2012 pursuant to an Amendment to Loan Agreement dated March 28, 2012 between OurPet’s and the Bank.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. A note for $25,000 is due on November 30, 2013 with interest payable quarterly. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 by a $75,000 cash payment on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due December 31, 2013) at an interest rate of prime plus 3% payable quarterly. In addition the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes for $600,000 due and paid/retired in 2010, $467,500 due and paid/retired in 2011, and $300,000 due on October 31, 2012, all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at exercise prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 850,184 warrants exercisable at $0.363 to $0.801 per share in accordance with the warrant anti-dilution provisions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS	As of December 31, 2012		As of December 31, 2011
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$581,553	$285,075	$523,280	$243,657

Unamortized intangible assets:
Domain names	$16,328	$0	$11,000	$0
Cosmic Pet assets	$461,000	$0	$461,000	$0
Goodwill-PetZone	$67,511	$0	$67,511	$0

Amortization expense for year ended 12/31	$41,418		$37,780

Estimated amortization expense:
For year ending 12/31/13	$43,200
For year ending 12/31/14	$43,200
For year ending 12/31/15	$43,200
For year ending 12/31/16	$43,200
For year ending 12/31/17	$43,200

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

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland facility which housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

`

Total lease expense for the year ended December 31, 2012 and the year ended December 31, 2011 was $584,181 and $550,203, respectively. Related party lease expense for the same periods was $384,401 in 2012 and $380,069 in 2011.

On January 15, 2007 and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”). One of the principals of NSDA is John W. Spirk, Jr., a member of the Company’s Board of Directors and a shareholder.  Also, NSDA indirectly owns shares of the Company through its ownership in Pet Zone Products, Ltd., a significant shareholder of the Company.  The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RELATED PARTY TRANSACTIONS (Continued)

Through December 31, 2011, the Company has been invoiced $781,061 by NSDA of which $425,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $315,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2012, the fee accrued to date was $28,934.

CONCENTRATION OF CREDIT RISK

Bank balances as of December 31, 2012, consist of $277,828 in depository institutions. FDIC insurance is limited to $250,000 at each institution and covered $250,000 at depository institutions. The uninsured balance as of December 31, 2012 was $27,828.

At December 31, 2012, 39% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $345,855, $254,280, $228,679, and $179,532, which represents 13.5%, 9.9%, 8.9%, and 7.0% of total accounts receivable, respectively.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS

At December 31, 2012, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2006 Acquisition of business	2,817,649	0.7288	January 2, 2013
2006 Note payable to stockholder	128,273	0.3259	January 3, 2013
2006 Payment for services	20,588	0.4859	April 20, 2013
2006 Director for guarantee	257,560	0.6794	August 2, 2013
2008 Notes payable to contributors	298,667	0.4898	February 8, 2013
2008 Payment for services	51,064	0.9303	January 11, 2013
2008 Note payable to contributor	7,665	0.8078	February 8, 2013
2008 Notes payable to contributors	135,293	0.4898	June 20, 2013
2008 Note payable to contributor	12,763	0.4898	July 24, 2013
2008 Note payable to contributor	14,039	0.4898	July 30, 2013
2008 Note payable to contributor	51,105	0.3921	August 13, 2013
2008 Note payable to contributor	25,553	0.3921	October 7, 2013
2008 Note payable to contributor	305,099	0.3634	November 7, 2013
2009 Payment for services	30,510	0.4760	October 15, 2014
2009 Director for guarantee	355,949	0.4454	September 17, 2014
2010 Director for guarantee	28,480	0.7999	June 28, 2015
2010 Director for guarantee	63,290	0.8448	July 16, 2015
2010 Acquisition of business	55,736	0.8557	July 30, 2015
2010 Payment for services	15,189	0.9875	October 15, 2015
2010 Director for guarantee	63,290	0.9678	October 18, 2015
2012 Director for guarantee	375,000	0.4200	December 7, 2017
2012 Notes payable to contributors	350,000	0.5000	November 8, 2017
Total	5,462,762

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

STOCK OPTION PLANS

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. On May 2, 2008, the Board of Directors approved the 2008 Stock Option Plan, which was approved by the shareholders on May 30, 2008. The 2008 Plan supersedes the 1999 Plan and no further options will be granted under the 1999 Plan. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,750,000 shares of its Common Stock for issuance upon the exercise of options granted under the 2008 Plan. The 2008 Plan originally reserved 1,000,000 shares and was increased to 1,750,000 on May 25, 2012. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. On February 11, 2009, the Board of Directors approved the adjustment of the expiration date for all options expiring in 2009 for an additional five years from the original expiration date. The following table summarizes activity in options under the Plans:

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,655,216	.44
Granted	290,692	.74
Exercised	19,605	.39
Forfeited	181,395	.51
Expired	50,000	.53
Outstanding at December 31, 2011	1,695,208	.48
Granted	537,000	.47
Exercised	25,000	.20
Forfeited	394,000	.71
Expired	0	0
Outstanding at December 31, 2012	1,813,208	.43

The following table summarizes options outstanding at December 31, 2012:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.66-$0.98	151,208	$0.76	3.2 Years	10,005	$0.75
$0.41-$0.60	878,500	$0.49	2.9 Years	332,000	$0.49
$0.22-$0.35	783,500	$0.31	1.5 Years	757,500	$0.31

There were 1,099,505 and 1,090,167 options exercisable at December 31, 2012 and December 31, 2011, respectively. The weighted average exercise price of options granted in 2012 and 2011 was $0.47 and $0.74, respectively. The weighted average exercise price of options exercised in 2012 and 2011 was $.20 and $.39 respectively.

401-K PLAN

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees contribution up to 4%). Company matching contributions to the plan for 2012 and 2011 were $ 14,477 and $14,746 respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATING LEASES

Minimum future lease payments under operating leases as of December 31, 2012 are as follows:

2013	$490,244
2014	503,893
2015	514,399
2016	528,555
2017	544,130
Thereafter	2,576,913
Total minimum lease payments	$5,158,134

Total rent expense including real estate taxes for the Company for the years ended December 31, 2012 and December 31, 2011 was $584,181 and $550,203, respectively.

INCOME TAXES

At December 31, 2012, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2009 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, and Maryland.

For the year ended December 31, 2012 there was a provision for income tax expense of $58,298 which came from i) a decrease of approximately $61,400 in deferred tax assets and ii) a decrease of approximately $3,100 in deferred tax liabilities.

For the year ended December 31, 2011 there was a provision for income tax expense of $95,334 which came from i) an increase of approximately $100,200 in Deferred Tax Assets, ii) an increase of approximately $199,600 in deferred tax liabilities, and iii) approximately $3,700 of state and local income tax expense.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 31% for the year ended December 31, 2012 and for the year ended December 31, 2011.

	2012	2011
Income tax expense/benefit based on US statutory rate	$77,822	$67,493
Deferred Tax asset change	61,441	(100,163)
Deferred Tax liability change	(3,143)	199,577
State/Local income tax	0	3,685
Other	(77,822)	(75,258)
Provision for Income Taxes	$58,298	$95,334

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$79,906	$155,279
Unused Charitable donation	13,932	0
Valuation allowances	0	0
Net deferred tax assets	$93,838	$155,279

Deferred tax liabilities:
Section 179 Properties	$196,435	$199,577

Net deferred tax liabilities	$196,435	$199,577

The Company’s valuation allowance for the year ended December 31, 2012 remained at a $ -0- balance in order to record its deferred tax assets at estimated net realizable value. This estimate is based on its assessment of the realization of these assets through future taxable income being “more likely than not.”

The Company has available at December 31, 2012, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

Year	Amount of Unused	Expiration
Of	Operating Loss	During Year
Loss	Carryforwards	Ending

2008	$295,949	2028

LITIGATION

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

On February 4, 2011, the Company settled the remaining patent infringement accusations in the lawsuits related to the SmartScoop® Self Scooping Litter Box.  That lawsuit was dismissed on February 16, 2011.

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

