Form 10-Q
period 2013-03-31
OURPETS CO
filed 2013-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2013	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of April 30, 2013, the Registrant had outstanding 15,883,560 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, warrants exercisable for 2,221,943 shares of Common Stock and options exercisable for 1,812,708 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2013.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,427	$21,269
Accounts receivable - trade, less allowance for doubtful accounts of $37,873 & $37,873	2,039,839	2,540,640
Inventories net of reserve	5,435,069	5,665,040
Prepaid expenses	290,664	190,967
Deferred Tax Asset	70,379	93,838
Total current assets	7,868,378	8,511,754

PROPERTY AND EQUIPMENT
Computers and office equipment	670,996	664,745
Warehouse equipment	521,224	518,304
Leasehold improvements	244,832	244,832
Tooling	4,036,121	3,869,758
Construction in progress	200,082	337,239
Total	5,673,255	5,634,878
Less accumulated depreciation	3,787,530	3,638,343
Net property and equipment	1,885,725	1,996,535

OTHER ASSETS
Amortizable intangible assets, less amortization of $296,706 and $285,075	310,352	296,478
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	856,866	842,992

Total assets	$10,610,969	$11,351,281

The accompanying notes are an integral part of the consdensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	March 31,	December 31,
	2013	2012
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	518,000	517,531
Accounts payable - trade	1,326,227	1,610,752
Accrued expenses	459,122	484,063
Total current liabilities	2,403,349	2,712,346

LONG-TERM LIABILITIES
Long-term debt - less current portion above	782,514	837,150
Revolving Line of Credit	1,665,032	2,259,032
Deferred Income Taxes	181,155	196,435
Total long term liabilities	2,628,701	3,292,617

Total liabilities	5,032,050	6,004,963

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 15,883,560 shares issued and outstanding at March 31, 2013 and December 31, 2012	4,583,232	4,583,232

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at March 31, 2013	865,312	865,312

PAID-IN CAPITAL	9,000	-

ACCUMULATED DEFICIT	(481,304)	(704,905)
Total stockholders' equity	5,578,919	5,346,318

Total liabilities and stockholders' equity	$10,610,969	$11,351,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net revenue	$5,040,645	$5,196,345

Cost of goods sold	3,584,274	3,825,385

Gross profit on sales	1,456,371	1,370,960

Selling, general and administrative expenses	1,152,169	1,214,142

Income from operations	304,202	156,818

Other (income) and expense	(40,783)	-
Interest expense	40,245	45,136

Income before income taxes	304,740	111,682

Income tax expense	81,139	29,818

Net income	$223,601	$81,864

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$0.01	$0.00

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	17,645,946	16,386,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

Net income	-	-	-	-	-	-	-	223,601	223,601
Stock-Based compensation expense	-	-	-	-	-	-	9,000	-	9,000

Balance at March 31, 2013	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$9,000	$(481,304)	$5,578,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223,601	$81,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Sale of Fixed Assets	2,000	-
Depreciation expense	152,189	149,955
Amortization expense	11,631	9,889
Stock option expense	6,000	6,000
Warrant expense	3,000	3,000
(Increase) decrease in assets:
Accounts receivable - trade	500,801	152,464
Inventories	229,971	309,581
Prepaid expenses	(99,697)	8,963
Deferred Tax Asset	23,459	38,820
Amortizable Intangible asset additions	(25,505)	(16,751)
Deposits and other assets	-	(25,213)
Increase (decrease) in liabilities:
Accounts payable - trade	(284,525)	(376,832)
Accrued expenses	(24,941)	60,513
Deferred tax liabilities	(15,280)	(9,001)
Net cash provided by operating activities	702,704	393,252

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(43,379)	(112,722)
Net cash used in investing activities	(43,379)	(112,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(54,167)	(127,931)
Payment on bank line of credit	(594,000)	(377,000)
Net cash used in financing activities	(648,167)	(504,931)
Net increase (decrease) in cash	11,158	(224,401)

CASH AT BEGINNING OF PERIOD	21,269	364,978
CASH AT END OF PERIOD	$32,427	$140,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$22,059	$25,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

ORGANIZATION AND NATURE OF OPERATIONS

The management of OurPet’s Company originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In February 1996 Napro formed a wholly-owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s label. Napro then changed its name to OurPet’s Company effective March 19, 1998.

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three month period ended March 31, 2013 and March 31, 2012 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s Company and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2012 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2012 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2012 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for future fiscal periods.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2013 and December 31, 2012 consist of:

	2013	2012
Finished goods	$4,142,321	$4,224,194
Components, packaging and work in process	1,432,822	1,544,431
Inventory reserve	(140,074)	(103,585)
Total	$5,435,069	$5,665,040

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

During the three month period ending March 31, 2013, the Company recorded additional inventory reserve charges of $50,171.

Changes to the inventory reserve during 2013 and 2012 are shown below:

	2013	2012

Beginning balance	$103,585	$150,497
Increases to reserve	50,171	111,910
Write offs against reserve	(13,682)	(158,822)
Ending balance	$140,074	$103,585

During 2012 and 2013, monthly accruals were and continue to be made to account for obsolete and excess inventory. A quarterly review is also being performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment is needed for the end of the first quarter of 2013.

The Company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality. Carrying cost will be reduced to net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels, or other causes. Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of certain products or component inventory, the Company may be required to record additional inventory reserves, which would negatively affect its results of operations in the period when the inventory reserve adjustments are recorded. Once established, write downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2013 and December 31, 2012 in the amount of $37,873. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases a 64,000 square foot production, warehouse, and office facility in Fairport Harbor, Ohio, from a related entity, Senk Properties LLC, at a current monthly rental of $27,250 plus real estate taxes. Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, Chief Executive Officer, a director, and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s.

The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years, and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one-half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years, and lastly $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio, with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland, facility which housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years, and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Lease expense resulting from the foregoing agreements was $127,743 for the three months ended March 31, 2013.

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

For the three months ended March 31, 2013, 25.5% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,283,923.

For the three months ended March 31, 2012, 22.1% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,150,183.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2013 and 2012 as a result of stock options is not material.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000 to 1,750,000 from 1,000,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2013, common shares that are or could be potentially dilutive include 1,812,708 stock options at exercise prices from $0.22 to $0.98 a share, 2,221,943 warrants to purchase Common Stock at exercise prices from $0.36 to $0.99 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2013, common shares that are or could be potentially dilutive include 1,848,541 stock options at exercise prices from $0.20 to $1.55 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.2796 to $1.420 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of March 31, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $296,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first quarter of 2013, the Company decreased its deferred tax assets by approximately $23,500 from $93,838 to $70,379 due to the “more likely than not” projected utilization of net operating loss carryforwards. Also during the first quarter of 2013, the Company reduced its deferred tax liabilities by approximately $15,000 from $196,435 to $181,155 for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2013 is $69,060. The estimated local income tax expense payable for the quarter ended March 31, 2013 is $3,900. The Company adjusted its income tax accrual accounts accordingly.

The Company’s federal income tax return for 2010 is currently under review by the Internal Revenue Service. The Company has cooperated fully and is not aware of any adjustments at this time as the result of this review.

As of March 31, 2012, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $575,000. In the first quarter of 2012, the Company decreased its deferred tax assets by approximately $38,800 from $155,279 to $116,459 due to the “more likely than not” projected utilization of net operating loss carryforwards. Also during the first quarter of 2012, the Company reduced its deferred tax liabilities by approximately $9,000 from $199,577 to $190,576 for adjustments related to the accelerated deductibility of various Section 179 properties. During this period, the Company made no further adjustments to its income tax accrual accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2012 and March 31, 2013. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the condensed consolidated financial statements for the first quarter of 2013 and noted none to report.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update was effective for fiscal years beginning after December 15, 2012. The adoption of this standards update had no effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

OurPet’s develops and markets products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and guardian expectations with innovative solutions.” The products sold have increased from the initial “Big Dog Feeder” to approximately 600 products for dogs, cats, and domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

According to the most recent 2011/2012 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.® (APPA), approximately 72.9 million U.S. households reported owning a pet with an estimated pet population of 78.2 million dogs, 86.4 million cats, and 16.2 million birds.  According to APPA, total US pet industry sales exceeded $50 billion in 2011. For the same period, US retail sales of pet supplies (OurPet’s segment) totaled $11.1 billion, which represents an increase of 2% over 2010. During the five-year 2007-2011 period, the market grew by 11%, representing a compound annual growth rate of 2.6%. Before the “Great Recession of 2008-2009,” annual US pet industry growth was in the range of 4.5-6%. As the economy recovers, Packaged Facts, a provider of authoritative consumer market research, predicts an improving growth trend for pet supplies resulting from pent-up demand. Annual sales growth is predicted at 3% in 2012, climbing to 5% in 2015 and 2016. Compound annual growth rate is projected at 4% during 2011-2016.

As discussed below and in Liquidity and Capital Resources on Pages 14 through 16, we have funded our operations principally from the net cash provided from operating activities for the three months ended March 31, 2013 and for the year ended December 31, 2012.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At March 31, 2013, we had a balance due of $1,665,032 under the line of credit with our bank at an interest rate of prime plus ..50%.

RESULTS OF OPERATIONS

In the following discussion, all references to 2013 are for the three months ended March 31, 2013 and all references to 2012 are for the three months ended March 31, 2012.

Net revenue for 2013 was $5,040,645, a decrease of 3.0% in revenue from $5,196,345 in 2012, consisting of net sales of proprietary products for the retail pet business. This decrease of $155,700 was the net result of: (i) increased sales to new customers of approximately $44,000; (ii) increased sales to our largest existing customer of approximately $118,000; (iii) decreased sales to close-out customers of approximately $368,000; and (iv) net increased sales to all other customers of approximately $50,000.

Total sales to all customers of new products in 2013 that were not sold in 2012 were approximately $300,000. These included our hybrid stainless steel bonded rubber bowls of approximately $268,000 and approximately $32,000 of Cosmic Pet products. Our sales to foreign customers increased by approximately $20,000, or 3%, from 2012, mainly due to increased sales to customers in Canada which were offset by decreased sales to customers in the United Kingdom and the Far East.

Although net revenue decreased by 3.0% in 2013, cost of goods sold decreased further resulting in a positive increase in gross profit on sales. Cost of goods sold decreased by approximately $241,000 or 6.3% from $3,825,385 in 2012 to $3,584,274 in 2013. The cost of purchased products sold decreased 5.42%, or approximately $157,000, due to decreased sales but also due to products being sold with better gross margins than sales in the first quarter of 2012. The rest of the decrease in cost of goods sold can be attributed to our overhead costs decreasing by 8.0%, or approximately $56,000 from the comparable quarter in 2012, and freight expenses decreasing by approximately $28,000. The $56,000 reduction in overhead expenses mostly resulted from reduced payroll expenses due to reductions in Cosmic Pet and quality control staffing.

As a result of better margins and cost control, gross profit on sales increased by 6.2%, or $85,411, from $1,370,960 in 2012 to $1,456,371 in 2013.

Selling, general and administrative expenses in 2013 were $1,152,169, a decrease of 5.1%, or $61,973, from $1,214,142 in 2012. This decrease was primarily the net result of (i) a decrease in sales and marketing expenses of approximately $99,000 mainly due to decreased promotions and show expenses, (ii) an increase in product development expenses of approximately $7,000, (iii) an increase in travel related expenses of approximately $15,000, (iv) an increase in professional expenses of approximately $14,000 mostly from increased consulting expenses, (v) a decrease in bad debt expense of approximately $8,000, and (vi) a net increase of all other expenses of approximately another $9,000.

Our income from operations increased by $147,384, from $156,818 in 2012 to $304,202 in 2013, as a result of our gross profit on sales increasing by $85,411, or 6.2%, and by a 5.1% decrease in selling, general and administrative expenses of $61,973.

“Other income” in 2013 was mostly comprised of approximately $26,000 received from an insurance claim settlement and approximately $17,000 received from a patent infringement settlement related to our Durapet® brand. This income was offset by a $2,000 write off of a fixed asset no longer in use. There was no “other income” recorded in 2012.

Interest expense for 2013 was $40,245, a decrease of $4,891, from $45,136 in 2012. This change was due to a combination of factors. Interest expense for our bank line of credit decreased by approximately $10,300, resulting from the reduction in our average balance to $1,977,849 in 2013 from $3,079,415 in 2012 (interest rate remained the same at 3.75%). Less interest expense was incurred for term loans of approximately $2,100 due to a reduction in the outstanding principal balance of these loans. Interest expense due on notes payable to subordinated note holders increased by approximately $7,000 from 2012 as a result of additional borrowings at the end of 2012. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $500.

Income tax expense increased by $51,321, from $29,818 in 2012 to $81,139 in 2013. The increase of approximately $51,321 was due to (i) an increase of approximately $69,000 in estimated federal income tax payable for 2013 versus 2012, (ii) an increase in local income tax payable of approximately $3,900, (iii) a decrease of approximately $15,400 in deferred tax assets utilized in 2013 as compared to 2012, and (iv) an increase of approximately $6,200 in deferred tax liabilities utilized in 2013 as compared to 2012.

Net income for 2013 was $223,601 as compared to net income of $81,864 for 2012, an increase of $141,737. This increase was a result of the following changes from 2012 to 2013:

Net revenue decrease of 3.0%	$(155,700)
Cost of goods sold decrease of 6.3%	241,111
Gross profit on sales increase of 6.2%	85,411
Selling, general and administrative expenses decrease of 5.1%	61,973
Income from operations, increase of 94.0%	147,384
Other income and expense, net increase	40,783
Interest expense decrease	4,891
Income tax expense increase	(51,321)
Increase in Net Income	$141,737

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $1,490,351 in available funds at March 31, 2013 based upon the balance of accounts receivable and inventories at that date.

As of March 31, 2013, we had $3,065,546 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$1,665,032
Bank term note ($500,000 original balance)	5.45%	458,334
Contributor notes payable	Prime plus 3% & 5%	650,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	164,647
Capitalized Lease	11.88%	27,533
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness of $1,665,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2013 was $3,155,383. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2014. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $4,500,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio).

On December 7, 2012, the Company entered into a new Business Loan Agreement with our lender, FirstMerit Bank. Included in the Business Loan Agreement was a modification to the debt service ratio calculation whereby all newly obtained subordinated debt each year can offset unfunded capital expenditures. At March 31, 2013, we were in compliance with the covenant and default provisions under the amended agreement with the bank, had a debt service coverage ratio of 2.15 and a tangible net worth of $5,473,728.

New Financing Obtained in 2012

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of March 31, 2013, the remaining balance on this capital lease totaled $27,533.

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

On December 7, 2012, the Company entered into a new Business Loan Agreement and into an Amendment to Note related to OurPet’s current $5,000,000 revolving credit facility with our lender, FirstMerit Bank. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended to June 30, 2014 at an interest rate of prime plus .5%. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, have personally guaranteed the repayment of the credit facility. In consideration for their guarantees, they were granted 312,500 warrants at an exercise price of $.42/share for the right to purchase OurPet’s Common Stock. The warrants vest immediately and have a five year term. Copies of the Business Loan Agreement and the Amendment to Noteare attached as Exhibits 10.71 and 10.72 respectively, to our Form 8-K filed with the SEC on December 13, 2012.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. The new loan is payable over a three year term beginning in January 2013 in equal monthly principal installments of $13,889 plus accrued interest at a fixed interest rate of 5.45%. This loan was secured by our accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s Common Stock. A copy of the Promissory Note executed in connection with this new term loan is attached as Exhibit 10.73 to our Form 8-K filed with the SEC on December 13, 2012. As of March 31, 2013, this loan had a principal balance outstanding of $458,334.

Loans Paid off in 2012

On October 2, 2009, we obtained an $800,000 term loan from our bank. The term loan was the second of two credit facilities extended to us by our bank in 2009, the other being a renewal of our existing $2,000,000 line of credit through June 30, 2010. The term loan was used to pay down the line of credit by $800,000 from $1,800,000 to $1,000,000. The term loan had a fixed interest rate of 4.61% and was payable monthly over a 3 year period in equal installments of $23,859 including interest. Both loans were secured by accounts receivable, inventory, equipment, trademarks, patents and the personal guarantee of certain stockholders. This term loan was paid off in full on September 14, 2012.

On July 16, 2010, we obtained a $500,000 term loan from our bank to help finance our July 29, 2010 acquisition of certain assets of Cosmic Pet Products, Inc. (“Cosmic Pet”), $400,000 of which was used to pay off a secured debt obligation of Cosmic Pet. The loan was payable in equal monthly installments of $14,817 over a three year term at a fixed interest rate of 4.18%. This loan was secured by accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.86/share for the right to purchase OurPet’s Common Stock. The warrants have a five year term. Subsequent to their issuance, the warrants have been adjusted to 63,290 warrants exercisable at $.84/share in accordance with the warrants’ anti-dilution provisions. On December 8, 2012, the remaining $116,983 balance of this loan was paid off with a portion of the proceeds from the issuance of a new $500,000 term loan obtained from our bank that same day.

An installment note payable was used to fund the purchase of warehouse equipment. It was due in monthly payments decreasing from $3,554 to $560, including interest, through March 2012.

On July 29, 2010, the Company assumed a capital lease for equipment purchased from Cosmic Pet. The capital lease was payable in monthly payments of $1,527 through October 2012.

Outstanding Debt Obtained Prior to 2012

In October and November of 2008, we entered into contribution agreements with two contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned funds to us totaling $350,000. We used these funds for expenses related to the SmartScoop™ litigation. In consideration for these loans we (a) executed subordinated promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance, the 25,000 warrants exercisable at $0.40 per share have been adjusted to 25,553 warrants exercisable at $0.392 per share and the 300,000 warrants exercisable at $0.37 per share have been adjusted to 305,099 warrants exercisable at $0.363 per share in accordance with the warrant anti-dilution provisions. In October 2011, $50,000 of these loans was paid off leaving $300,000 due on October 31, 2012, plus accrued interest of approximately $68,000. This remaining $300,000 loan (including accrued interest)was not paid when due since to do so would have put the Company in further violation of the bank’s debt service coverage ratio reported in our third quarter 2012 10-Q filing. Effective November 1, 2012, per the terms of this contributor note, the interest rate increased to prime plus 500 basis points (8.25%). The Company plans to repay this loan as permitted upon compliance with its bank’s financial covenants. It remains unpaid as of March 31, 2013.

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of March 31, 2013, this loan had a principal balance outstanding of $164,647.

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

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2012 and the first quarter of 2013, we funded our operating cash requirements primarily through inventory reductions and net income. We should be able to continue doing so for the remainder of 2013. We also expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2013. We have no material commitments for capital expenditures. Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products.

Change in Cash

Net cash provided by operating activities for the three months ended March 31, 2013 was $702,704. Cash was provided by the net income for the three months of $223,601, as well as the non-cash charges for depreciation of $152,189, amortization of $11,631, stock option expense of $6,000, warrant expense of $3,000, and loss on sale of fixed asset of $2,000. Cash was provided by the net change of $304,283 in our operating assets and liabilities as follows:

Accounts receivable decrease	$500,801
Inventories decrease	229,971
Prepaid expenses increase	(99,697)
Deferred Tax Asset decrease	23,459
Amortizable Intangible Asset increase	(25,505)
Accounts payable decrease	(284,525)
Accrued expenses decrease	(24,941)
Deferred Tax liability decrease	(15,280)
Net Change	$304,283

Net cash used in investing activities for the three months ended March 31, 2013 was $43,379. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the three months ended March 31, 2013 was $648,167 and consisted of net decreased borrowings on the bank lines of credit of $594,000 and principal payments on debt of $54,167.

Net cash provided by operating activities for the three months ended March 31, 2012 was $393,252. Cash was provided by the net income for the three months of $81,864, as well as the non-cash charges for depreciation of $149,955, amortization of $9,889, stock option expense of $6,000 and warrant expense of $3,000. Cash was provided by the net change of $142,544 in our operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2012 was $112,722. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the three months ended March 31, 2012 was $504,931 and consisted of net decreased borrowings on the bank lines of credit of $377,000 and by principal payments on debt of $127,931.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory, and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are likely to have a current of future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cites a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable,” “degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we have been required to cease selling such product in the State of California. We may also be subject to financial penalties as a result of this violation; however, we are not able to quantify what the penalties may be at this time. We have promptly responded and cooperated with the State of California and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity, or results of operation.

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

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 15, 2013	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

