Form 10-Q
period 2013-06-30
OURPETS CO
filed 2013-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2013	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 24, 2013, the Registrant had outstanding 16,237,635 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,227,708 shares of Common Stock and warrants exercisable for 2,052,023 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2013.

CONTENTS

Page
Number

Part 1 – Financial Information

Item 1 – Financial Statements (Unaudited):

Condensed, Consolidated Balance Sheets of OurPet’s Company and Subsidiaries as of June 30, 2013 and December 31, 2012	3

Condensed, Consolidated Statements of Operations of OurPet’s Company and Subsidiaries for the three month and six month periods ended June 30, 2013 and 2012	5

Condensed, Consolidated Statement of Changes in Stockholders’ Equity of OurPet’s Company and Subsidiaries for the six month period ended June 30, 2013	6

Condensed, Consolidated Statements of Cash Flows of OurPet’s Company and Subsidiaries for the six month periods ended June 30, 2013 and 2012	7

Condensed Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	12

Overview	12

Results of Operations	13

Liquidity and Capital Resources	15

Critical Accounting Policies/Estimates	18

Off-Balance Sheet Arrangements	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	18

Part II – Other Information

Item 1 – Legal Proceedings	18

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults Upon Senior Securities	19

Item 4 – Mine Safety Disclosure	19

Item 5 – Other Information	19

Item 6 – Exhibits	20

Signatures	21

Certifications

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,278	$21,269
Accounts receivable - trade, less allowance for doubtful accounts of $38,056 and $ 37,873	2,095,877	2,540,640
Inventories net of reserve	6,066,667	5,665,040
Prepaid expenses	305,407	190,967
Deferred Tax Asset	46,919	93,838
Total current assets	8,610,148	8,511,754

PROPERTY AND EQUIPMENT
Computers and office equipment	710,633	664,745
Warehouse equipment	542,040	518,304
Leasehold improvements	244,832	244,832
Tooling	4,078,608	3,869,758
Construction in progress	231,965	337,239
Total	5,808,078	5,634,878
Less accumulated depreciation	3,947,510	3,638,343
Net property and equipment	1,860,568	1,996,535

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $309,699 and $285,075	320,696	296,478
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	867,210	842,992

Total assets	$11,337,926	$11,351,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	June 30,	December 31,
	2013	2012
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	545,653	517,531
Accounts payable - trade	1,423,375	1,610,752
Accrued expenses	526,691	484,063
Total current liabilities	2,595,719	2,712,346

LONG-TERM LIABILITIES
Long-term debt - less current portion above	831,778	837,150
Revolving Line of Credit	1,838,032	2,259,032
Deferred Income Taxes	193,834	196,435
Total long term liabilities	2,863,644	3,292,617

Total liabilities	5,459,363	6,004,963

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 16,237,635 and 15,883,560
shares issued and outstanding at June 30, 2013 and December 31, 2012	4,583,232	4,583,232
respectively

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized,
66,000 shares issued and outstanding at June 30, 2013	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of
10 common shares for each preferred share; 175,000 shares authorized,
123,616 shares issued and outstanding at June 30, 2013	865,312	865,312

PAID-IN CAPITAL	175,878	-

ACCUMULATED DEFICIT	(348,538)	(704,905)
Total stockholders' equity	5,878,563	5,346,318

Total liabilities and stockholders' equity	$11,337,926	$11,351,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$4,748,503	$4,747,049	$9,789,147	$9,943,395

Cost of goods sold	3,340,313	3,606,104	6,924,582	7,431,488

Gross profit on sales	1,408,190	1,140,945	2,864,565	2,511,907

Selling, general and administrative expenses	1,148,333	1,089,998	2,300,506	2,304,141

Income from operations	259,857	50,947	564,059	207,766

Other (income) and expense	-	(8,411)	(40,784)	(8,411)
Interest expense	47,092	38,019	87,337	83,155

Income before income taxes	212,765	21,339	517,506	133,022

Income tax expense	80,000	13,017	161,139	42,836

Net income	$132,765	$8,322	$356,367	$90,186

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	0.00	$0.02	$0.00

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	16,800,244	15,809,023	16,617,410	16,283,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

Net income	-	-	-	-	-	-	-	356,367	356,367
Common Stock Issued Upon Exercise of Stock Options					307,911		148,500		148,500
Common Stock Issued Upon Exercise of Warrants					46,164		9,378		9,378
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at June 30, 2013	66,000	$602,679	123,616	$865,312	16,237,635	$4,583,232	$175,878	$(348,538)	$5,878,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$356,367	$90,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Sale of Fixed Asset	2,000	-
Depreciation expense	312,169	291,884
Amortization expense	24,624	20,171
Stock option expense	12,000	12,000
Warrant expense	6,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	444,763	305,162
Inventories	(401,627)	375,130
Prepaid expenses	(114,440)	(20,465)
Deferred Tax Asset less Valuation Allowance	46,919	40,813
Amortizable Intangible Asset Additions	(48,842)	(28,411)
Deposits and other assets	-	(2,488)
Increase (decrease) in liabilities:
Accounts payable - trade	(187,379)	(529,941)
Accrued expenses	42,628	26,856
Deferred tax liabilities	(2,601)	2,023
Net cash provided by operating activities	492,581	588,920

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(178,200)	(202,374)
Net cash used in investing activities	(178,200)	(202,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings (payments) on long-term debt	22,750	(223,309)
Payment on bank line of credit	(421,000)	(271,000)
Issuances of Common Stock	157,878	-
Net cash used in financing activities	(240,372)	(494,309)
Net increase (decrease) in cash	74,009	(107,763)

CASH AT BEGINNING OF PERIOD	21,269	364,978
CASH AT END OF PERIOD	$95,278	$257,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$131,551	$63,612
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$21,678	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

BASIS OF PRESENTATION

OurPet’s Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited, condensed, consolidated financial statements for the six month period ended June 30, 2013 and June 30, 2012 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu, and SMP Company, Incorporated (collectively, “OurPet’s” or the “Company”). The December 31, 2012 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2012 audited, consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2012 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at June 30, 2013 and December 31, 2012 consist of:

	2013	2012
Finished goods	$4,738,780	$4,224,194
Components, packaging and work in process	1,472,493	1,544,431
Inventory reserve	(144,606)	(103,585)
Total	$6,066,667	$5,665,040

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2013 and 2012 are shown below:

	2013	2012
Beginning Balance	$103,585	$150,497
Increases to Reserve	97,569	111,910
Write Offs against Reserve	(56,548)	(158,822)
Ending Balance	$144,606	$103.585

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

During 2012 and 2013, monthly accruals were and continue to be made to account for obsolete and excess inventory. A quarterly review is also being performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2013.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at June 30, 2013 and December 31, 2012 in the amount of $38,056 and $37,873 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

RELATED PARTY TRANSACTIONS

The Company leases a 64,000 square foot production, warehouse, and office facility in Fairport Harbor, Ohio, from a related entity, Senk Properties LLC, at a current monthly rental of $27,250 plus real estate taxes. Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our President, Chairman, Chief Executive Officer, a director, and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as being a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of OurPet’s.

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

Lease expense resulting from the foregoing agreements was $255,890 for the six months ended June 30, 2013.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

Through June 30, 2013, the Company was invoiced $781,061 by NSDA of which $430,496 was paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock, and the remaining balance of $300,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of June 30, 2013, the fee accrued to date was $31,567.

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

For the three months ended June 30, 2013, 25.9% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,231,930.

For the three months ended June 30, 2012, 26.2% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $704,047 and $539,198 respectively, which represented 14.8% and 11.4% of total revenue.

For the six months ended June 30, 2013, 25.7% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $2,515,853.

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2013, common shares that are or could be potentially dilutive include 1,457,708 stock options at exercise prices from $0.22 to $0.98 a share, 2,052,023 warrants to purchase Common Stock at exercise prices from $0.36 to $0.99 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of June 30, 2013, common shares that are or could be potentially dilutive included 1,774,208 stock options at exercise prices from $0.20 to $1.55 a share, 4,982,678 warrants to purchase Common Stock at exercise prices from $0.2796 to $1.42 a share, 660,000 shares underlying our original series of Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSE, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

INCOME TAXES

The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of June 30, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $296,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first six months of 2013, the Company decreased its deferred tax assets by approximately $46,900 from $93,838 to $46,919 due to the “more likely than not” projected utilization of net operating loss carryforwards.

Also during the first six months of 2013, the Company decreased its deferred tax liabilities by approximately $2,500 from $196,435 to $193,834 for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated federal income tax expense payable for the six months ended June 30, 2013 is $105,998. The estimated local income tax expense payable for the six months ended June 30, 2013 is $8,733. The Company adjusted its income tax accrual accounts accordingly.

During the first six months of 2013, the Internal Revenue Service reviewed the Company’s 2010 and 2011 federal income tax return and found no adjustments necessary.

As of June 30, 2012, the Company had NOL’s for federal income tax purposes of approximately $575,000. In the first six months of 2012, the Company decreased its deferred tax assets by approximately $40,800 from $155,279 to $114,466 due to the “more likely than not” projected utilization of net operating loss carryforwards.

Also during the first six months of 2012, the Company increased its deferred tax liabilities by approximately $2,000 from $199,577 to $201,600 for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated income tax expense payable for the six months ended June 30, 2012 was $0. During this same period, the Company made no further adjustments to its income tax accrual accounts.

The effective tax rate for both the three and six months ended June 30, 2013 and 2012 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation differences.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2012 and June 30, 2013. A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying values of certain balance sheet financial instruments approximated their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the consolidated financial statements and noted none to report.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from “accumulated other comprehensive loss” to “net income.” These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update was effective for fiscal years beginning after December 15, 2012. The adoption of these new standards had no effect on the Company’s consolidated financial statements.

RECLASSIFICATION

In the first quarter of 2013, we reclassified business and product development costs from cost of goods sold to selling, general, and administrative expenses to better reflect the true nature of these expenses. Amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income.

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

OVERVIEW

OurPet’s develops and markets products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and guardian expectations with innovative solutions.” The products sold have increased from the initial “Big Dog Feeder” to approximately 1,000 products for dogs, cats, and domestic and wild birds. Products are marketed under the OurPet’s®, Right Height®, Eat®, Smarter Toys®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

According to the most recent 2011/2012 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.® (APPA), approximately 72.9 million U.S. households reported owning a pet with an estimated pet population of 78.2 million dogs, 86.4 million cats, and 16.2 million birds.  According to APPA, total US pet industry sales exceeded $50 billion in 2011. For the same period, U.S. retail sales of pet supplies (OurPet’s segment) totaled $11.1 billion, which represents an increase of 2% over 2010. During the five-year 2007-2011 period, the market grew by 11%, representing a compound annual growth rate of 2.6%. Before the “Great Recession of 2008-2009,” annual US pet industry growth was in the range of 4.5-6%. As the economy recovers, Packaged Facts, a provider of authoritative consumer market research, predicts an improving growth trend for pet supplies resulting from pent-up demand. Annual sales growth is predicted at 3% in 2012, climbing to 5% in 2015 and 2016. Compound annual growth rate is projected at 4% during 2011-2016.

Net income for the three and six months ended June 30, 2013 was $132,765 and $356,367, respectively. These numbers represent an increase in profit of $124,443 and $266,181, respectively, from the net income of $8,322 and $90,186 for the same time periods in 2012.

As discussed below and in Liquidity and Capital Resources on pages 15 through 18, we have funded our operations principally from the net cash provided from operating activities for the six months ended June 30, 2013 and for the year ended December 31, 2012.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At June 30, 2013, we had a balance due of $1,838,032 under the line of credit with our bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

In the following discussion all references to 2013 are for the three months ended June 30, 2013 and all references to 2012 are for the three months ended June 30, 2012.

Net revenue for 2013 was $4,748,503, an increase of 0.03% in revenue from $4,747,049 in 2012, consisting of net sales of proprietary products for the retail pet business. While sales did not increase greatly, they consisted of higher margin products to more repeat customers as compared to a year ago. Net sales during the second quarter of 2012 included $202,000 more in “close-out” sales and $147,000 in a one-time promotional sale that did not take place this year. We were able to replace these low margin and less stable sales with sales to customers likely to purchase and grow with us in the future. We increased net sales to our largest customer by approximately $520,000 and added another $102,000 to sales from new customers.

Increased sales to the mass retail channel of about $607,000 were mostly offset by decreases in sales to Pet Specialty, clubs, and grocery stores. We will continue to focus on sales in all of these channels as we believe there is potential for growth given our renewed effort to produce innovative products. Our sales to foreign customers decreased by approximately $47,000, or 8%, from 2012 mainly due to decreased sales to customers in Canada and the Far East, which were offset by increased sales in the United Kingdom.

Total sales of new products introduced in the second quarter of 2013 were approximately $58,000. Our hybrid stainless steel bonded rubber bowls that were new in the first quarter of 2013 added another approximately $352,000 to our second quarter sales. Sales increases of about $104,000 in bowls/feeders and about $63,000 in edibles/consumables were mostly offset by decreases in sales of waste/odor products and toys/accessories from the same period a year ago.

While net revenue remained fairly consistent, cost of goods sold decreased by approximately 7.4%, from $3,606,104 in 2012 to $3,340,313 in 2013. This approximately $266,000 decrease in cost of goods sold consisted of the following: (i) the cost of purchased products sold decreased by approximately $278,000 due to sales of higher margin items; (ii) freight costs decreased by approximately $18,000; (iii) depreciation expense increased by approximately $13,000 as a result of depreciation for tooling and molds; (iv) operating salaries and benefits decreased by approximately $15,000 due to reductions in Cosmic Pet and operations staffing; and (v) other operating expenses increased by approximately $32,000 resulting mostly from customer “back-charges” and expense for obsolete and excess inventory. Our variable and fixed warehouse overhead costs increased by 3.2% from the comparable quarter in 2012 due to the above noted increase in operating expenses, which was offset in part by the above noted decrease in payroll expenses.

The decrease in the cost of goods sold resulted in our gross profit on sales increasing by 23.4%, or $267,245, from $1,140,945 in 2012 to $1,408,190 in 2013. Gross profit margin also increased from 24.3% in 2012 to 29.7% in 2013.

Selling, general and administrative expenses in 2013 were $1,148,333, an increase of 5.4%, or $58,335, from $1,089,998 in 2012. This increase mainly resulted from (i) an increase in payroll expenses of approximately $44,000, (ii) an increase in professional expenses of approximately $22,000 due to increased consulting expenses and (iii) a decrease in remaining selling, general, and administrative expenses of approximately $8,000.

Our income from operations increased by $208,910, from $50,947 in 2012 to $259,857 in 2013, as a result of our gross profit on sales increasing by $267,245, or 23.4%, and our selling, general and administrative expenses increasing by $58,335, or 5.4%.

There was no other income for 2013. Other income for 2012 was $8,411. The majority of this income was from a grant from the City of Mentor towards the Company’s relocation of the Cosmic Pet operation to Mentor, Ohio.

Interest expense for 2013 was $47,092, an increase of $9,073, from $38,019 in 2012. This change was due to a combination of factors. Interest expense for our bank line of credit decreased by approximately $11,000, resulting from the reduction in our average balance to $1,745,006 in 2013 from $2,896,616 in 2012 (interest rate remained the same at 3.75%). More interest expense was incurred for term loans of approximately $2,700 due to the addition of a new $500,000 term loan in December of 2012. Interest expense due on notes payable to subordinated note holders increased by approximately $16,800 from 2012 as a result of additional borrowings at the end of 2012. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $600.

Income tax expense increased by $66,983 from $13,017 in 2012 to $80,000 in 2013. The increase was due to (i) an increase of approximately $38,800 in estimated federal income tax payable for 2013 versus 2012, (ii) an increase in estimated local income tax payable of approximately $5,000, (iii) an increase of approximately $21,500 in deferred tax assets utilized in 2013 as compared to 2012, and (iv) an increase of approximately $1,700 in deferred tax liabilities added in 2013 as compared to 2012.

Net income for 2013 was $132,765 as compared to net income of $8,322 for 2012, or an increase in profit of $124,443. This increase was a result of the following changes from 2012 to 2013:

Net revenue increase of 0.03%	$1,454
Cost of goods sold decrease of 7.4%	265,791
Gross profit on sales increase of 23.4%	267,245
Selling, general and administrative expenses increase of 5.4%	(58,335)
Income from operations, increase	208,910
Other income and expense, net decrease	(8,411)
Interest expense increase of 23.9%	(9,073)
Income tax expense increase	(66,983)
Increase in profitability	$124,443

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

In the following discussion all references to 2013 are for the six months ended June 30, 2013 and all references to 2012 are for the six months ended June 30, 2012.

Net revenue consists of net sales of proprietary products for the retail pet business. For 2013, net revenue totaled $9,789,147, a decrease of 1.6% in revenue from $9,943,395 in 2012. Although sales in total decreased slightly, gross in-line sales to customers (excluding close-outs) increased by $348,000. Since close-out sales typically yield low margins, by selling to more stable customers we were able to increase our gross margin despite the decrease in sales.

For the first half of 2013, gross sales to our largest customer increased by approximately $691,000. Sales to new customers contributed an additional $276,000. Mass channel sales increased about $656,000 (21%) and grocery store sales increased about $190,000 (21%) from the same period a year ago. Offsetting these increases, Pet Specialty sales were down about $346,000 (8%) and Club sales were down about $191,000 from the same period a year ago. Our sales to foreign customers decreased slightly by approximately $27,000, or 2%, from 2012 mainly due to decreased sales to customers in Hong Kong, Japan, and Korea while sales to customers in Canada and the United Kingdom increased 16% and 9% respectively.

Total sales of new products in 2013 that were not sold in 2012 were approximately $749,000. Our new hybrid stainless steel bonded rubber bowls accounted for approximately $620,000 of this total. Sales of our “Play-N-Squeak,” “Cosmic Pet,” and “Durapet” products increased by approximately $180,000, $193,000, and $197,000 respectively over the same period a year ago. Sales of bowls/feeders increased by approximately $314,000 (9%) and edibles/consumables sales increased by approximately $195,000 (34%) compared to the same period in 2012. Offsetting these increases were decreased sales in toys and accessories of $211,000 (4%) and decreases in waste and odor sales of approximately $216,000 (28%).

Cost of goods sold decreased by 6.8%, from $7,431,488 in 2012 to $6,924,582 in 2013. Comprising this approximately $507,000 decrease in cost of goods sold were the following: (i) decreased expenses of approximately $480,000, or 7.9%, in the cost of purchased products sold and freight due to lower sales but mostly from sales of higher margin products; (ii) increased customer charges of approximately $27,000; (iii) increased depreciation expense of approximately $12,000 from depreciation for tooling and molds; (iv) decreased payroll expenses of approximately $74,000 due to reductions in Cosmic Pet and operations staffing; and (v) increased expenses of approximately $8,000 for all other operating line items. Our variable and fixed warehouse overhead costs decreased by 2.8% from the comparable six months in 2012 due to the decreased payroll expenses offset partly by other operating expense increases.

The cost of goods sold decrease resulted in our gross profit on sales increasing by 14.0%, or $352,658, from $2,511,907 in 2012 to $2,864,565 in 2013. Gross profit margin increased from 25.3% in 2012 to 29.3% in 2013, mainly due to higher margin sales.

Selling, general and administrative expenses in 2013 were $2,300,506, a decrease of 0.2%, or $3,635, from $2,304,141 in 2012. Although the totals did not change much between the two years, there was some variation in the detail of the expenses. In 2013, there was: (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $45,000; (ii) a decrease in sales and marketing expenses of approximately $115,000, mainly due to decreased expenses related to online social media and trade shows; (iii) an increase in professional expenses of approximately $34,000 related to increased consulting charges; (iv) an increase in product development costs of approximately $15,000; and (v) a net increase of all other expenses of approximately $21,000.

Income from operations increased by $356,293, from $207,766 in 2012 to $564,059 in 2013, as a result of our gross profit on sales increasing by $352,658 and selling, general and administrative expenses decreasing by $3,635.

“Other income” for 2013 was $40,784, comprised of approximately $26,000 received from an insurance claim settlement and approximately $17,000 received from a patent infringement settlement related to our Durapet® brand. This income was offset by a $2,000 write off of a fixed asset no longer in use. Other income for 2012 was $8,411 with the majority being from a $7,000 grant from the City of Mentor for relocation of the Company’s Cosmic Pet operation to Mentor, Ohio.

Interest expense for 2013 was $87,337, an increase of $4,182, from $83,155 in 2012. For 2013 we experienced (i) a decrease in interest expense for our bank line of credit of approximately $21,000, resulting from a lower average balance of $1,861,428 in 2013 from $2,988,015 in 2012 (interest rate remained the same at 3.75%); (ii) an increase in interest expense due on notes payable to subordinated note holders of approximately $24,000 as a result of additional borrowings at the end of 2012; and (iii) a net increase of approximately $1,000 on other borrowings.

Income tax expense increased by $118,303, from $42,836 in 2012 to $161,139 in 2013. The increase was due to (i) an increase of approximately $107,800 in estimated federal income tax payable for 2013 versus 2012, (ii) an increase in estimated local income tax payable of approximately $8,900, (iii) an increase of approximately $6,100 in deferred tax assets utilized in 2013 as compared to 2012, and (iv) a reduction in expense of approximately $4,500 for the net change in deferred tax liabilities.

Net income for 2013 was $356,367 as compared to net income of $90,186 for 2012, or an increase in profit of $266,181. This increase was a result of the following changes from 2012 to 2013:

Net revenue decrease of 1.6%	$(154,248)
Cost of goods sold decrease of 6.8%	506,906
Gross profit on sales increase of 14.0%	352,658
Selling, general and administrative expenses decrease of 0.2%	3,635
Income from operations, increase	356,293
Other income, net increase	32,373
Interest expense increase of 5.0%	(4,182)
Income tax expense increase	(118,303)
Increase in profitability	$266,181

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $1,548,991 in available funds at June 30, 2013 based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2012, we funded our operating cash requirements primarily through inventory reductions and net income. In the first half of 2013, we funded our operating cash requirements primarily through reductions of accounts receivable and net income. We should be able to continue doing so for the remainder of 2013. We also expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2013. We have no material commitments for capital expenditures.

As of June 30, 2013, we had $3,315,463 in outstanding principal amount of indebtedness consisting of:

Bank line of credit facility - $5,000,000	Prime plus .5%	$1,838,032
Bank term note ($500,000 original balance)	5.45%	402,778
Lake County Economic Development Loan	5.00%	125,000
Contributor notes payable	Prime plus 2%	650,000
Capitalized Leases	Various	45,927
Ohio 166 Loan	3.00% (plus annual servicing fee of 0.25%)	153,726
Other notes payable	Prime plus 3% & 10%	100,000

Unless indicated otherwise, the following discussion describes in detail each of the line items above.

The bank line of credit indebtedness of $1,838,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2013 was $3,387,023. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2014. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $4,500,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio).

On December 7, 2012, the Company entered into a new Business Loan Agreement with our lender, FirstMerit Bank. Included in the Business Loan Agreement was a modification to the debt service ratio calculation whereby all newly obtained capital or subordinated debt each year can offset unfunded capital expenditures. At June 30, 2013, we were in compliance with the covenant and default provisions under the amended agreement with the bank, had a debt service coverage ratio of 3.15, and had a tangible net worth of $5,763,028.

Changes in Financing During 2013

In April, 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in the 2012 10-K filing, this loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment is conditioned on the Company’s meeting the bank’s revised debt service coverage ratio each quarter. In April 2013, the Company repaid all accrued interest (approximately $82,000). The Company plans to repay approximately $75,000 of the outstanding principal plus any accrued interest per quarter starting in the third quarter of 2013.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This new loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company plans to use the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment.

Financing Obtained in 2012

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of June 30, 2013, the remaining balance on this capital lease totaled $25,825.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. A copy of the form of promissory note and form of warrant issued to each party are attached as Exhibits 10.68 and10.69, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.

On December 7, 2012, the Company entered into a new Business Loan Agreement and into an Amendment to Note related to OurPet’s current $5,000,000 revolving credit facility with our lender, First Merit Bank. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended to June 30, 2014 at an interest rate of prime plus .5%. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, have personally guaranteed the repayment of the credit facility. In consideration for their guarantees, they were granted 312,500 warrants at an exercise price of $.42/share for the right to purchase OurPet’s Common Stock. The warrants vested immediately and have a five year term. Copies of the Business Loan Agreement and the Amendment to Note are attached as Exhibits 10.71 and 10.72 respectively, to our Form 8-K filed with the SEC on December 13, 2012.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. The new loan is payable over a three year term beginning in January 2013 in equal monthly principal installments of $13,889 plus accrued interest at a fixed interest rate of 5.45%. This loan was secured by our accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s Common Stock. A copy of the Promissory Note executed in connection with this new term loan is attached as Exhibit 10.73 to our Form 8-K filed with the SEC on December 13, 2012. As of June 30, 2013, this loan had a principal balance outstanding of $402,778.

Other Outstanding Debt

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of June 30, 2013, this loan had a principal balance outstanding of $153,726.

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

Changes in Cash

Net cash provided by operating activities for the six months ended June 30, 2013 was $492,581. Cash was provided by the net income for the six months of $356,367, as well as the non-cash charges for depreciation of $312,169, amortization of $24,624, stock option expense of $12,000, warrant expense of $6,000, and loss on disposal of a fixed asset of $2,000. Cash was used by the net change of $220,579 in our operating assets and liabilities as follows:

Accounts receivable decrease	$444,763
Inventories increase	(401,627)
Prepaid expenses increase	(114,440)
Deferred Tax Asset decrease	46,919
Amortizable Intangible Assets increase	(48,842)
Accounts payable decrease	(187,379)
Accrued expenses increase	42,628
Deferred Tax liability, decrease	(2,601)
Net change	$(220,579)

Net cash used in investing activities for the six months ended June 30, 2013 was $178,200. This cash was used mostly for the acquisition of tooling, computer equipment, and a used truck for transporting inventory between warehouses. Cash used in financing activities for the six months ended June 30, 2013 was $240,372 and consisted of payments on the bank line of credit of $421,000, net debt borrowings of $22,750, and issuances of common stock of $157,878 as a result of the exercise of stock options and warrants.

Net cash provided by operating activities for the six months ended June 30, 2012 was $588,920. Cash was provided by the net income for the six months of $90,186, as well as the non-cash charges for depreciation of $291,884, amortization of $20,171, stock option expense of $12,000, and warrant expense of $6,000. Cash was provided by the net change of $168,679 in our operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2012 was $202,374. This cash was used for the acquisition of property and equipment. Cash used in financing activities for the six months ended June 30, 2012 was $494,309 and consisted of payments on the bank line of credit of $271,000 and by principal payments on debt of $223,309.

CRITICAL ACCOUNTING POLICIES/ ESTIMATES

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

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory, and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags on January 23, 2012. We responded promptly and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation..

We have not been named in any further material legal proceedings. In addition to the matter above and in the normal course of conducting its business, we may become involved in other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

ITEM 1A.	RISK FACTORS

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on June 5, 2013. There were 13,723,104 shares of Common Stock present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee	For	Withheld	Broker Non-Votes
Joseph T. Aveni	10,567,196	58,000	3,097,908
William L. Lechtner	10,567,196	58,000	3,097,908
Charles C. MacMillan	10,567,196	58,000	3,097,908
John W. Spirk, Jr.	10,567,196	58,000	3,097,908
Dr. Steven Tsengas	10,561,196	64,000	3,097,908

A vote was taken on the proposal to ratify the appointment of NMS, Inc. as our independent auditors for the year ending December 31, 2013. Of the 13,723,104 shares present at the meeting in person or by proxy, 13,681,606 were voted in favor of such proposal, 37,318 shares were voted against such proposal, and 4,180 shares abstained from voting.

A vote was taken to approve on an advisory basis the compensation of the company’s executive officers. Of the 13,723,104 shares present at the meeting in person or by proxy, 10,494,946 were voted in favor of such proposal, 121,200 shares were voted against such proposal, 9,050 shares abstained from voting, and 3,097,908 shares were broker non-votes.

A vote was taken on an advisory basis of the frequency of shareholder vote on executive compensation. Of the 13,723,104 shares present at the meeting in person or by proxy, 10,373,834 were voted for one year, 178,582 shares were voted for two years, 24,730 shares were voted for three years, 48,050 shares abstained from voting, and 3,097,908 shares were broker non-votes.

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

OURPET’S COMPANY

Dated: August 14, 2013	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

