Form 10-Q
period 2013-09-30
OURPETS CO
filed 2013-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2013	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of October 30, 2013, the Registrant had outstanding 16,256,265 shares of Common Stock, 189,616 shares of Convertible Preferred Stock, convertible into 1,896,160 shares of Common Stock, options exercisable for 1,308,208 shares of Common Stock and warrants exercisable for 1,730,596 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2013.

CONTENTS

Page Number
Part 1 – Financial Information

Item 1 – Financial Statements (Unaudited):

Condensed, Consolidated Balance Sheets of OurPet’s Company and Subsidiaries as of September 30, 2013 and December 31, 2012	3

Condensed, Consolidated Statements of Operations of OurPet’s Company and Subsidiaries for the three month and nine month periods ended September 30, 2013 and 2012	5

Condensed, Consolidated Statement of Changes in Stockholders’ Equity of OurPet’s Company and Subsidiaries for the nine month period ended September 30, 2013	6

Condensed, Consolidated Statements of Cash Flows of OurPet’s Company and Subsidiaries for the nine month periods ended September 30, 2013 and 2012	7

Condensed Notes to Consolidated Financial Statements (Unaudited)	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	12

Overview	12

Results of Operations	13

Liquidity and Capital Resources	16

Critical Accounting Policies/Estimates	18

Off-Balance Sheet Arrangements	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	19

Part II – Other Information

Item 1 – Legal Proceedings	19

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults Upon Senior Securities	19

Item 4 – Mine Safety Disclosure	19

Item 5 – Other Information	19

Item 6 – Exhibits	19

Signatures	20

Certifications

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$161,238	$21,269
Accounts receivable - trade, less allowance for doubtful accounts of $37,667 and $ 37,873	2,934,786	2,540,640
Inventories net of reserve	5,618,611	5,665,040
Prepaid expenses	407,292	190,967
Deferred Tax Asset	23,460	93,838
Total current assets	9,145,387	8,511,754

PROPERTY AND EQUIPMENT
Computers and office equipment	726,349	664,745
Warehouse equipment	548,990	518,304
Leasehold improvements	254,942	244,832
Tooling	4,105,448	3,869,758
Construction in progress	357,358	337,239
Total	5,993,087	5,634,878
Less accumulated depreciation	4,068,823	3,638,343
Net property and equipment	1,924,264	1,996,535

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $322,647 and $285,075	326,763	296,478
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	873,277	842,992

Total assets	$11,942,928	$11,351,281

The accompanying notes are an integral part of these condensed and consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	September 30,	December 31,
	2013	2012
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	471,648	517,531
Accounts payable - trade	1,534,058	1,610,752
Accrued taxes payable	233,000	-
Other accrued expenses	490,315	484,063
Total current liabilities	2,829,021	2,712,346

LONG-TERM LIABILITIES
Long-term debt - less current portion above	783,614	837,150
Revolving Line of Credit	1,885,032	2,259,032
Deferred Income Taxes	218,438	196,435
Total long term liabilities	2,887,084	3,292,617

Total liabilities	5,716,105	6,004,963

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 16,256,265 and 15,883,560 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	4,583,232	4,583,232

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 66,000 shares authorized, 66,000 shares issued and outstanding at September 30, 2013	602,679	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at September 30, 2013	865,312	865,312

PAID-IN CAPITAL	184,878	-

ACCUMULATED DEFICIT	(9,278)	(704,905)
Total stockholders' equity	6,226,823	5,346,318

Total liabilities and stockholders' equity	$11,942,928	$11,351,281

The accompanying notes are an integral part of these condensed and consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$5,737,568	$4,269,952	$15,526,715	$14,213,342

Cost of goods sold	3,889,535	3,158,042	10,814,115	10,589,531

Gross profit on sales	1,848,033	1,111,910	4,712,600	3,623,811

Selling, general and administrative expenses	1,265,986	1,259,789	3,566,494	3,563,929

Income (loss) from operations	582,047	(147,879)	1,146,106	59,882

Other (income) and expense	(45,875)	68	(86,658)	(8,344)
Interest expense	38,641	36,019	125,978	119,174

Income (loss) before income taxes	589,281	(183,966)	1,106,786	(50,948)

Income tax expense (benefit)	250,020	(53,869)	411,159	(11,033)

Net income (loss)	$339,261	$(130,097)	$695,627	$(39,915)

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income (loss)	$0.02	$(0.01)	$0.04	$(0.01)

Weighted average number of common and equivalent shares outstanding used to calculate basic and diluted earnings per share	18,892,361	15,811,250	17,958,153	15,809,771

The accompanying notes are an integral part of these condensed and consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

Net income	-	-	-	-	-	-	-	695,627	695,627
Common Stock Issued Upon Exercise of Stock Options					307,911		148,500		148,500
Common Stock Issued Upon Exercise of Warrants					64,794		9,378		9,378
Stock-Based compensation expense	-	-	-	-	-	-	27,000	-	27,000

Balance at September 30, 2013	66,000	$602,679	123,616	$865,312	16,256,265	$4,583,232	$184,878	$(9,278)	$6,226,823

The accompanying notes are an integral part of these condensed and consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$695,627	$(39,915)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Sale of Fixed Asset	2,000	-
Depreciation expense	433,480	446,229
Amortization expense	37,572	30,751
Stock option expense	18,000	18,000
Warrant expense	9,000	9,000
(Increase) decrease in assets:
Accounts receivable - trade	(394,146)	299,223
Inventories	46,429	695,357
Prepaid expenses	(216,325)	(18,343)
Deferred Tax Asset less Valuation Allowance	70,378	-
Amortizable Intangible Asset Additions	(67,857)	(44,970)
Deposits and other assets	-	(9,883)
Increase (decrease) in liabilities:
Accounts payable - trade	(76,694)	(498,264)
Accrued expenses	239,252	(12,270)
Deferred tax liabilities	22,003	(11,034)
Net cash provided by operating activities	818,719	863,881

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(363,209)	(275,481)
Net cash used in investing activities	(363,209)	(275,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings of long-term debt	145,816	32,166
Principal payments on long-term debt	(245,235)	(384,464)
Payment on bank line of credit	(374,000)	(380,968)
Issuances of Common Stock	157,878	-
Net cash used in financing activities	(315,541)	(733,266)
Net increase (decrease) in cash	139,969	(144,866)

CASH AT BEGINNING OF PERIOD	21,269	364,978
CASH AT END OF PERIOD	$161,238	$220,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$168,221	$95,561
Income taxes paid	$80,000	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$32,432	$3,500
Equipment Obtained Through Capital Lease	$20,816	$-

The accompanying notes are an integral part of these condensed and consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

 BASIS OF PRESENTATION

OurPet’s Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited, condensed, consolidated financial statements for the nine month period ended September 30, 2013 and September 30, 2012 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s Company and its wholly-owned subsidiaries, Virtu, and SMP Company, Incorporated (collectively, “OurPet’s” or the “Company”). The December 31, 2012 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2012 audited, consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2012 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. Inventories at September 30, 2013 and December 31, 2012 consist of:

	2013	2012
Finished goods	$4,374,150	$4,224,194
Components, packaging and work in process	1,365,474	1,544,431
Inventory reserve	(121,013)	(103,585)
Total	$5,618,611	$5,665,040

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2013 and 2012 are shown below:

	2013	2012
Beginning Balance	$103,585	$150,497
Increases to Reserve	134,947	111,910
Write Offs against Reserve	(117,519)	(158,822)
Ending Balance	$121,013	$103,585

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2013

(Unaudited)

Monthly accruals as a percentage of net sales are made to account for obsolete and excess inventory. Quarterly reviews are also performed at a more detailed level to determine if additional adjustments are needed. The above numbers reflect both the monthly accruals and quarterly adjustments.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at September 30, 2013 and December 31, 2012 in the amount of $37,667 and $37,873 respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

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

The Company entered into a new ten year lease with Senk Properties for the Fairport Harbor facility that became effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years, and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one-half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years, and lastly $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio, with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland, facility that housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years, and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Lease expense resulting from the foregoing agreements was $383,936 for the nine months ended September 30, 2013.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2013

(Unaudited)

Through September 30, 2013, the Company was invoiced $781,061 by NSDA of which $435,496 was paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $295,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of September 30, 2013, the fee accrued to date was $21,887.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, SmartScoop®, ecoPure Naturals®, Play-N-Squeak®, Durapet®, Go! Cat Go!®, Flappy®, Eat®, Smarter Toys®, Clipnosis® and Cosmic Pet® labels. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2013, 33.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,175,490 and $748,114 respectively, which represents approximately 20.5% and 13.0% of total revenue.

For the three months ended September 30, 2012, 30.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $879,131 and $435,951 respectively, which represents 20.6% and 10.2% of total revenue.

For the nine months ended September 30, 2013, approximately 23.8% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,691,343.

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

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2013, common shares that are or could be potentially dilutive include 1,308,208 stock options at exercise prices from $0.22 to $0.98 a share, 1,730,596 warrants to purchase common stock at exercise prices from $0.36 to $0.99 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of September 30, 2012, common shares that are or could be potentially dilutive include 1,819,208 stock options at exercise prices from $0.22 to $0.98 a share, 4,930,257 warrants to purchase common stock at exercise prices from $0.2796 to $0.9916 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share, and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSE, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2013

(Unaudited)

INCOME TAXES

The Company’s compliance with FASB ASC 740-10 does not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

As of September 30, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $373,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2015 through 2028 if not utilized. In the first nine months of 2013, the Company decreased its deferred tax assets by approximately $70,400 from $93,838 to $23,460 due to the “more likely than not” projected utilization of NOL’s during 2013.

Also during the first nine months of 2013, the Company increased its deferred tax liabilities by approximately $22,000 from $196,435 to $218,438 for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated federal income tax expense payable for the nine months ended September 30, 2013 is $295,683. The estimated local income tax expense payable for the nine months ended September 30, 2013 is $23,094. The Company adjusted its income tax accrual accounts accordingly.

In 2013, the Internal Revenue Service reviewed the Company’s 2010 and 2011 federal income tax returns and found no adjustments necessary.

As of September 30, 2012, the Company had NOL’s for federal income tax purposes of approximately $575,000. For the first nine months of 2012, the Company kept its deferred tax asset at $155,279 due to the “more likely than not” utilization of NOL’s in coming years.

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

The effective tax rate for both the three and nine months ended September 30, 2013 and 2012 is different from the tax expense that would result from applying the statutory tax rates primarily due to the recognition of valuation differences. For the 2013 reporting periods, effective tax rates of 34% and 2% were used for estimating federal and local income taxes, respectively. For the 2012 reporting periods, effective tax rates of 27% and 2% were used for estimating federal and local income taxes, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2012 and September 30, 2013. A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying values of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the consolidated financial statements. On October 14, 2013, we signed a financing commitment letter from our bank whereby our revolver line of credit will be extended to June 30, 2015 from July 30, 2014. Final documents are anticipated to be executed in November, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In February 2013, FASB issued an accounting standards update requiring new disclosures about reclassifications from “accumulated other comprehensive loss” to “net income.” These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update was effective for fiscal years beginning after December 15, 2012. The adoption of these new standards had no effect on the Company’s consolidated financial statements.

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

According to the most recent 2013/2014 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.® (APPA), approximately 82.5 million U.S. households reported owning a pet with an estimated pet population of 83.3 million dogs, 95.6 million cats, and 20.6 million birds.  According to Packaged Facts: Pet Supplies and Pet Care Products in the U.S., June 2013, US pet industry sales totaled $59.12 billion in 2012.  For the same period, U.S. retail sales of pet supplies (OurPet’s segment) totaled $11.5 billion, which represents an increase of 3% over 2011.  While market growth is still below pre-recession rates, the economy is expected to gradually improve and the pet market as a whole is expected to rise to $75.09 billion by 2017. Annual sales growth of pet supplies is predicted at 4% in 2013 and 4.5% in 2014. Compound annual growth rate is likewise projected at 4-5% during 2012-2017.

Net income for the three and nine months ended September 30, 2013 was $339,261 and $695,627, respectively. These numbers represent an increase in profit of $469,358 and $735,542, respectively, from the net loss of $130,097 and $39,915 for the same time periods in 2012.

As discussed in Liquidity and Capital Resources on pages 16 through 18, we have funded our operations principally from the net cash provided from operating activities for the nine months ended September 30, 2013 and for the year ended December 31, 2012. Net cash provided by operating activities for the nine months ended September 30, 2013 was $818,719.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2013, we had a balance due of $1,885,032 under the line of credit with our bank at an interest rate of prime plus ..50%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

In the following discussion all references to 2013 are for the three months ended September 30, 2013 and all references to 2012 are for the three months ended September 30, 2012.

Net revenue consists of net sales of proprietary products for the retail pet business. For 2013 net revenue was $5,737,568, an increase of 34.4% in net revenue from $4,269,952 in 2012. This notable increase is impressive due to the fact that we were able to increase sales to a majority of our top customers during the third quarter and maintain our diverse customer base in a variety of channels. Our top two customers accounted for an increase in sales of approximately $650,000. Our top ten customers accounted for approximately a $1,022,000 net increase in sales with only one of these customers showing a decrease in dollars sold. Out of all of our customers sold to in 2012, the largest decrease in dollar terms was with a close-out customer and was under $100,000.

We added several new customers in the third quarter of 2013 which contributed approximately $52,000 in additional sales. Our sales to foreign customers increased by approximately $216,000, or 42%, from 2012 mainly due to increased sales to customers in Canada and Brazil.

We showed significant increases in sales in all of our primary channels. In the pet specialty channel (52% of 2013 sales), sales increased by approximately $982,000. In the “mass retail” channel (30% of 2013 sales), sales increased by approximately $317,000. In the grocery store channel (11% of 2013 sales), sales increased by approximately $202,000. All other channels (7% of 2013 sales) showed a net decrease of approximately $34,000. We will continue to focus on sales in our primary channels including E-Commerce as we believe there is potential for more growth to be realized from our strategic initiatives of market penetration and new product development.

Total sales of new products introduced in the third quarter of 2013 were approximately $147,000. Our hybrid stainless steel bonded rubber bowls that were introduced in the first quarter of 2013 added another approximately $301,000 to our third quarter sales. Our strongest product categories remained bowls/feeders and toys/accessories. Products in the bowls/feeders category comprised approximately 41% of 2013 sales and increased by approximately $597,000 over 2012 sales. Products in the toys/accessories category comprised approximately 46% of 2013 sales and increased by approximately $625,000 over 2012 sales.

The increase in sales resulted in our cost of goods sold increasing from $3,158,042 in 2012 to $3,889,535 in 2013. This increase of approximately $731,000 in cost of goods sold was due to the following: (i) the cost of purchased products sold increased by approximately $686,000 due to increased demand for product; (ii) freight costs increased by approximately $18,000; (iii) depreciation expense decreased by approximately $36,000 as a result of fewer capital expenditures; (iv) operating salaries and benefits increased by approximately $16,000; and (v) other operating expenses increased by approximately $47,000 resulting mostly from warranty charges and increased warehouse supplies. Our variable and fixed warehouse overhead costs increased by 6.1% from the comparable quarter in 2012 due to the above noted increase in operating expenses which was offset in part by the above noted decrease in depreciation expense.

Since the cost of purchased products as a percentage of net sales decreased from 56.4% in 2012 to 53.9% in 2013, the same amount of sales generated approximately an extra $107,000 in gross profit in 2013. Also the additional sales over and above 2012 sales of $1,467,616 added another approximately $676,000 to gross profit. These increases were slightly offset by the increased overhead costs resulting in a net increase of approximately $736,000 in gross profit. Gross profit margin increased to 32.2% in 2013 from 26.0% in 2012, as a result of more favorable product mix, price increases and better absorption of operating overhead.

Selling, general and administrative expenses in 2013 were $1,265,986, an increase of less than 1%, from $1,259,789 in 2012. This small increase resulted from the net of (i) an increase in payroll expenses of approximately $45,000; (ii) an increase in professional expenses of approximately $25,000 due to increased consulting expenses; (iii) a decrease of approximately $60,000 in sales and marketing expenses mainly from reduced promotions; and (iv) a net decrease of remaining selling, general, and administrative expenses of approximately $4,000.

In 2012, we had a loss from operations of $147,879. In 2013, as a result of our gross profit on sales increasing by $736,000, or 66.2%, and our selling, general and administrative expenses remaining fairly constant, we had income from operations of $582,047.

Other income for 2013 was $45,875 from a patent lawsuit settled in our favor. Other income for 2012 was negligible.

Interest expense for 2013 was $38,641, an increase of $2,622, from $36,019 in 2012. This change was due to a combination of factors. Interest expense for our bank line of credit decreased by approximately $9,700, resulting from the reduction in our average balance to $1,748,173 in 2013 from $2,763,350 in 2012 (interest rate remained the same at 3.75%). More interest expense was incurred for term loans of approximately $3,400 due to the addition of a new $500,000 term loan in December of 2012. Interest expense due on notes payable to subordinated note holders increased by approximately $6,700 from 2012 as a result of additional borrowings at the end of 2012. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $2,200.

In 2012, we had a tax benefit of $53,869 due to incurring a loss. In 2013, we earned income and had income tax expense of $250,020 to report. The difference of $303,889 was due to (i) an increase of approximately $187,700 in estimated federal income tax payable for 2013 versus 2012, (ii) an increase in estimated local income tax payable of approximately $14,300, (iii) an increase of approximately $64,300 in deferred tax assets utilized in 2013 as compared to 2012, and (iv) an increase of approximately $37,700 in deferred tax liabilities added in 2013 as compared to 2012.

Net income for 2013 was $339,261 as compared to a net loss of $130,097 for 2012, or an increase in profit of $469,358. This increase was a result of the following changes from 2012 to 2013:

Net revenue increase of 34.4%	$1,467,616
Cost of goods sold increase of 23.2%	(731,493)
Gross profit on sales increase of 66.2%	736,123
Selling, general and administrative expenses increase of 0.5%	(6,197)
Income from operations, increase	729,926
Other income and expense, net increase	45,943
Interest expense increase of 7.3%	(2,622)
Income tax expense increase	(303,889)
Increase in profitability	$469,358

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

In the following discussion all references to 2013 are for the nine months ended September 30, 2013 and all references to 2012 are for the nine months ended September 30, 2012.

Our net revenue consisted of net sales of proprietary products for the retail pet business. For 2013 net revenue totaled $15,526,715, an increase of 9.2% in revenue from $14,213,342 in 2012. Only approximately $121,000 of the total sales in 2013 came from “close-out” sales, down from $565,377 in 2012. A high percentage of our growth came from our largest customer to whom we increased sales by $939,000 or 27% of all positive customer variances from 2012 to 2013. The second largest contributing factor was sales to new customers which contributed approximately $531,000 of additional revenue during 2013.

While sales increased in all of our primary channels, the food, drug, and mass channels showed more growth than the pet specialty channel. The food, drug, and mass channels (approximately 47% of 2013 sales) increased by about $1,320,000 from 2012 or 22%. The pet specialty channel (approximately 47% of 2013 sales) increased by about $630,000 from 2012 or 10%. Our sales to foreign customers increased by approximately $188,000, or 11%, from 2012 mainly due to increased sales to customers in Canada and Brazil offset partially by decreased sales to customers in Japan.

Total sales of new products in 2013 that were not sold in 2012 were approximately $1,386,000. Our new hybrid stainless steel bonded rubber bowls accounted for approximately $921,000 of this total. Our top three product categories in 2013 all experienced growth over 2012. Sales of bowls/feeders increased by approximately $911,000 (17%); sales of toys/accessories increased by approximately $408,000 (6%); and sales of edibles/consumables increased by approximately $397,000 (48%) compared to the same period in 2012. These increases were offset by decreased sales in the waste/odor category of approximately $270,000 (26%) and a net decrease of $133,000 in all other product categories.

Cost of goods sold increased by 2.1%, from $10,589,531 in 2012 to $10,814,115 in 2013. This increase of approximately $225,000 in cost of goods sold was caused by the following: (i) increased expenses of approximately $224,000, or 2.6%, in the cost of purchased products sold and freight due to increased demand for product; (ii) increased customer charges of approximately $38,000; (iii) decreased depreciation expense of approximately $24,000 from fewer capital expenditures; (iv) decreased payroll expenses of approximately $58,000 due to reductions in Cosmic Pet and operations staffing; and (v) increased expenses of approximately $45,000 for all other items, including increased warranty costs. Our variable and fixed warehouse overhead costs decreased by 0.9% from the comparable nine months in 2012 due to the decreased payroll expenses offset partly by other operating expense increases.

Since the cost of purchased products as a percentage of net sales decreased from 57.4% in 2012 to 54.0% in 2013, the same amount of sales generated approximately an extra $483,000 in profit in 2013. Also the additional sales over and above 2012 sales of $1,313,373 added another approximately $605,000 to gross profit. These increases contributed to an increase of approximately $1,089,000 in gross profit. Gross profit margin also increased from 25.5% in 2012 to 30.4% in 2013 as a result of more favorable product mix, price increases and better absorption of operating overhead.

Selling, general and administrative expenses in 2013 were $3,566,494, an increase of 0.1%, or $2,565, from $3,563,929 in 2012. Although the totals did not change much between the two years, there was some variation in the detail of the expenses. In 2013, there was: (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $90,000; (ii) a decrease in sales and marketing expenses of approximately $172,000, mainly due to decreased expenses related to online social media and trade shows; (iii) an increase in professional expenses of approximately $62,000 related to increased consulting charges;and (iv) an increase in product development costs of approximately $23,000.

Income from operations increased by $1,086,224, from $59,882 in 2012 to $1,146,106 in 2013, as a result of our gross profit on sales increasing by $1,088,789 and selling, general and administrative expenses increasing by $2,565.

“Other income” for 2013 was $86,658, comprised of approximately $26,000 received from an insurance claim settlement, approximately $17,000 received from a patent infringement settlement related to our Durapet® brand, and $45,875 from a separate patent lawsuit settled in our favor. This income was offset by a $2,000 write off of a fixed asset no longer in use. Other income for 2012 was $8,344 with the majority being from a $7,000 grant from the City of Mentor for relocation of the Company’s Cosmic Pet operation to Mentor, Ohio.

Interest expense for 2013 was $125,978, an increase of $6,804, from $119,174 in 2012. For 2013 we experienced (i) a decrease in interest expense for our bank line of credit of approximately $31,000, resulting from a lower average balance of $1,823,676 in 2013 from $2,913,127 in 2012 (interest rate remained the same at 3.75%); (ii) an increase in interest expense due on notes payable to subordinated note holders of approximately $30,600 as a result of additional borrowings at the end of 2012; and (iii) a net increase of approximately $7,200 on other borrowings.

In 2012, we had a tax benefit of $11,033 due to incurring a loss. In 2013, we earned income and had income tax expense of $411,159 to report. The difference of $422,192 was due to: (i) an increase of approximately $295,500 in estimated federal income tax payable for 2013 versus 2012, (ii) an increase in estimated local income tax payable of approximately $23,200 for 2013 versus 2012, (iii) an increase of approximately $70,400 in deferred tax assets utilized in 2013 as compared to 2012, and (iv) an increase in expense of $33,100 for the net change in deferred tax liabilities.

Net income for 2013 was $695,627 as compared to a net loss of $39,915 for 2012, or an increase in profit of $735,542. This increase was a result of the following changes from 2012 to 2013:

Net revenue increase of 9.2%	$1,313,373
Cost of goods sold increase of 2.1%	(224,584)
Gross profit on sales increase of 30.1%	1,088,789
Selling, general and administrative expenses increase of 0.1%	(2,565)
Income from operations, increase	1,086,224
Other income, net increase	78,314
Interest expense increase of 5.7%	(6,804)
Income tax expense increase	(422,192)
Increase in profitability	$735,542

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our line of credit with our bank that had $1,996,607 in available funds as of September 30, 2013 based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2012, we funded our operating cash requirements primarily through inventory reductions and net income. In the first nine months of 2013, we funded our operating cash requirements primarily through positive net income. We should be able to continue doing so for the remainder of 2013. We also expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2013. We have no material commitments for capital expenditures.

As of September 30, 2013, we had $3,240,294 in outstanding principal amount of indebtedness consisting of:

Bank line of credit facility - $5,000,000	Prime plus .5%	$1,885,032
Bank term note ($500,000 original balance)	5.45%	375,001
Lake County Economic Development Loan	5.00%	119,463
Contributor notes payable	Prime plus 2%	575,000
Capitalized Lease s	Various	43,077
Ohio 166 Loan	3.00% (plus annual servicing fee of 0.25%)	142,721
Other notes payable	Prime plus 3% & 10%	100,000

Unless indicated otherwise, the following discussion describes in detail each of the line items above.

The bank line of credit indebtedness of $1,885,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral as of September 30, 2013 was $3,881,639. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2014 with a commitment from our bank to extend this to June 30, 2015. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $4,500,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio).

On December 7, 2012, the Company entered into a new Business Loan Agreement with our lender, FirstMerit Bank. Included in the Business Loan Agreement was a modification to the debt service ratio calculation whereby all newly obtained capital or subordinated debt each year can offset unfunded capital expenditures. As of September 30, 2013, we were in compliance with the covenant and default provisions under the amended agreement with the bank, had a debt service coverage ratio of 3.42, and had a tangible net worth of $6,030,228.

Changes in Financing During 2013

In April, 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment is conditioned on the Company’s meeting the bank’s revised debt service coverage ratio each quarter. In April 2013, the Company repaid all accrued interest (approximately $82,000). In the third quarter of 2013, the Company repaid $75,000 of the outstanding principal plus approximately $6,000 in newly accrued interest. The Company plans to continue paying $75,000 of the outstanding principal and any accrued interest per quarter until the loan is repaid in full.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and it is s payable over a four year term in equal monthly installments of $527. In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This new loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company plans to use the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment.

On October 14, 2013 we signed a commitment letter issued to us by our bank that extends our $5,000,000 credit facility through June 30, 2015. We anticipate the final documents to be executed in November 2013. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, have personally guaranteed the repayment of the credit facility. In consideration for their continued guarantees through June 30, 2015, they will be granted 125,000 warrants at an exercise price of $.55/share for the right to purchase OurPet’s common stock. The warrants will vest immediately and will have a five year term.

Financing Obtained in 2012

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment will facilitate wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2015. As of September 30, 2013, the remaining balance on this capital lease totaled $24,066.

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

On December 7, 2012, the Company entered into a new Business Loan Agreement and into an Amendment to Note related to OurPet’s current $5,000,000 revolving credit facility with our lender, FirstMerit Bank. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended through June 30, 2014 at an interest rate of prime plus .5%. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, personally guaranteed the repayment of the credit facility. In consideration for their guarantees they were granted 315,500 warrants at an exercise price of $.42/share for the right to purchase OurPet’s common stock. The warrants vested immediately and have a five year term. Copies of the Business Loan Agreement and the Amendment to Note are attached as Exhibits 10.71 and 10.72, respectively, to our Form 8-K filed with the SEC on December 13, 2012.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 were used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. The new loan is payable over a three year term beginning in January 2013 in equal monthly principal installments of $13,889 plus accrued interest at a fixed interest rate of 5.45%. This loan was secured by our accounts receivable, inventory, equipment, trademarks, and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s common stock. A copy of the Promissory Note executed in connection with this new term loan is attached as Exhibit 10.73 to our Form 8-K filed with the SEC on December 13, 2012. As of September 30, 2013, this loan had a principal balance outstanding of $375,001.

Other Outstanding Debt

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of September 30, 2013, this loan had a principal balance outstanding of $142,721.

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

Changes in Cash

Net cash provided by operating activities for the nine months ended September 30, 2013 was $818,719. Cash was provided by the net income for the nine months of $695,627, as well as the non-cash charges for depreciation of $433,480, amortization of $37,572, stock option expense of $18,000, warrant expense of $9,000, and loss on disposal of a fixed asset of $2,000. Cash was used by the net change of $376,960 in our operating assets and liabilities as follows:

Accounts receivable increase	$(394,146)
Inventories decrease	46,429
Prepaid expenses increase	(216,325)
Deferred Tax Asset decrease	70,378
Amortizable Intangible Assets increase	(67,857)
Accounts payable decrease	(76,694)
Accrued expenses increase	239,252
Deferred Tax liability, increase	22,003

Net change	$(376,960)

Net cash used for various purchases for the nine months ended September 30, 2013 was $363,209. This cash was used mostly for the acquisition of tooling, computer equipment, and a used truck for transporting inventory between warehouses. Cash used in financing activities for the nine months ended September 30, 2013 was $315,541 and consisted of payments on the bank line of credit of $374,000, net debt payments of $99,419 on other borrowings, and issuances of common stock of $157,878 as a result of the exercise of stock options and warrants.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $863,881. Cash of $464,065 was provided by the net loss for the six months of $39,915, plus the non-cash charges for depreciation of $446,229, amortization of $30,751, stock option expense of $18,000 and warrant expense of $9,000. Cash was also provided by the net change of $399,816 in our operating assets and liabilities.

Net cash used acquisition of certain property and equipment for the nine months ended September 30, 2012 was $275,481. Cash used in financing activities for the nine months ended September 30, 2012 was $733,266 and consisted of payments on the bank line of credit of $380,968 and of principal payments on debt of $352,298.

CRITICAL ACCOUNTING POLICIES/ ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies discussed elsewhere in this quarterly report as critical to our business operations and understanding of our results of operations. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, research and development costs, income taxes, impairment, intangible assets, inventory, and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2013.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

In addition to the matter above and in the normal course of conducting our business, we may become involved in other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings.

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

OURPET’S COMPANY

Dated: November 14, 2013	/s/ Steven Tsengas
Steven Tsengas
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

