Form 10-K
period 2013-12-31
OURPETS CO
filed 2014-03-31
CIK 1094139

United States

 Securities and Exchange Commission

Washington, DC 20549

 Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Registrant’s revenues for the fiscal year ended December 31, 2013 were $21,554,106. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $3,696,304 as of June 28, 2013. As of March 10, 2014, the registrant had outstanding 16,695,462 shares of Common Stock.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K. Except as otherwise stated, the information in this Form 10-K is as of December 31, 2013.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2013

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

Introductory Note

OurPet’s Company, a Colorado corporation, is engaged in developing, manufacturing, and marketing various proprietary products for the retail pet business. As used in this Form 10-K, the terms “OurPet’s,” “Company,” “Registrant,” “we,” “us,” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To Exceed pet and guardian expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 800 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic PetTM labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

According to the most recent 2013/2014 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.® (APPA), approximately 82.5 million U.S. households reported owning a pet with an estimated pet population of 83.3 million dogs, 95.6 million cats, and 20.6 million birds.  According to Packaged Facts: Pet Supplies and Pet Care Products in the U.S., June 2013, US pet industry sales totaled $59.12 billion in 2012.  For the same period, U.S. retail sales of pet supplies (OurPet’s segment) totaled $11.5 billion, which represents an increase of 3% over 2011.  While market growth is still below pre-recession rates, the economy is expected to gradually improve and the pet market as a whole is expected to rise to $75.09 billion by 2017. Annual sales growth of pet supplies is predicted at 4.5% in 2014. Compound annual growth rate is likewise projected at 4-5% during 2012-2017.

Market factors pointing to a healthier growth rate include the industry’s success in emphasizing the human-animal bond, driving sales of premium products; the strong market presence of upper-income households willing to spend heavily on pet supplies; the growing population of pets with specialized health needs (approximately 40% of pets are seniors) and the expansion of the pet specialty channel. In summary, the pet industry has again proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

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

Grocery chains—e.g., Kroger

Pet food manufacturers—e.g., Ralston Purina

Pet distributors—e.g. Bradley Caldwell

International customers—e.g., Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal and written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 250 customers to whom we sell products, with the total number and specific customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10% or more of our sales. For the year ended December 31, 2013, $5,181,565 (24.0%) of our revenue was derived from Wal-Mart.

We currently market products, such as: dog, cat, and bird feeders; dog and cat toys; cat and dog waste management products; catnip products; and natural, nutritional pet supplements and topical products. We conduct our marketing and sales activities through 14 employees and 20 independent sales representatives. Domestic independent sales representatives are paid commissions, which range from 3% to 15% of net sales to customers.

Our marketing strategies include, among others: trade shows; customer visitations; social media; telemarketing; direct mail; trade journal advertising; product sampling programs; and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys, and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, the Far East, and Mexico.

Most of our products are proprietary and we have been granted or assigned 80 United States and international patents for dog and cat feeders and have 64 United States and international patents pending for cat and dog toys, dog feeders and natural and nutritional pet supplements and treats. We registered trademarks for “The OurPet’s Company” as our corporate identity, and “OurPets” as our pet specialty brand as well as Pet Zone® for Food, Drug and Mass retail channel. To protect our trade names we obtained 64 additional trademark registrations and applied for 11 trademark registrations, which are still pending.

As of March 6, 2014, we had a total of 59 employees, 48 being full time employees consisting of 4 officers; 14 employees in sales and marketing; 3 employees in business & product development; 4 employees in finance and administration; 1 employee in IT; 6 employees in operations; 1 employee in quality assurance; and a combined 15 full time and 11 part time employees in production, warehousing and shipping at our Fairport Harbor, Ohio and Mentor, Ohio facilities. Most of our manufacturing is subcontracted to outside vendors. However, we do perform some light manufacturing at our Mentor, Ohio facility for the production of catnip products. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe we have good relations with our employees.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $372,781 for the year ended December 31, 2013 and $226,307 for the year ended December 31, 2012.

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

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 80 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability; and competitors might successfully challenge the validity, scope, or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Plus the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 64 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

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

We may be involved in a number of legal proceedings and audits which could adversely affect our business, financial condition and results of operations.

Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties. We may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, tort and other litigation. In addition, if we fail to comply with applicable employment laws and regulations, particularly wage and hour laws, we could be subject to government enforcement action and employee litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, damaging our reputation and lowering our sales. Litigation is inherently uncertain and the outcome of any such proceeding would be very difficult to predict. Ultimately, if we become subject to any such legal proceeding and receive an unfavorable outcome, we could be required to take, or refrain from taking, actions that would negatively affect our operations or would require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from the operation of the business.

The exercise of too many warrants and stock options would dilute the value of the Common Stock and stockholder voting power.

We currently have 16,657,660 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2013, we had outstanding 187,116 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,871,160 shares of Common Stock at conversion rates of $1.00 per share for 63,500 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of December 31, 2013, we had outstanding 1,483,334 warrants to purchase an aggregate of 1,483,334 shares of Common Stock at exercise prices ranging from $0.4183 to $0.9836 per share and options to purchase an aggregate of 1,400,208 shares of Common Stock at exercise prices ranging from $0.222 to $0.980 per share. We have reserved an aggregate of 2,459,500 shares of Common Stock for issuance under the 1999 Stock Option Plan and the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of, and liquidity in the market for, shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Like other small-cap companies, the market price of our common stock can be volatile, and sales of shares by our directors and officers could cause decreases in price.

The market price of the securities of many emerging companies similar to ours has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, as a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. We have experienced and expect to continue experiencing limited trading volume in our Common Stock, which may have a significant effect on the market price of our common stock. As of March 10, 2014, our directors and officers and their affiliates controlled more than 60.0% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of our common stock.

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

Our actual results of operations could differ from estimates used to prepare our financial statements.

In preparing our financial statements in accordance with generally accepted accounting principles, our management often must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ materially from those estimates, which, in turn, may impact earnings reported for a certain period.

Our Company’s operations could give rise to risk in cyber security attacks.

On October 13, 2011, the SEC’s Division of Corporation Finance issued Topic No.2, Cyber security, relating to cyber security risks and cyber incidents. We rely extensively on computer systems to process transactions, maintain information and manage our business. Disruptions in our computer systems could impact our ability to service our customers and adversely affect our sales and operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on our internal control over financial reporting as well as other control-related matters. Because we are currently a smaller reporting company, our independent auditors are not required to attest to our internal controls over financial reporting in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Compliance with Section 404 is both costly and challenging. Going forward, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. Further, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed under the Sarbanes-Oxley Act for compliance with Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be adversely affected.

Our credit facilities contain restrictive covenants that may reduce our flexibility, and adversely affect our business, earnings, cash flow, liquidity and financial condition.

The terms of our credit facilities impose significant restrictions on our ability and, in some cases, the ability of our subsidiaries, to take a number of actions that we may otherwise desire to take, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other business activities,
•	requiring us to meet certain financial tests, which may affect our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate,
•	limiting our ability to sell assets, make investments in or acquire assets of, or merge or consolidate with, other companies,
•	limiting our ability to repurchase or redeem our stock or enter into transactions with our shareholders or affiliates, and
•	limiting our ability to grant liens, incur additional indebtedness or contingent obligations or obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other activities.

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity, and financial condition. Our failure to comply with any of the financial covenants in the credit facilities may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facilities or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Item 1B. Unresolved Staff Comments – None.

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

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. This facility replaces the Hagerstown, Maryland facility which housed Cosmic Pet operations until its lease expired in July of 2012. The monthly rental rate is $8,542 for the first two years, then increases to $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years, and $10,813 for the last year, all plus real estate taxes. In 2013, the monthly rental rate was $8,542 as we were in the second year of the lease. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

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

Item 3. Legal Proceedings.

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California, in connection with our waste management PIK-Up Bags. The notice cited a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable,” “degradable,” or “decomposable” if it does not break down, fragment, biodegrade, or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we were required to cease selling such product in the State of California. We may also be subject to financial penalties as a result of this violation; however, because the matter is still pending with the district attorney, we remain unable to quantify what the penalties may be at this time. We continue to cooperate with the State of California and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

In addition to the above matter and in the normal course of conducting our business, we may become involved in various other litigation matters, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

Item 4. Mine Safety Disclosures – Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Markets OTCQB under the symbol “OPCO” and has traded under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2012	0.59	0.40
June 30, 2012	0.54	0.36
September 30, 2012	0.59	0.40
December 31, 2012	0.45	0.35
March 31, 2013	0.85	0.38
June 30, 2013	0.65	0.50
September 30, 2013	0.62	0.51
December 31, 2013	0.98	0.53

As of March 10, 2014, we had approximately 660 holders of record of our Common Stock.

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

On January 28, 2010 and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70/common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2013 and 2012 the Company paid $51,920 each year in cash dividends to holders of this Series 2009 Preferred Stock.

The preferred shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.

In 2012, the following warrants were issued and not registered under the Securities Act of 1933:

Date Granted	Number Granted	Exercise Price at Issue	Expiration Date	To Whom	Reason Warrants Were Issued
11-8-2012	100,000	$0.50	11-8-2017	Pet Zone	In exchange for funds loaned
11-8-2012	50,000	$0.50	11-8-2017	SENK	In exchange for funds loaned
11-8-2012	50,000	$0.50	11-8-2017	Nelson Mostow	In exchange for funds loaned
11-8-2012	150,000	$0.50	11-8-2017	LJR	In exchange for funds loaned
12-7-2012	375,000	$0.42	12-7-2017	Dr. Steve and Evangelia Tsengas	Guarantee of Loan

In 2013, the following warrants were issued and not registered under the Securities Act of 1933:

Date Granted	Number Granted	Exercise Price at Issue	Expiration Date	To Whom	Reason Warrants Were Issued
2-18-2013	62,500	$0.46	2-18-2018	Confusion, Inc.	Consulting Agreement
10-10-2013	125,000	$0.55	10-10-2018	Dr. Steve and Evangelia Tsengas	Guarantee of Loan
10-18-2013	15,000	$0.60	10-18-2018	Robert A. Lentz	Payment for Services

The warrants in both years were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We also did not utilize an underwriter or placement agent in connection with the issuance of the foregoing warrants.

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

Overview

OurPet’s develops, designs, produces, and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. We have primarily adopted a two brand strategy: OurPets® for the Pet Specialty channel and Pet Zone® for the food, drug and mass retail channel. We are continuing with a number of sub-brands/descriptors comprised of our previous brands: Play-N-Squeak® www.playnsqueak.com; SmartScoop® www.smartscoop.com; ecoPure Naturals® www.ecopurenaturals.com; Flappy® Dog Toys www.flappydogtoys.com; Go! Cat Go®! cat toys; Cosmic Pet® cat products cosmiccatnip.com ; Durapet® premium stainless steel bowls; petzonebrand.com ® dog waste management products, wild bird feeders, dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

Consolidated net revenue for 2013 was $21,554,106, an increase of approximately 6.9% in revenue from $20,160,751 in 2012. Sales to distributors, e-commerce customers, national chains, and regional chains all increased. The largest growth in dollar terms came from distributors which grew by approximately $627,000 from 2012 to 2013.

Cost of goods sold increased by a net of $172,034 or 1.2%, from $14,703,465 in 2012 to $14,875,499 in 2013. Our variable and fixed warehouse and overhead costs increased in total by approximately $56,000, or 2.2%, from the comparable twelve months in 2012. Gross profit dollars increased by approximately $1,221,000 to $6,678,607 for 2013 from $5,457,286 the prior year. Gross profit margin increased 3.9 percentage points to 31.0% in 2013 from 27.1% in 2012.

Selling, general and administrative (“S, G & A”) expenses in 2013 were $4,960,802, a decrease of 1.7%, or $83,969, from $5,044,771 in 2012.

Interest expense for 2013 was $160,572, an increase of $2,303, or 1.5%, from $158,269 in 2012. Income tax expense in 2013 increased to $660,893 from $58,298 in 2012.

As a result of all the changes above, net income increased by $878,255, from $192,740 in 2012 to $1,070,995 in 2013.

During 2013, we had a net decrease of $426,000 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. At December 31, 2013 and December 31, 2012 we had balances of $1,833,032 and $2,259,032, respectively, under the line of credit with our bank at an interest rate of prime plus .5%. At December 31, 2013, the Company was in compliance with all bank financial covenants.

The following summarizes our financing activities in 2013:

•	The Company repaid $150,000 of the principal and all accrued interest on the $300,000 subordinated note issued in 2008 and due on October 31, 2012. This loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio.

•	In June 2013, the Company received $125,000 as part of the Lake County Economic Development Loan Program. This new loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%.

•	In November 2013, we extended our $5,000,000 credit facility through June 30, 2015.

Our short-term and long-term liquidity will continue to depend on our ability to achieve positive cash-flow on our operations and to increase sales of our products. In 2013, we funded our operating cash requirements primarily with net income. In 2014, we should be able to fund our operating cash requirements through net income and our working capital line of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2014.

 Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had approximately $1,941,323 in available funds at December 31, 2013 based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2013, we had $3,051,996 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$1,833,032
Lake County Economic Development Loan	5.0%	113,856
Bank term note ($500,000 original balance)	5.45%	333,334
Ohio 166 note ($225,000 original balance)	3.25%	131,634
Contributor notes payable	Prime plus 3% and prime plus 5%	500,000
Capitalized leases	11.88% and 9.9%	40,140
Other notes payable	Prime plus 3% & 10%	100,000

The bank line of credit indebtedness is $1,833,032, which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at December 31, 2013 was $3,774,355. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2015. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $4,500,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio).

The rest of the line items in the table on the previous page, as well as other items, are explained below.

2013 Financing

In April, 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment is conditioned on the Company meeting the bank’s revised debt service coverage ratio each quarter. In April 2013, the Company repaid all accrued interest (approximately $82,000). In the third quarter of 2013, the Company repaid $75,000 of the outstanding principal plus approximately $6,000 in newly accrued interest. In the fourth quarter of 2013, the Company repaid another $75,000 of the outstanding principal plus approximately $5,000 in newly accrued interest. The Company plans to continue paying $75,000 of the outstanding principal and any accrued interest per quarter until the loan is repaid in full.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and is payable over a four year term in equal monthly installments of $527.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This new loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company used the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment.

As referenced above, in November 2013, we extended our $5,000,000 credit facility through June 30, 2015. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, personally guaranteed the repayment of the credit facility. In consideration for their continued guarantees through June 30, 2015, they were granted 125,000 warrants at an exercise price of $.55/share for the right to purchase OurPet’s common stock. The warrants vested immediately and have a five year term. At year end the warrants were adjusted to 125,498 warrants exercisable at $.548/share in accordance with the warrants anti-dilution provisions.

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

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment has allowed us to set up wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2016. As of December 31, 2013, the remaining balance on this capital lease totaled $22,252.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants were adjusted to 351,395 warrants exercisable at $.498/share in accordance with the warrants anti-dilution provisions.

On December 7, 2012, the Company entered into a new Business Loan Agreement and into an Amendment to Note related to OurPet’s current $5,000,000 revolving credit facility with our lender, FirstMerit Bank. Included in the Business Loan Agreement is a modification to the debt service ratio calculation whereby all newly obtained subordinated debt each year can offset unfunded capital expenditures. Pursuant to the Business Loan Agreement and the Amended Note, the credit facility was extended to June 30, 2014 at an interest rate of prime plus .5%. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and Subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, have personally guaranteed the repayment of the Credit Facility. In consideration for their guarantees, they were granted 312,500 warrants at an exercise price of $.42/share for the right to purchase OurPet’s Common Stock. The warrants vested immediately and have a five year term. Subsequent to their issuance the warrants were adjusted to 313,746 warrants exercisable at $.418/share in accordance with the warrants anti-dilution provisions.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This new loan is payable over a three year term beginning in January 2013 in equal monthly principal installments of $13,889 plus accrued interest at a fixed interest rate of 5.45%. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s Common Stock. Subsequent to their issuance the warrants were adjusted to 62,749 warrants exercisable at $.418/share in accordance with the warrants anti-dilution provisions. As of December 31, 2013, the remaining balance on this loan totaled $333,334.

Contributor Agreements Prior to 2012

In February of 2008, we entered into contribution agreements with six contributors, all of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $600,000. We used these funds for expenses related to litigation on certain of our SmartScoop™ products (the “SmartScoop™ Litigation”) and for expenses related to new product development. In consideration for these loans we (a) executed promissory notes due in two years with interest accruing at prime plus 2%, (b) issued warrants for the purchase of 300,000 shares of our Common Stock at a grant price of $0.825 per share and (c) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants’ exercise price was adjusted down to $.50. As of December 31, 2012, they were further adjusted to 306,332 warrants exercisable at $0.490 per share in accordance with the warrants’ anti-dilution provisions. The warrants expired in 2013 unexercised. The loans totaling $600,000 were paid off in late January 2010 and early February 2010 in conjunction with the Series 2009 Preferred Stock offering.

In June and July of 2008, we entered into additional contribution agreements with the same six contributors pursuant to which each contributor loaned funds to us totaling an additional $292,500. We used the funds for additional expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 146,250 shares of our Common Stock at a grant price of $0.50 per share, (c) issued warrants for the purchase of 292,500 shares of our Common Stock at a grant price of $0.50 per share, which replaced 292,500 of the warrants issued in February of 2008 and (d) entered into piggyback registration rights agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 455,664 warrants exercisable at $0.490 per share in accordance with the warrant anti-dilution provisions. The warrants which were originally for 146,250 shares were exercised in 2013. The warrants which were originally for 292,500 shares expired in 2013 unexercised. The loans totaling $292,500 were paid off in June and July of 2011.

In July and August of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated with OurPet’s, pursuant to which each contributor loaned certain funds to us totaling $125,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 12,500 shares and 50,000 shares of our Common Stock at grant prices of $0.50 and $0.40 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 12,763 and 51,105 warrants exercisable at $0.490 and $0.392 per share respectively, in accordance with the warrant anti-dilution provisions.  All of the warrants were exercised in 2013. The loans totaling $125,000 were paid off in July and August of 2011.

In October and November of 2008, we entered into additional contribution agreements with two other contributors, neither of which are affiliated to OurPet’s, pursuant to which each contributor loaned funds to us totaling $350,000. We also used these funds for expenses related to the SmartScoop™ Litigation. In consideration for these loans we (a) executed promissory notes due in three years for $50,000 and due in four years for $300,000 both with interest compounding quarterly at prime plus 2%, (b) issued warrants for the purchase of 25,000 shares and 300,000 shares of our Common Stock at option prices of $0.40 and $0.37 per share respectively, and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the 25,000 warrants exercisable at $0.40 per share were adjusted to 25,553 warrants exercisable at $0.392 per share and the 300,000 warrants exercisable at $0.37 per share were adjusted to 305,099 warrants exercisable at $0.363 per share in accordance with the warrant anti-dilution provisions. The warrants were exercised in 2013. In October of 2011, we paid off $50,000 of these loans leaving $300,000 due on October 31, 2012, plus accrued interest of approximately $68,000. This $300,000 loan and accrued interest were subordinated to our bank debt and were not paid in 2012 since to do so would have put the Company in further violation of the bank’s debt service coverage ratio reported in our third quarter 2012 10-Q filing. Effective November 1, 2012, per the terms of this contributor note, the interest rate on this loan increased to prime plus 500 basis points (8.25%). The Company repaid $150,000 of this loan in 2013 and plans to repay the remaining balance in 2014, as permitted upon compliance with its bank’s financial covenants.

Other Financing Obtained Prior to 2012

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. On December 31, 2013, the principal balance outstanding was $131,634; and at December 31, 2012, the principal balance outstanding was $175,488.

 The other notes payable are due in the amount of $75,000 on December 1, 2014, to Beachcraft L.P., with interest payable quarterly at prime plus 3%, and $25,000 on November 1, 2014 to Over the Hill Ltd., plus accrued interest of 10%. This indebtedness, which is secured by liens on our assets, was used to finance our equipment and working capital requirements. The agreements related to such indebtedness contain customary covenants and default provisions.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2012, we funded our operating cash requirements primarily through inventory reductions and net income. In 2013, we funded our operating cash requirements primarily by net income. In 2014, we should be able to fund our operating cash requirements through net income and the working capital line of credit if needed. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2014. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2013 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short and Long Term Debt	$3,011,855	$484,995	$2,486,035	$40,825	$-0-
Capital Lease Obligations	40,141	12,581	25,498	2,062	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	5,089,768	512,732	1,067,170	1,114,406	2,395,460
Total Contractual Cash Obligations	$8,141,764	$1,010,308	$3,578,703	$1,157,293	$2,395,460

Net cash provided by operating activities for the year ended December 31, 2013 was $997,839. Cash was provided by the net operating income for year of $1,070,995, as well as the non-cash charges for depreciation of $571,682, amortization of $52,921, stock option expense of $8,946, warrant expense of $10,553, and loss on fixed assets written off of $19,221. Cash was decreased by $736,479 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(270,499)
Inventories increase	(211,684)
Prepaid expenses increase	(206,301)
Amortizable intangible assets increase	(127,293)
Deferred tax benefit decrease	93,838
Accounts payable decrease	(440,827)
Accrued expenses increase	376,947
Deferred tax liability increase	49,340
Net change	$(736,479)

Accounts receivable increased by approximately $270,000 due to the increase in sales of approximately $1,400,000 from 2012 to 2013. Inventories increased by approximately $212,000 due to the increase in sales and increased demand for product. Prepaid expenses increased by approximately $210,000 due mostly to increased consulting and market research expenses. Accounts payable decreased by approximately $441,000 primarily due to the additional cash provided by higher sales and increased gross margin dollars. Accrued expenses increased by approximately $377,000 primarily due to increases in accrued profit sharing/bonus, accrued taxes payable, accrued rent expenses, and accrued warranty expenses.

Net cash used in investing activities for the year ended December 31, 2013 was $485,578. The funds were used primarily for the acquisition of tooling/molds for our new “simply scoop” product and our new “on demand selective feeder” product. Funds were also used for IT equipment to assist with wireless scanning capabilities.

Net cash used in financing activities in 2013 was $475,555. Approximately $382,000 was used to pay down term loan principal and capital leases. Payments on the bank line of credit used approximately $426,000. The cash dividend paid on preferred stock used approximately $52,000. The borrowing as part of the Lake County Economic Development loan program provided approximately $125,000 in cash, the new capital lease provided approximately $21,000 and issuances of common stock provided another approximately $238,000 in cash.

Net cash provided by operating activities for the year ended December 31, 2012 was $554,864. Cash was provided by the net operating income for the year of $192,740, as well as the non-cash charges for depreciation of $602,576, amortization of $41,418, stock option expense of $18,745, warrant expense of $36,425, and loss on sale of fixed assets of $24,470.

Accounts receivable increased in 2012 as sales in the fourth quarter of the year were almost $6,000,000 compared to approximately $5,000,000 in 2011. Inventories decreased approximately $446,000 due to planned sales of close-out initiatives. Accounts payable decreased approximately $886,000 primarily due to the decrease in inventories and funding of $350,000 in additional subordinated debt. Accrued expenses increased approximately $199,000 primarily due to increases in accrued profit sharing/bonus, accrued salaries/wages expenses, and accrued commission expenses.

Net cash used in investing activities for the year ended December 31, 2012 was $358,717. The funds were used primarily for the acquisition of tooling/molds, equipment, and IT equipment for wireless scanning capabilities.

Net cash used in financing activities in 2012 was $539,856. Approximately $543,000 was used to pay down term loan principal and capital leases. Payments on the bank line of credit used approximately $827,000. The cash dividend paid on preferred stock used approximately $52,000. Borrowing of a new $500,000 term loan from our bank provided $500,000 in cash, and other borrowings of $350,000 from new subordinated debt and $32,000 in capital leases provided another approximately $382,000 in cash.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

In the following discussion all references to 2013 are for the year ended December 31, 2013 and all references to 2012 are for the year ended December 31, 2012.

Net revenue in 2013 increased by approximately $1,393,000, or 6.9%, to $21,554,106 from $20,160,751 in 2012. Both price and volume increases accounted for this growth. We relied much less on close-out sales in 2013 than in 2012 to obtain our sales targets. Excluding “close-out” sales, sales grew by 9.5% from 2012 to 2013. Sales to distributors, e-commerce customers, national chains, and regional chains comprised 95% of our revenue. All of these customer types experienced growth from 2012 to 2013. The largest revenue dollar growth came from sales to distributors, which increased by approximately $627,000 from 2012 to 2013, followed by sales to e-commerce customers, which grew by approximately $356,000 during the same time period.

We continue to focus on three main channels: “grocery, drug, mass”, “pet specialty” , and E-Commerce. We will be tailoring our brands in the coming year to deliver products that are specifically marketed to these separate but equally important channels with the Pet Zone brand for the “grocery, drug, mass retail” channel, the OurPets brand for the “pet specialty” channel, and both brands for E-Commerce. In 2013, sales increased in each of these channels although sales grew much more significantly in the “grocery, drug, mass retail” and E-Commerce channels than the “pet specialty” channel. Sales in the “grocery, drug, mass retail” channel increased by approximately $2,447,000 as compared to an increase of only approximately $89,000 in the pet specialty channel from 2012 to 2013.

With respect to product by category sales, the $1,393,000 net revenue increase came from increased sales in bowl/feeders, catnip and tuna consumables and toys/accessories, which were offset by decreases in sales of feline waste and odor products.

Sales to all customers for new products in 2013 that were not sold in 2012 were approximately $1,986,000 or about 9.2% of our net revenue. Our hybrid stainless steel bonded rubber bowls that were introduced in the first quarter of 2013 accounted for approximately $1,207,000 of this total.

Consolidated sales to foreign customers were $2,765,101, an increase of approximately $227,000, or 8.9%, from foreign sales of $2,538,174 in 2012. This increase was mainly due to increased sales to customers in Canada and the United Kingdom, which were offset by a decrease in sales to customers in Japan and Switzerland.

While net revenue increased by 6.9% in 2013, cost of goods sold only increased by a net of $172,034, or 1.2%, from $14,703,465 in 2012 to $14,875,499 in 2013. Cost of goods sold increased at a much smaller rate than sales due to more focus on selling higher margin products. During the year we also rolled out modest price increases. We also achieved some cost reductions as a result of working with our suppliers to find lower costs of production. The net change in cost of goods sold was the result of: approximately $76,000 in increased cost of purchased goods (caused by the increase in sales), approximately $33,000 in increased charges for excess and obsolete inventory, approximately $112,000 in increased operating expenses mostly related to increased warranty expenses, and a net decrease of approximately $49,000 in other expenses, including depreciation and payroll related expenses.

Gross profit margin increased by a net of 3.9% to 31.0% in 2013 from 27.1% in 2012 while gross profit dollars increased by a net of $1,221,321. The increase of our net sales by $1,393,355 contributed approximately $541,000 more to gross margin dollars than in 2012. Also in 2013, we decreased our variable operating costs by approximately $.025 cents for every dollar of sales by focusing less on close out sales and more on sales of our core, active products. By better controlling our variable costs, we added approximately $543,000 to the margin dollars for 2013. Likewise, we decreased our fixed operating costs by approximately $137,000 which added directly to the margin increase. Most of the decrease in fixed costs came from payroll and depreciation related expenses.

Our variable and fixed warehouse and overhead costs increased in total by approximately $56,000, or 2.2%, from the comparable twelve months in 2012 due to the increase in sales.

S, G & A expenses in 2013 were $4,960,802, a decrease of 1.7%, or $83,969, from $5,044,771 in 2012. This decrease was the net result of (i) an increase in salaries and wages, payroll taxes, and employee benefits of approximately $43,000, (ii) a decrease in sales and marketing expenses of approximately $246,000 mainly due to decreased warranty costs and corporate show expenses offset by increased advertising expenses, (iii) an increase in business and product development expenses of approximately $51,000, and (iv) an increase in professional expenses of approximately $46,000 most of which was attributable to increased consulting expenses. The remaining approximately $22,000 variance is comprised of numerous other S, G & A line items.

 Our “income from operations” increased by approximately $1,305,000, from $412,515 in 2012 to $1,717,805 in 2013. This increase was the result of our gross profit on sales increasing by $1,221,321 while S, G & A expenses decreased by $83,969.

Other income for 2013 was $174,655, compared to other expense of $3,208 in 2012. The income in 2013 was primarily from patent litigation and insurance claim settlements. The expense in 2012 was primarily the net result of income from legal settlements, income from a grant received, and loss for fixed assets that were written off.

Interest expense for 2013 was $160,572, a slight increase of $2,303, or 1.5%, from $158,269 in 2012. This change was due to a combination of factors. Interest expense for our bank line of credit decreased by approximately $38,100, resulting from the reduction in our average balance to $1,766,833 in 2013 from $2,766,447 in 2012 (interest rate remained the same at 3.75%). More interest expense was incurred for term loans of approximately $6,100 due to the addition of a new $500,000 term loan in December of 2012. Interest expense due on notes payable to subordinated note holders increased by approximately $30,400 from 2012 as a result of additional borrowings at the end of 2012. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $3,900.

 Income tax expense in 2013 increased to $660,893 from $58,298 in 2012. The $602,595 increase was due to (i) an increase in the estimate for federal income tax expense due of approximately $482,000, (ii) an increase in the estimate of local income tax expense due of approximately $36,000, and (iii) a change in the deferred tax accounts of approximately $85,000.

The Company’s deferred tax assets of $93,838 were completely utilized in 2013. This was the result of the Company using its remaining tax loss carry forwards which were approximately $373,000 at December 31, 2012. Increases of Section 179 property deductions resulted in the Company recognizing an increase in deferred tax liabilities of approximately $49,000 as of December 31, 2013.

Net income increased by $878,255, from $192,740 in 2012 to $1,070,995 in 2013. This increase was as a result of the following changes from 2012 to 2013:

Net revenue increase of 6.9%	$1,393,355
Cost of goods sold increase of 1.2%	(172,034)
Gross profit increase of 22.4%	1,221,321
Selling, general and administrative expenses decrease of 1.7%	83,969
Interest expense increase of 1.5%	(2,303)
Other expense/income increase	177,863
Income tax expense increase	(602,595)
Increase in profitability	$878,255

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2013 and 2012, and for the years then ended together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Page No.
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets	29-30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34-47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2013.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held on May 21, 2014.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2014 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Shareholders” of our Proxy Statement for the 2014 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Board of Directors—Director Independence” of our Proxy Statement for the 2014 Annual Meeting.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement for the 2014 Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 28-47).

Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets	29-30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34-47

All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)
10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant.(17)

10.49	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.50	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.51	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.52	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.53	Form of Warrant.(20)

10.54	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.55	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.56	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.57	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.58	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.59	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.60	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.61	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.62	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.63	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.64	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.65	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.66	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.67	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.68	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.69	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.70	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.71	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.72	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.73	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.74	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)
22

10.75	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.76	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.77	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

10.78	Employment Agreement dated May 31, 2013 between Scott R. Mendes and OurPet’s Company. (31)

10.79	Employment Agreement dated May 31, 2013, 2013 between Konstantine S. Tsengas and OurPet’s Company. (31)

10.80	Loan Agreement, dated June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.81	Cognovit Promissory Note, dated June 20, 2013, executed by OurPet’s Company in favor of the Board of Lake County Commissioners. (32)

10.82	Security Agreement, dated December June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.83	Amendment to Note, dated November 12, 2013, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (33)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	In Accordance with the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

(31)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 3, 2013.

(32)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2013.

(33)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on November 18, 2013.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, Chief Executive Officer and	March 31, 2014
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	March 31, 2014
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	March 31, 2014
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	March 31, 2014
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	March 31, 2014
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	March 31, 2014
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2013

and

DECEMBER 31, 2012

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	29 – 30

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012	31

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012	32

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012	33

Notes to Consolidated Financial Statements	34 - 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries (the “Company”), a Colorado corporation, as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ NMS, Inc.

Certified Public Accountants

Mentor, Ohio

March 28, 2014

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57,975	$21,269
Accounts receivable - trade, less allowance for doubtful accounts of $28,014 and $37,873	2,811,139	2,540,640
Inventories net of reserve	5,876,724	5,665,040
Prepaid expenses	397,268	190,967
Deferred Tax Asset	-	93,838
Total current assets	9,143,106	8,511,754

PROPERTY AND EQUIPMENT
Computers and office equipment	717,383	664,745
Warehouse equipment	553,148	518,304
Leasehold improvements	263,731	244,832
Tooling	4,059,740	3,869,758
Construction in progress	349,164	337,239
Total	5,943,166	5,634,878
Less accumulated depreciation	4,051,957	3,638,343
Net property and equipment	1,891,209	1,996,535

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $337,996 and $285,075	370,850	296,478
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	917,364	842,992

Total assets	$11,951,679	$11,351,281

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2013	2012

LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	397,575	517,531
Accounts payable - trade	1,169,925	1,610,752
Income taxes payable	161,637	-
Other accrued expenses	699,373	484,063
Total current liabilities	2,528,510	2,712,346

LONG-TERM LIABILITIES
Long-term debt - less current portion above	721,389	837,150
Revolving Line of Credit	1,833,032	2,259,032
Deferred Income Taxes	245,775	196,435
Total long term liabilities	2,800,196	3,292,617

Total liabilities	5,328,706	6,004,963

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 16,657,660 and 15,883,560 shares issued and outstanding at December 31, 2013 and December 31, 2012 respectively	4,901,563	4,583,232

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 and 66,000 shares issued and outstanding at December 31, 2013 December 31, 2012 respectively	579,850	602,679

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2013 and December 31, 2012	865,312	865,312

PAID-IN CAPITAL	19,498	-

ACCUMULATED EARNINGS (DEFICIT)	256,750	(704,905)
Total stockholders' equity	6,622,973	5,346,318

Total liabilities and stockholders' equity	$11,951,679	$11,351,281

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2013	2012

Net revenue	$21,554,106	$20,160,751

Cost of goods sold	14,875,499	14,703,465

Gross profit on sales	6,678,607	5,457,286

Selling, general and administrative expenses	4,960,802	5,044,771

Income from operations	1,717,805	412,515

Other (income) and expense	(174,655)	3,208
Interest expense	160,572	158,269

Income before income taxes	1,731,888	251,038

Income tax expense	(660,893)	(58,298)

Net income	$1,070,995	$192,740

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$0.06	$0.01

Weighted average number of common shares
outstanding used to calculate
basic earnings per share	16,149,942	15,822,729

Weighted average number of common and
equivalent shares outstanding used to
calculate diluted earnings per share	18,256,177	16,223,172

The accompanying notes are an integral part of these consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2011	66,000	$602,679	123,616	$865,312	15,809,023	$4,554,192	$-	$(871,855)	$5,150,328

Common Stock issued upon exercise of stock options	-	-	-	-	8,537	-	-	-	-
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	66,000	29,040	(29,040)	-	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	(26,130)	(25,790)	(51,920)
Net income	-	-	-	-	-	-	-	192,740	192,740
Stock-Based compensation expense	-	-	-	-	-	-	55,170	-	55,170

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

Common Stock issued upon exercise of stock options	-	-	-	-	307,911	148,500		-	148,500
Common Stock issued upon exercise of Warrants					375,189	89,582			89,582
Stock-Based compensation expense							19,498		19,498
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	66,000	57,420		(57,420)	-
Conversion of Preferred shares to common stock	(2,500)	$(22,829)			25,000	22,829			-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-		(51,920)	(51,920)
Net income	-	-	-	-	-	-	-	1,070,995	1,070,995

Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

The accompanying notes are an integral part of these consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,070,995	$192,740
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	19,222	24,470
Depreciation expense	571,682	602,576
Amortization expense	52,921	41,418
Stock option expense	8,945	18,745
Warrant expense	10,553	36,425
(Increase) decrease in assets:
Accounts receivable - trade	(270,499)	(170,618)
Inventories	(211,684)	446,278
Prepaid expenses	(206,301)	51,360
Deferred Tax Asset less Valuation Allowance	93,838	61,441
Amortizable Intangible Asset Additions	(127,293)	(58,273)
Deposits and other assets	-	(1,577)
Increase (decrease) in liabilities:
Accounts payable - trade	(440,827)	(886,139)
Accrued expenses	376,947	199,160
Deferred tax liabilities	49,340	(3,142)
Net cash provided by operating activities	997,839	554,864

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(485,578)	(358,717)
Net cash used in investing activities	(485,578)	(358,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(381,533)	(543,170)
Principal borrowings of long-term debt	145,816	882,166
Net payment on bank line of credit	(426,000)	(826,932)
Issuances of Common Stock	238,082	-
Dividends paid on Preferred Stock	(51,920)	(51,920)
Net cash used in financing activities	(475,555)	(539,856)
Net increase (decrease) in cash	36,706	(343,709)

CASH AT BEGINNING OF PERIOD	21,269	364,978
CASH AT END OF PERIOD	$57,975	$21,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$197,254	$134,360
Income taxes paid	$340,000	-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$110,585	$3,500
Common Stock issued in payment of Preferred Stock Dividend	$57,420	$29,040
Equipment Obtained Through Capital Lease	$20,816	$34,880
Conversion of preferred shares into Common Stock	$22,829

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Policy of Cash Equivalents – For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less when purchased.

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2013 and 2012 in the amount of $28,014 and $37,873, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. In 2013, the Company purchased a credit risk insurance policy that covers most of its International customers. As a result of that policy, the allowance for uncollectible accounts has been reduced despite the fact that accounts receivable increased.

Inventory - Inventories are carried at the lower of cost or estimated net realizable value. Costs for finished goods, components, packaging, and work in process are determined under the first-in, first-out method. Inventories at December 31, 2013 and December 31, 2012 consist of:

	2013	2012
Finished goods	$4,593,715	$4,224,194
Components, packaging and work in process	1,417,998	1,544,431
Inventory reserve	(134,989)	(103,585)
Total	$5,876,724	$5,665,040

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2013 and 2012 are shown below:

	2013	2012
Beginning Balance	$103,585	$150,497
Increases to Reserve	145,351	111,910
Write Offs against Reserve	(113,947)	(158,822)
Ending Balance	$134,989	$103,585

Monthly accruals as a percentage of net sales are made to account for obsolete and excess inventory. Throughout the year, inventory identified as obsolete or excess is written off against the reserve. On a quarterly basis, the Company reviews inventory levels and the amounts reserved to determine if additional adjustments are needed. At the end of the year, a review of all inventory on hand was performed.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

The Company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality. Carrying cost will be reduced to estimated net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels or other causes. Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of certain products or component inventory, the Company may be required to record additional inventory reserves, which would negatively affect its results of operations in the period when the inventory reserve adjustments are recorded.

Impairments - Assets are evaluated for impairment when events change or a change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

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

Computers and office equipment	3 to 7 years
Leasehold improvements	9 to 39 years
Tooling	3 to 7 years
Warehouse equipment	3 to 7 years

Total depreciation expenses for the years ended December 31, 2013 and December 31, 2012 were $571,682 and $602,576, respectively. All property and equipment is pledged as collateral for bank loans.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2013 and December 31, 2012, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $40,866 for the year ended December 31, 2013 and $58,274 for the year ended December 31, 2012 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2013, costs were also incurred for the development of our website in the amount of $51,050 and for the development of our brands and logos in the amount of $35,377. These costs are being amortized over 5 years on a straight line basis. In 2002, 2006, and 2012 the Company purchased domain names for its websites for $16,328, which is not subject to amortization.

Revenue Recognition and Major Customers – With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat® , Smarter Toys®, Clipnosis® and Cosmic Pet® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2013, 24.0% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $5,181,565.

For the year ended December 31, 2012, 18.5% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,721,860.

Research and Development Costs – Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2013 and December 31, 2012 were $372,781 and $226,307, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2013 and December 31, 2012 were $50,951 and $14,433, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards require the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2013 and 2012 as a result of stock options was $8,946 and $18,745, respectively.

Net Income Per Common Share – Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2013, common shares that are or could be potentially dilutive include 1,400,208 stock options at exercise prices from $0.222 to $0.980 a share, 1,483,334 warrants to purchase Common Stock at exercise prices from $0.418 to $0.984 a share, 635,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70 per share.

As of December 31, 2012, common shares that are or could be potentially dilutive include 1,813,208 stock options at exercise prices from $0.222 to $0.980 a share, 5,462,762 warrants to purchase Common Stock at exercise prices from $0.326 to $0.988 a share, 660,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70 per share.

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying values of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short term borrowings, and certain other assets and liabilities. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

Income Taxes – Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740-10 requires tax benefits to be recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements as the Company believes they have no uncertain tax positions.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2013 and 2012, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2010 and forward. The Company’s major taxing jurisdiction is the United States as well as various state and local jurisdictions. The Internal Revenue Service is not currently examining any of the Company’s U.S. income tax returns for which the statute has yet to expire.

Product Warranties – The Company warrants certain of its higher priced products against material defects for a specific period of time, generally twelve months. The Company provides for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of the sale of the total costs that the Company expects to incur to repair and/or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on current information on repair/replacement costs. The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return.

Prepaid Expenses – As of December 31, 2013 and 2012, prepaid expenses consisted primarily of marketing expenses, including expenses for shows and point of purchase display units, as well as prepayments for IT (Information Technology) subscription related services. In 2013, prepaid expenses also included consulting fees related to our Cosmic line of products.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2013, new guidance was issued which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a significant impact on the Company’s results of operations or financial position.

Reclassification-

Certain prior period amounts have been reclassified to conform to current year presentation. The reclassification has no effect on previously reported net income (loss).

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt-	December 31,
	2013	2012

Revolving note payable - Bank, under line of credit facility of up to $5,000,000 with interest at prime plus .50% (3.75% at December 31, 2013) through June 30, 2015. The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$1,833,032	$2,259,032

Note payable – Bank, loan of $500,000, due in 36 monthly installments of $13,889 for principal plus interest at an interest rate of 5.45% beginning January 7, 2013 and due January 7, 2016. This note is secured by all inventory, chattel paper, accounts, equipment, general intangibles and the personal guarantee of certain directors.	333,334	500,000

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling.	131,634	175,488

Note payable – former director and shareholder, due on December 1, 2014. Interest at prime plus 3% (6.25% at December 31, 2013 and 6.25% at December 31, 2012) payable quarterly. This note is subordinated to the bank loans.	75,000	75,000

Note payable – shareholder and investor, due on November 30, 2014. Interest is payable quarterly at 10%. This note is subordinated to the bank loans.	25,000	25,000

Note payable – investor due October 31, 2012. Interest calculated quarterly at prime plus 2% through October 31, 2012 and prime plus 5% thereafter (8.25% at December 31, 2013). This note is subordinated to the bank loans.	150,000	300,000

Notes payable – directors, shareholders and investors due November 8, 2015. Interest calculated monthly at prime plus 3% (6.25% at December 31, 2012). These notes are subordinated to the bank loans.	350,000	350,000

Capitalized Lease – due in monthly payments of $838 including interest of 11.88% through June 2016. Lease is secured by equipment.	22,252	29,193

Note Payable - Lake County Economic Development Loan Program – due in 60 monthly principal and interest installments of $2,359 including interest at a fixed rate of 5% beginning July 2013 and due July 2018. Loan is secured by IT equipment and tooling.	113,856	—

Capitalized Lease – due May 2017 in 48 monthly payments of $527 including interest of 9.9%. Lease is secured by the truck which was financed by this lease.	17,888	—

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt Continued-

	2013	2012
Total Notes Payable and Long Term Debt	3,051,996	3,713,713
Less Current Portion of Long-Term Debt	497,575	617,531
Long-term debt	$2,554,421	$3,096,182

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2014	$497,575
2015	2,434,644
2016	76,890
2017	28,938
2018	13,949
$3,051,996

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $500,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 and an adjusted tangible net worth of at least $4,500,000.

At December 31, 2013, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.65 versus the required 1.15. Our tangible net worth calculated at $6,307,284 versus the required $4,500,000. We were also in compliance of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $486,000.

At December 31, 2012, the Company was also in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 1.44 versus the required 1.15. Our tangible net worth calculated at $5,199,564 versus the required $4,500,000. We were also in compliance of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $359,000.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 as a result of a $75,000 cash payment made on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended (now due December 31, 2014) at an interest rate of prime plus 3% payable quarterly. In addition, the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007. A note for $25,000 is due on November 30, 2014 with interest payable quarterly.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes for $600,000 due and paid/retired in 2010, $467,500 due and paid/retired in 2011, and $300,000 due on October 31, 2012 with $150,000 paid in 2013 and the other $150,000 planned to be paid in 2014, all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at exercise prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 850,184 warrants exercisable at $0.363 to $0.801 per share in accordance with the warrant anti-dilution provisions. In 2013, 306,332 of the warrants expired and 543,852 of the warrants were exercised.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets-

	As of December 31, 2013		As of December 31, 2012
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$622,419	$329,573	$581,553	$285,075
Website Development Costs	$51,050	$2,156	$0	$0
Brands and Logos	$35,377	$6,267	$0	$0
Unamortized intangible assets:
Domain names	$16,328	N/A	$16,328	N/A
Cosmic Pet assets	$461,000	N/A	$461,000	N/A
Goodwill-PetZone	$67,511	N/A	$67,511	N/A

Amortization expense for year ended 12/31	$52,921		$41,418

Estimated amortization expense:
For year ending 12/31/14	$82,080
For year ending 12/31/15	$82,080
For year ending 12/31/16	$82,080
For year ending 12/31/17	$82,080
For year ending 12/31/18	$82,080

Related Party Transactions-

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, Senk Properties, LLC, at a current monthly rental of $27,250 plus real estate taxes. The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule was set at $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland facility which housed Cosmic Pet operations until its lease expired in July of 2012. The monthly rental rate was set at $8,542 for the first two years, $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Total lease expenses for the year ended December 31, 2013 and the year ended December 31, 2012 were $574,141 and $584,181, respectively. Related party lease expenses for the same periods were $548,392 in 2013 and $384,401 in 2012.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has been invoiced $781,061 by NSDA of which $440,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $290,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2013, the fee accrued to date was $19,179.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants were adjusted to 351,395 warrants exercisable at $.498/share in accordance with the warrants anti-dilution provisions.

Concentration of Credit Risk-

Bank balances as of December 31, 2013, consist of $178,467 in depository institutions. FDIC insurance is limited to $250,000 at each institution and covered all of our balances.

At December 31, 2013, 41% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $569,843, $180,637, $160,888, and $117,482, and $116,274 which represents 20.3%, 6.5%, 5.7%, 4.2%, and 4.2% of total accounts receivable, respectively.

At December 31, 2012, 39% of the Company’s accounts receivable was due from four major customers. Amounts due from each of these customers were $345,855, $254,280, $228,679, and $179,532, which represents 13.5%, 9.9%, 8.9%, and 7.0% of total accounts receivable, respectively.

Capital Stock-

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible preferred stock. Each share of the preferred stock is convertible into ten shares of common stock at a conversion rate of $1.00 per share. Through December 31, 2013, 36,500 shares have been converted from preferred stock to common stock. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the preferred stock are entitled to a 10% dividend paid annually in common stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the common stock dividend.

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

In the event of liquidation, the holders of the preferred stock would receive liquidation preferences over the holders of common stock.

The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. The Company did not utilize an underwriter or placement agent in connection with the private placement.

Warrants-

At December 31, 2013, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2009 Payment for services	30,632	0.4741	October 15, 2014
2009 Director for guarantee	357,368	0.4436	September 17, 2014
2010 Director for guarantee	28,594	0.7967	June 28, 2015
2010 Director for guarantee	63,542	0.8414	July 16, 2015
2010 Acquisition of business	55,958	0.8523	July 30, 2015
2010 Payment for services	15,250	0.9836	October 15, 2015
2010 Director for guarantee	63,542	0.9640	October 18, 2015
2012 Director for guarantee	376,495	0.4183	December 7, 2017
2012 Notes payable to contributors	351,395	0.4980	November 8, 2017
2013 Director for guarantee	125,498	0.5478	October 10, 2018
2013 Payment for services	15,060	0.5976	October 18, 2018
Total	1,483,334

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

Stock Option Plans-

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,695,208	.48
Granted	537,000	.47
Exercised	25,000	.20
Forfeited	394,000	.71
Expired	0	0
Outstanding at December 31, 2012	1,813,208	.43
Granted	200,500	.58
Exercised	328,000	.49
Forfeited	285,500	.50
Expired	0	0
Outstanding at December 31, 2013	1,400,208	.42

The following table summarizes options outstanding at December 31, 2013:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.66-$0.98	146,208	$0.76	2.2 Years	60,805	$0.76
$0.41-$0.61	470,500	$0.51	3.9 Years	50,667	$0.59
$0.22-$0.35	783,500	$0.31	0.5 Years	783,500	$0.31

There were 894,972 and 1,099,505 options exercisable at December 31, 2013 and December 31, 2012, respectively. The weighted average exercise price of options granted in 2013 and 2012 was $0.58 and $0.47, respectively. The weighted average exercise price of options exercised in 2013 and 2012 was $.49 and $.20 respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401-K Plan-

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees’ contribution up to 4%). Company matching contributions to the plan for 2013 and 2012 were $15,050 and $14,477, respectively.

Operating Leases-

Minimum future lease payments under operating leases as of December 31, 2013 are as follows:

2014	$512,732
2015	525,416
2016	541,754
2017	554,776
2018	559,630
Thereafter	2,395,460
Total minimum lease payments	$5,089,768

Total rent expenses including real estate taxes for the Company for the years ended December 31, 2013 and December 31, 2012 were $574,141 and $584,181, respectively.

Capital Leases-

Total amounts under capital lease were $59,855 for the year ended December 31, 2013 and $34,880 for the year ended December 31, 2012. Accumulated depreciation for capital lease assets were $12,962 for the year ended December 31, 2013 and $3,488 for the year ended December 31, 2012.

Minimum future lease payments under capital leases as of December 31, 2013 are as follows:

2014	$12,580
2015	14,058
2016	11,440
2017	2,062
2018	0
Total minimum lease payments	$40,140

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-

At December 31, 2013, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2010 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, and Maryland and other state and local jurisdictions.

For the year ended December 31, 2013 there was a provision for income tax expense of $660,893 which came from i) a decrease of approximately $93,800 in deferred tax assets, ii) an increase of approximately $49,300 in deferred tax liabilities, and iii) approximately $517,800 of federal and local income tax expense payable.

For the year ended December 31, 2012 there was a provision for income tax expense of $58,298 which came from i) a decrease of approximately $61,400 in deferred tax assets and ii) a decrease of approximately $3,100 in deferred tax liabilities.

Following is a reconciliation of the expected income tax expense/benefit to the amount based on the U.S. statutory rate of 34% for the year ended December 31, 2013 and 31% for the year ended December 31, 2012.

	2013	2012
Income tax expense based on US statutory rate	$588,842	$77,822
State/Local income tax	35,941	0
Nondeductible/ nontaxable items	25,558	6,608
Other	10,552	(26,132)
Provision for Income Taxes	$660,893	$58,298

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$0	$79,906
Unused Charitable donation	0	13,932
Valuation allowances	0	0
Net deferred tax assets	$0	$93,838

Deferred tax liabilities:
Section 179 Properties	$245,775	$196,435

Net deferred tax liabilities	$245,775	$196,435

The Company determined the valuation allowance for the year ended December 31, 2012 was not considered necessary in order to record its deferred tax assets at estimated net realizable value. This estimate was based on its assessment of the realization of these assets through future taxable income being “more likely than not.”

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranties-

In 2013, we established a reserve to fund warranty related expenses for certain higher priced products.

Warranty protection for these products is for one year from the date of purchase.

Changes to the reserve during 2013 are as follows:

Beginning Balance	$0
Accruals for warranties	79,043
Payments made	(49,043)
Ending Balance	$30,000

Litigation-

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

