Form 10-Q
period 2014-03-31
OURPETS CO
filed 2014-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2014	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of April 15, 2014, the Registrant had outstanding 16,915,337 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 1,483,333 shares of Common Stock and options exercisable for 1,042,875 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2014.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSESD CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,650	$57,975
Accounts receivable - trade, less allowance for doubtful accounts of $31,020 and $28,014	2,650,309	2,811,139
Inventories net of reserve	6,922,298	5,876,724
Prepaid expenses	534,591	397,268
Total current assets	10,198,848	9,143,106

PROPERTY AND EQUIPMENT
Computers and office equipment	832,146	717,383
Warehouse equipment	557,537	553,148
Leasehold improvements	263,731	263,731
Tooling	4,085,828	4,059,740
Construction in progress	437,124	349,164
Total	6,176,366	5,943,166
Less accumulated depreciation	4,185,639	4,051,957
Net property and equipment	1,990,727	1,891,209

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $356,706 and $337,996	362,373	370,850
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	908,887	917,364

Total assets	$13,098,462	$11,951,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2014	2013
	(unaudited)

LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	312,049	397,575
Accounts payable - trade	2,097,738	1,169,925
Income taxes payable	106,085	161,637
Other accrued expenses	401,353	699,373
Total current liabilities	3,017,225	2,528,510

LONG-TERM LIABILITIES
Long-term debt - less current portion above	670,378	721,389
Revolving Line of Credit	2,415,032	1,833,032
Deferred Income Taxes	232,427	245,775
Total long term liabilities	3,317,837	2,800,196

Total liabilities	6,335,062	5,328,706

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 16,710,792 and 16,657,660 shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively	4,901,563	4,901,563

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 shares issued and outstanding	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding	865,312	865,312

PAID-IN CAPITAL	25,498	19,498

ACCUMULATED EARNINGS	391,177	256,750
Total stockholders' equity	6,763,400	6,622,973

Total liabilities and stockholders' equity	$13,098,462	$11,951,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net revenue	$5,214,471	$5,040,645

Cost of goods sold	3,660,570	3,584,274

Gross profit on sales	1,553,901	1,456,371

Selling, general and administrative expenses	1,312,965	1,152,169

Income from operations	240,936	304,202

Other income	(10,430)	(40,783)
Interest expense	35,839	40,245

Income before income taxes	215,527	304,740

Income tax expense	81,100	81,139

Net income	$134,427	$223,601

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$0.01	$0.01

Weighted average number of common shares outstanding used to calculate basic earnings per share	16,695,076	15,883,560

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,297,349	17,645,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

Common Stock issued upon exercise of stock options	-	-	-	-	53,132	-	-	-	-
Net income	-	-	-	-	-	-	-	134,427	134,427
Stock-Based compensation expense	-	-	-	-	-	-	6,000	-	6,000

Balance at March 31, 2014 (unaudited)	63,500	$579,850	123,616	$865,312	16,710,792	$4,901,563	$25,498	$391,177	$6,763,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,427	$223,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Sale of Fixed Assets	-	2,000
Depreciation expense	133,685	152,189
Amortization expense	18,710	11,631
Stock option expense	3,000	6,000
Warrant expense	3,000	3,000
(Increase) decrease in assets:
Accounts receivable - trade	160,827	500,801
Inventories	(1,045,574)	229,971
Prepaid expenses	(137,323)	(99,697)
Deferred Tax Asset	-	23,459
Amortizable Intangible asset additions	(10,233)	(25,505)
Increase (decrease) in liabilities:
Accounts payable - trade	927,813	(284,525)
Accrued expenses	(353,572)	(24,941)
Deferred tax liabilities	(13,348)	(15,280)
Net cash provided by (used in) operating activities	(178,588)	702,704

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(233,200)	(43,379)
Net cash used in investing activities	(233,200)	(43,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(136,537)	(54,167)
(Payments)/ Borrowings on bank line of credit	582,000	(594,000)
Net cash provided/(used) in financing activities	445,463	(648,167)
Net increase in cash	33,675	11,158

CASH AT BEGINNING OF PERIOD	57,975	21,269
CASH AT END OF PERIOD	$91,650	$32,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$31,236	$22,059
Income Taxes paid	$150,000	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options	$49,730	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

ORGANIZATION AND NATURE OF OPERATIONS

The management of OurPet’s Company originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In February 1996, Napro formed a wholly-owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s label. Napro then changed its name to OurPet’s Company effective March 19, 1998.

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2014 and March 31, 2013 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2013 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2013 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2013 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2014 and December 31, 2013 consist of:

	2014	2013
Finished goods	$5,673,078	$4,593,715
Components, packaging and work in process	1,384,606	1,417,998
Inventory reserve	(135,386)	(134,989)
Total	$6,922,298	$5,876,724

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

During the three month period ending March 31, 2014, the Company recorded additional inventory reserve charges of $25,733.

Changes to the inventory reserve during 2014 and 2013 are shown below:

	2014	2013
Beginning balance	$134,989	$103,585
Increases to reserve	25,733	145,351
Write offs against reserve	(25,336)	(113,947)
Ending balance	$135,386	$134,989

During 2014 and 2013, monthly accruals were and continue to be made to account for obsolete and excess inventory. A quarterly review was also performed to determine if an additional end of quarter adjustment was needed. It was determined that no additional adjustment was needed for the end of the first quarter of 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2014 and December 31, 2013 in the amounts of $31,020 and $28,014, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

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

The Company entered into a ten year lease with Senk Properties for the Fairport Harbor facility effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years, and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one-half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years, and lastly $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio, with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland, facility that housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $9,083. The rental payment schedule is as follows: $8,542 for the first two years (ended December 31, 2013), $9,083 for the next two years (current rate), $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years, and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Lease expense resulting from the foregoing agreements was $115,662 for the three months ended March 31, 2014.

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

The Company has been invoiced $781,061 by NSDA of which $445,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $285,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of March 31, 2014, the fee accrued to date was $15,864.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat®, Smarter Toys®, Clipnosis® and Cosmic Pet® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended March 31, 2014, 27.2% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,417,388.

For the three months ended March 31, 2013, 25.5% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,283,923.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2014 and 2013 as a result of stock options is not material.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2014, common shares that are or could be potentially dilutive include 1,346,875 stock options at exercise prices from $0.27 to $1.27 a share, 1,483,334 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2013, common shares that are or could be potentially dilutive include 1,812,708 stock options at exercise prices from $0.22 to $0.98 a share, 2,221,943 warrants to purchase common stock at exercise prices from $0.36 to $0.99 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

INCOME TAXES

During the first quarter of 2014, the Company reduced its deferred tax liabilities by approximately $13,000, from $245,775 to $232,427, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2014 is $61,426. The estimated local income tax expense payable for the quarter ended March 31, 2014 is $3,961. The Company adjusted its income tax accrual accounts accordingly.

As of March 31, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $296,000. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and would have expired from 2015 through 2028 if not utilized. In the first quarter of 2013, the Company decreased its deferred tax assets by approximately $23,500, from $93,838 to $70,379, due to the “more likely than not” projected utilization of NOL’s during the year. Also during the first quarter of 2013, the Company reduced its deferred tax liabilities by approximately $15,000, from $196,435 to $181,155, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2013 was $69,060. The estimated local income tax expense payable for the quarter ended March 31, 2013 was $3,900. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at March 31, 2014 or December 31, 2013 for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2013 and March 31, 2014. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the condensed consolidated financial statements for the first quarter of 2014 and noted the following:

On April 16, 2014, the Company renegotiated its financing agreements with FirstMerit Bank, N.A. including its $5,000,000 line of credit and its $500,000 term loan borrowed on December 7, 2012. As part of the agreements, the following were agreed to:

•	The Company’s limit on capital expenditures has been increased from $500,000 to $750,000. Further, the Company is limited from incurring a liability for rentals of property in an amount which, together with capital expenditures, would exceed $750,000.
•	The interest rate on those borrowings was changed to a monthly variable 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points.
•	The personal guarantees of Dr. Steven Tsengas, CEO, and his wife regarding the Company’s loan facilities with FirstMerit Bank have been terminated.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

•	Scheduled payments on the Company’s subordinated debt were approved including the pay down for Over the Hill Limited in the amount of $25,000 and Beachcraft Limited Partnership in the amount of $75,000 as long as the Company meets its financial ratio covenants.
•	The $500,000 term loan, which had an outstanding balance of $277,778 on April 16, 2014, was renegotiated to be paid with: 19 monthly consecutive interest payments using a 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points starting May 15, 2014; 19 monthly consecutive principal payments of $13,889 starting May 15, 2014; and one final interest payment of the same variable rate and principal payment of $13,909 on December 7, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, new guidance was issued which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for reporting periods beginning after December 15, 2013; accordingly, the Company implemented ASU 2013-11 effective January 1, 2014. The impact on the Company's condensed consolidated financial statements from applying this new guidance was immaterial.

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements

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

According to the most recent 2013/2014 APPA National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Inc.® (APPA), approximately 82.5 million U.S. households reported owning a pet with an estimated pet population of 83.3 million dogs, 95.6 million cats, and 20.6 million birds.  According to Packaged Facts: Pet Supplies and Pet Care Products in the U.S., June 2013, pet industry sales totaled $59.12 billion in the U.S. in 2012.  For the same period, U.S. retail sales of pet supplies (OurPet’s segment) totaled $11.5 billion, which represents an increase of 3% over 2011.  While market growth is still below pre-recession rates, the economy is expected to gradually improve and the pet market as a whole is expected to rise to $75.09 billion by 2017. Annual sales growth of pet supplies is predicted at 4.5% in 2014. Compound annual growth rate is likewise projected at 4-5% during 2012-2017.

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

As discussed in Liquidity and Capital Resources on Pages 15 through 17, we have funded our operations principally from the net cash provided from financing activities for the three months ended March 31, 2014 and from operating activities for the three months ended March 31, 2013. Net cash used by operating activities for the three months ended March 31, 2014 was $178,588.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of March 31, 2014, we had a balance due of $2,415,032 under the line of credit with our bank at an interest rate of prime plus .50%.

RESULTS OF OPERATIONS

In the following discussion, all references to 2014 are for the three months ended March 31, 2014 and all references to 2013 are for the three months ended March 31, 2013.

Net revenue for 2014 was $5,214,471, an increase of 3.5% in revenue from $5,040,645 in 2013, consisting of net sales of proprietary products for the retail pet business. This increase of approximately $170,000 was the net result of: (i) sales to new customers of approximately $187,000 and (ii) a net decrease in sales to established customers of approximately $17,000. The net decrease in sales to established customers resulted from: (i) increased sales to non-pet (i.e. food, drug, and mass) customers of approximately $156,000; (ii) decreased sales to pet specialty customers of approximately $133,000; and (iii) decreased sales to international customers of approximately $40,000. Sales to pet specialty customers are down due to their decisions to purchase private label product directly from overseas vendors.

Our sales to foreign customers, including both new and established customers, decreased by approximately $17,000, or 2.5%, from 2013, mainly due to decreased sales to customers in Canada and Taiwan which were offset by increased sales to customers in Switzerland and the United Kingdom.

Total sales to all customers of new products in 2014 that were not sold in 2013 were approximately $100,000. These included new cat/dog bowls and cat toys with new uses of catnip. The EZ Scoop and Simply Scoop litter boxes were just launched recently, and our odorless technology products are expected to be launched in the marketplace in the near future.

Within our main product categories, our bowls and feeder sales increased 4%; toys and accessories increased 5.5%; and the waste and odor control category decreased 34%, over the same period a year ago. The waste and odor category is expected to improve in the future with the introduction of the new products referenced above. In addition, our dual brand strategy is continuing to be developed with OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. We expect to be shipping much of the PetZone product line by end of the second quarter of 2014, which should help increase sales during the remainder of the year. Furthermore, adverse weather conditions that impacted the first quarter have subsided and this is expected to lead to increased consumer spending in the coming months of 2014.

Cost of goods sold increased by approximately $76,000 or 2.1% from $3,584,274 in 2013 to $3,660,570 in 2014 due to the combination of increased variable costs of products sold and decreased fixed operating expenses. The variable costs of products sold (e.g. the cost of purchased materials, freight, warranty expenses, and packaging) increased by a net of approximately $105,000 from 2013. This increase was almost entirely due to the rise in sales as our variable operating expenses on a unit basis remain fairly consistent at around $0.59 per dollar sold. The fact that our unit variable operating costs did not rise is noteworthy given that we incurred high entry costs to establish business in the private label market with a few customers. Plus on a positive note, fixed operating expenses decreased by a net of approximately $28,000 due to: lower depreciation related expenses, a smaller accrual for the write off of obsolete and excess inventory, offset by an increase in storage costs, among other items.

As a result of the decrease in fixed operating expenses, gross profit margin on sales increased by a percentage point from 28.9% to 29.8%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $1,456,371 in 2013 to $1,553,901 in 2014.

Selling, general and administrative expenses in 2014 were $1,312,965, an increase of 14.0%, or $160,796, from $1,152,169 in 2013. This increase was primarily the result of (i) an increase in selling expenses of approximately $32,000 from increased marketing and promotional charges as a result of agreements with certain customers, (ii) an increase in product development expenses of approximately $21,000, (iii) an increase in salary and payroll related expenses of approximately $21,000, (iv) an increase in professional expenses of approximately $18,000 mostly from increased investor relation expenses and increased amortization charges for brand and website development, (v) an increase in marketing expenses of approximately $47,000 due to increased corporate show and consumer research expenses, and (vi) a net increase of all other expenses of approximately another $22,000.

Our income from operations decreased by $63,266, from $304,202 in 2013 to $240,936 in 2014, as a result of the 14.0% increase in selling, general and administrative expenses of $160,796 offset by the 6.7% increase in gross profit on sales of $97,530.

“Other income” of approximately $10,000 in 2014 was mostly from favorable patent litigation settlements. “Other income” in 2013 was mostly comprised of approximately $26,000 received from an insurance claim settlement and approximately $17,000 received from a patent infringement settlement related to our Durapet® brand. This income was offset by a $2,000 write off of a fixed asset no longer in use.

Interest expense for 2014 was $35,839, a decrease of $4,406, from $40,245 in 2013. Interest expense for our bank line of credit increased by approximately $100, thereby staying at approximately $19,000 for the first quarter of 2014 and 2013. Our average balance was $2,013,065 in 2014 and $1,977,849 in 2013 (interest rate remained the same at 3.75%). With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $2,300 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan. Interest expense due on notes payable to subordinated note holders decreased by approximately $3,500 from 2013, as a result of paying off part of the principal balance of the $300,000 subordinated note issued in 2008. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $1,300 from new borrowings in 2013.

Income tax expense was approximately the same at about $81,100 in both 2014 and 2013. Although income before taxes was higher in 2013 than 2014, income tax expense recorded was approximately the same due to using a lower book tax rate (27% vs 38%) in 2013. We used a lower rate due to having NOL’s available for use in 2013, therefore lowering our expected income tax bracket. No NOL’s remain as of the beginning of 2014.

Net income for 2014 was $134,427 as compared to net income of $223,601 for 2013, a decrease of $89,174. This decrease was a result of the following changes from 2013 to 2014:

Net revenue increase of 3.5%	$173,826
Cost of goods sold increase of 2.1%	(76,296)
Gross profit increase of 6.7%	97,530
Selling, general and administrative expenses increase of 14.0%	(160,796)
Interest expense decrease of 10.9%	4,406
Decrease in other income	(30,353)
Income tax expense decrease	39
Decrease in profitability	$(89,174)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for the payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $1,371,251 in available funds as of March 31, 2014, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2013, we funded our operating cash requirements primarily by net income. In the first quarter of 2014, we funded our operating cash requirements primarily through the working capital line of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2014. We have no material commitments for capital expenditures.

As of March 31, 2014, we had $3,497,459 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Prime plus .5%	$2,415,032
Bank term note ($500,000 original balance)	5.45%	291,667
Contributor notes payable	Prime plus 3% & 5%	425,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	120,463
Capitalized Leases	11.88% and 9.9%	37,118
Other notes payable	Prime plus 3% & 10%	100,000
Lake County Economic Development Loan Program	5.00%	108,179

The bank line of credit indebtedness of $2,415,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2014 was $3,786,283. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2015. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (ii) maintain a tangible net worth of no less than $4,500,000 tested at the end of each quarter; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $500,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of March 31, 2014, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 1.77 and a tangible net worth of $6,381,189.

In the first quarter of 2014, there were no changes in our financing arrangements. See “Subsequent Events” for financing changes that took place shortly after the end of the quarter.

2013 Financing

In April, 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment is conditioned on the Company meeting the bank’s revised debt service coverage ratio each quarter. In 2013, the Company repaid all accrued interest of approximately $93,000 and $150,000 of the principal balance of this loan. In the first quarter of 2014, the Company paid another $75,000 of the principal balance and newly accrued interest. The Company intends to pay the remaining $75,000 in the second quarter of 2014.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and is payable over a four year term in equal monthly installments of $527. As of March 31, 2014, the balance of this lease was $16,733.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company used the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment. As of March 31, 2014, the balance of this loan was $108,179.

In November 2013, we extended our $5,000,000 credit facility through June 30, 2015. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, personally guaranteed the repayment of the credit facility. In consideration for their continued guarantees through June 30, 2015, they were granted 125,000 warrants at an exercise price of $.55/share for the right to purchase OurPet’s common stock. The warrants vested immediately and have a five year term. At the end of 2013, the warrants were adjusted to 125,498 warrants exercisable at $.548/share in accordance with the warrants anti-dilution provisions. The personal guarantee has been terminated as of April 16, 2014, as part of our amended business loan agreement with our bank.

Financing Prior to 2013

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of March 31, 2014, the principal balance outstanding was $120,463.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment has allowed us to set up wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2016. As of March 31, 2014, the remaining balance on this capital lease totaled $20,385.

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

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 were used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s common stock. Subsequent to their issuance the warrants were adjusted to 62,749 warrants exercisable at $.418/share in accordance with the warrants anti-dilution provisions. As of March 31, 2014, the remaining balance on this loan totaled $291,667. This loan has been renegotiated (See Subsequent Events), and the personal guarantee has been terminated as of April 16, 2014.

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

Change in Cash

Net cash used by operating activities for the three months ended March 31, 2014 was $178,588. Cash was provided by the net income for the three months of $134,427, as well as the non-cash charges for depreciation of $133,685, amortization of $18,710, stock option expense of $3,000, and warrant expense of $3,000. Cash was used by the net change of $471,410 in our operating assets and liabilities as follows:

Accounts receivable decrease	$160,827
Inventories increase	(1,045,574)
Prepaid expenses increase	(137,323)
Amortizable Intangible Asset increase	(10,233)
Accounts payable increase	927,813
Accrued expenses decrease	(353,572)
Deferred Tax liability decrease	(13,348)
Net Change	$(471,410)

Accrued expenses decreased due to the payment of estimated federal taxes and the payment of employee bonuses related to 2013 earnings. Inventories increased due to bringing in product to prepare for the branding and repackaging of our products under our new dual brand strategy. Accounts payable increased as a result of the increase in inventories. Prepaid expenses increased primarily due to corporate show expenses and marketing expenses incurred for new catalogs showcasing our new brands.

Net cash used for various purchases for the three months ended March 31, 2014 was $233,200. This cash was used for the acquisition of a new corporate show booth and for tooling costs related to our new EZ Scoop product. Cash provided by financing activities for the three months ended March 31, 2014 was $445,463 and consisted of net increased borrowings on the bank line of credit of $582,000 and principal payments on debt of $136,537.

Net cash provided by operating activities for the three months ended March 31, 2013 was $702,704. Cash was provided by the net income for the three months of $223,601, as well as the non-cash charges for depreciation of $152,189, amortization of $11,631, stock option expense of $6,000, warrant expense of $3,000, and loss on sale of a fixed asset of $2,000. Cash was provided by the net change of $304,283 in our operating assets and liabilities.

Net cash used for the acquisition of certain property and equipment for the three months ended March 31, 2013 was $43,379. Cash used in financing activities for the three months ended March 31, 2013 was $648,167 and consisted of net decreased borrowings on the bank lines of credit of $594,000 and principal payments on debt of $54,167.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our audited consolidated financial statements included in our Form 10-K filed on March 31, 2014. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags on January 23, 2013. We responded promptly and cooperated with the State of California, and do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

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

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

OURPET’S COMPANY

Dated: May 15, 2014	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

