Form 10-Q
period 2014-06-30
OURPETS CO
filed 2014-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2014	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 21, 2014, the Registrant had outstanding 16,922,997 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 1,483,334 shares of Common Stock and options exercisable for 1,078,208 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2014.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$196,497	$57,975
Accounts receivable - trade, less allowance for doubtful accounts of $33,492 and $28,014	3,032,005	2,811,139
Inventories net of reserve	7,222,083	5,876,724
Prepaid expenses	463,935	397,268
Total current assets	10,914,520	9,143,106

PROPERTY AND EQUIPMENT
Computers and office equipment	835,120	717,383
Warehouse equipment	558,508	553,148
Leasehold improvements	268,214	263,731
Tooling	4,461,390	4,059,740
Construction in progress	180,706	349,164
Total	6,303,938	5,943,166
Less accumulated depreciation	4,338,968	4,051,957
Net property and equipment	1,964,970	1,891,209

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $376,143 and $337,996	370,153	370,850
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	916,667	917,364

Total assets	$13,796,157	$11,951,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	249,560	397,575
Accounts payable - trade	2,109,838	1,169,925
Income Taxes Payable	32,836	161,637
Other accrued expenses	418,754	699,373
Total current liabilities	2,910,988	2,528,510

LONG-TERM LIABILITIES
Long-term debt - less current portion above	596,097	721,389
Revolving Line of Credit	3,167,032	1,833,032
Deferred Income Taxes	210,883	245,775
Total long term liabilities	3,974,012	2,800,196

Total liabilities	6,885,000	5,328,706

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 16,922,997 and 16,657,660 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	4,901,563	4,901,563

CONVERTIBLE PREFERRED STOCK,
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 shares issued and outstanding	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding	865,312	865,312

PAID-IN CAPITAL	25,498	19,498

ACCUMULATED EARNINGS	538,934	256,750
Total stockholders' equity	6,911,157	6,622,973

Total liabilities and stockholders' equity	$13,796,157	$11,951,679

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$5,360,210	$4,748,503	$10,574,681	$9,789,147

Cost of goods sold	3,841,765	3,340,313	7,502,334	6,924,582

Gross profit on sales	1,518,445	1,408,190	3,072,347	2,864,565

Selling, general and administrative expenses	1,325,687	1,148,333	2,638,651	2,300,506

Income from operations	192,758	259,857	433,696	564,059

Other (income) and expense	(61,232)	-	(71,662)	(40,784)
Interest expense	30,527	47,092	66,366	87,337

Income before income taxes	223,463	212,765	438,992	517,506

Income tax expense	75,708	80,000	156,808	161,139

Net income	$147,755	$132,765	$282,184	$356,367

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	0.01	$0.01	$0.02

Weighted average number of common shares outstanding used to calculate basic earnings per share	16,897,781	15,936,863	16,798,259	15,909,276

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,205,549	16,800,244	18,244,626	16,617,410

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

Common Stock issued upon exercise of stock options	-	-	-	-	265,337	-	-	-	-
Net income	-	-	-	-	-	-	-	282,184	282,184
Stock-Based compensation expense	-	-	-	-	-	-	6,000	-	6,000

Balance at June 30, 2014 (unaudited)	63,500	$579,850	123,616	$865,312	16,922,997	$4,901,563	$25,498	$538,934	$6,911,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$282,184	$356,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Fixed Assets Written Off	-	2,000
Depreciation expense	287,011	312,169
Amortization expense	38,147	24,624
Stock option expense	6,000	12,000
Warrant expense	-	6,000
(Increase) decrease in assets:
Accounts receivable - trade	(220,866)	444,763
Inventories	(1,345,359)	(401,627)
Prepaid expenses	(66,667)	(114,440)
Deferred Tax Asset less Valuation Allowance	-	46,919
Amortizable Intangible Asset Additions	(37,450)	(48,842)
Increase (decrease) in liabilities:
Accounts payable - trade	939,913	(187,379)
Accrued expenses	(409,420)	42,628
Deferred tax liabilities	(34,892)	(2,601)
Net cash provided by (used in) operating activities	(561,399)	492,581

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(360,772)	(178,200)
Net cash used in investing activities	(360,772)	(178,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings (payments) on long-term debt	(273,307)	22,750
Borrowings (Payments) on bank line of credit	1,334,000	(421,000)
Issuances of Common Stock	-	157,878
Net cash provided by (used in) financing activities	1,060,693	(240,372)
Net increase in cash	138,522	74,009

CASH AT BEGINNING OF PERIOD	57,975	21,269
CASH AT END OF PERIOD	$196,497	$95,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$57,521	$131,551
Income taxes paid	$320,500	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$232,645	$21,678

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2014 and June 30, 2013 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2013 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2013 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2013, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. All inventories are pledged as collateral for bank loans. Inventories at June 30, 2014 and December 31, 2013 consist of:

	2014	2013
Finished goods	$5,701,352	$4,593,715
Components, packaging and work in process	1,661,409	1,417,998
Inventory reserve	(140,678)	(134,989)
Total	$7,222,083	$5,876,724

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

During the six month period ending June 30, 2014, the Company recorded additional inventory reserve charges of $65,523.

Changes to the inventory reserve during 2014 and 2013 are shown below:

	2014	2013
Beginning balance	$134,989	$103,585
Increases to reserve	65,523	145,351
Write offs against reserve	(59,834)	(113,947)
Ending balance	$140,678	$134,989

During 2014 and 2013, monthly accruals were and continue to be made to account for obsolete and excess inventory. A quarterly review was also performed to determine if an additional end of quarter adjustment was needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on June 30, 2014 and December 31, 2013 in the amounts of $33,492 and $28,014, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Lease expense resulting from the foregoing agreements was $231,324 for the six months ended June 30, 2014.

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

The Company has been invoiced $781,061 by NSDA of which $450,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $280,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of June 30, 2014, the fee accrued to date was $12,944.

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

For the three months ended June 30, 2014, 27.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,459,351.

For the three months ended June 30, 2013, 25.9% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,231,930.

For the six months ended June 30, 2014, 27.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $2,876,740.

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2014, common shares that are or could be potentially dilutive include 1,078,208 stock options at exercise prices from $0.29 to $1.27 a share, 1,483,334 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of June 30, 2013, common shares that are or could be potentially dilutive included 1,774,208 stock options at exercise prices from $0.20 to $1.55 a share, 4,982,678 warrants to purchase common stock at exercise prices from $0.2796 to $1.42 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

INCOME TAXES

During the first six months of 2014, the Company reduced its deferred tax liabilities by approximately $34,892 from $245,775 to $210,883, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2014 is $181,049. The estimated local income tax expense payable for the six months ended June 30, 2014 is $10,650. The Company adjusted its income tax accrual accounts accordingly.

As of June 30, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $296,000. The federal NOL’s were available to offset future taxable income and would have expired from 2015 through 2028 if not utilized. In the first six months of 2013, the Company decreased its deferred tax assets by approximately $46,900 from $93,838 to $46,919 due to the “more likely than not” projected utilization of NOL’s during the year. As planned, the net operating loss carryforwards were completely used in 2013.

Also during the first six months of 2013, the Company decreased its deferred tax liabilities by approximately $2,500 from $196,435 to $193,834 for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated federal income tax expense payable for the six months ended June 30, 2013 was $105,998. The estimated local income tax expense payable for the six months ended June 30, 2013 was $8,733. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at June 30, 2014 or December 31, 2013 for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years predating December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2013 and June 30, 2014. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

In early January 2014, the Company contracted with a Professional Employer Organization (PEO) which co-employs the company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (HR) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The contractual arrangement can be terminated with a 30 day notice by either party.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events for potential recognition and disclosure in the condensed, consolidated financial statements and noted none to report.

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

In April 2014, FASB issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period during 2016 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements.

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

As discussed in Liquidity and Capital Resources on Pages 17 through 19, we have funded our operations principally from the net cash provided from financing activities for the six months ended June 30, 2014 and from operating activities for the six months ended June 30, 2013. Net cash used by operating activities for the six months ended June 30, 2014 was $561,399.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of June 30, 2014, we had a balance due of $3,167,032 under the line of credit with our bank at a monthly variable interest rate of the LIBOR rate plus 2.25 percentage points.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

In the following discussion, all references to 2014 are for the three months ended June 30, 2014 and all references to 2013 are for the three months ended June 30, 2013.

Net revenue for 2014 was $5,360,210, an increase of 12.9% or approximately $612,000 from $4,748,503 in 2013, consisting of net sales of proprietary products for the retail pet business. This revenue increase was the net result of: (i) sales to new customers of approximately $65,000, and (ii) a net increase in sales to existing customers of approximately $547,000. Approximately 42%, 21% and 14% of the net increase in sales came from our core channels, Pet Specialty, Food/Drug/Mass retail and E-Commerce channels respectively. Another 18% of our sales growth was the result of increased close-out sales as we start to implement our dual brand strategy of the OurPet’s brand for Pet Specialty and the PetZone brand for Food/Drug/Mass retailers.

This sales growth was largely fueled by sales of our bowls and feeders which accounted for approximately 53% of the sales increase. Bowl/Feeder sales increased notably in all three core channels by approximately 22% in Pet Specialty; 20% in Food, Drug, Mass Retail; and 33% to E-Commerce customers. Sales of our toys and accessories were also up approximately 13% from 2013 although almost half of this increase came from sales to close-out customers.

Sales of our bowls/feeders and toys/accessories accounted for approximately 42% and 43% respectively of our sales in 2014. Products in the waste and odor category as well as dog houses and catnip/tuna consumables comprised the other 15% of sales for 2014. We plan to continue developing products in all of these areas although a large part of our focus will be on products for the waste/odor category of pet products. For example, we have improved our automatic litter box, which in the PetZone brand is achieving the highest customer satisfaction ratings as reported by internet shoppers. We are also seeing renewed interest from national accounts for our SmartScoop, and the EZ-Scoop “semi-automatic” litter box just started shipping at the end of this quarter. Our odorless technology disposable litter box products are expected to start shipping in the third quarter of 2014.

Our international sales increased by approximately $35,000, or 6.3%, from 2013, mainly due to increased sales to customers in the United Kingdom which were offset by decreased sales to customers in Brazil.

Total sales to all customers of new products in 2014 that were not sold in 2013 were approximately $101,000. These include our Corknip® cat toys with new uses of catnip combined with cork.

Cost of goods sold increased by approximately $501,000 or 15.0% from $3,340,313 in 2013 to $3,841,765 in 2014. The variable costs of products sold (e.g., the cost of purchased materials, freight, warranty expenses, and packaging) increased by approximately $499,000 from 2013. This increase was due partly to the rise in sales and partly to our variable unit operating expenses increasing from around $0.58 per dollar sold to approximately $0.61 per dollar sold. On a positive note, our fixed operating expenses only increased by approximately $2,000. Depreciation and write off accruals of obsolete and excess inventory decreased but were offset by an increase in payroll related items.

Gross profit dollars increased from $1,408,190 in 2013 to $1,518,445 in 2014. Due to increases in our unit variable operating expenses, gross profit margin decreased by 1.4 percentage points from 29.7% in 2013 to 28.3% in 2014.

Selling, general and administrative expenses in 2014 were $1,325,687, an increase of 15.4%, or $177,354, from $1,148,333 in 2013. This increase was the net result of: (i) an increase in selling expenses of approximately $125,000 from increased marketing and promotional charges as well as increased commission charges, (ii) an increase in product development expenses of approximately $18,000, (iii) an increase in salary and payroll related expenses of approximately $12,000, (iv) a decrease in professional expenses of approximately $15,000 mostly from decreased consulting expenses, (v) an increase in IT expenses of approximately $18,000, and (vi) a net increase of all other expenses of approximately another $19,000.

Our income from operations decreased by $67,099, from $259,857 in 2013 to $192,758 in 2014, as a result of the 15.4% increase in selling, general and administrative expenses of $177,354 offset by the 7.8% increase in gross profit.

“Other income” of approximately $61,000 in 2014 was mostly from favorable patent litigation settlements. There was no other income earned in 2013.

Interest expense for 2014 was $30,527, a net decrease of $16,565, from $47,092 in 2013. For our bank line of credit, interest expense increased by approximately $1,400 due to an increase in our average loan balance. Our average balance was $2,729,282 in 2014 and $1,745,006 in 2013. Our interest rate decreased by approximately 1.16% by changing to a variable interest rate based on LIBOR plus 2.25 percent instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $4,000 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan. For notes payable to subordinated note holders, interest expense decreased by approximately $15,000 from 2013, as a result of paying off the principal balance of the $300,000 subordinated note issued in 2008. Lastly, interest expense due on leases and other miscellaneous payments increased by approximately $600 from new borrowings in 2013.

Income tax expense decreased slightly from $80,000 in 2013 to approximately $76,000 in 2014. The decrease resulted from a reduction in income for tax purposes due to capitalizing less overhead into inventory per the uniform capitalization rules.

Net income for 2014 was $147,755 as compared to net income of $132,765 for 2013, an increase of $14,990. This increase was a result of the following changes from 2013 to 2014:

Net revenue increase of 12.9%	$611,707
Cost of goods sold increase of 15.0%	(501,452)
Gross profit increase of 7.8%	110,255
Selling, general and administrative expenses increase of 15.4%	(177,354)
Interest expense decrease of 35.2%	16,565
Increase in other income	61,232
Income tax expense decrease	4,292
Increase in profitability	$14,990

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

In the following discussion all references to 2014 are for the six months ended June 30, 2014 and all references to 2013 are for the six months ended June 30, 2013.

Net revenue for 2014 was $10,574,681, an increase of 8.0% or approximately $786,000 from $9,789,147 in 2013, consisting of net sales of proprietary products for the retail pet business.

This revenue increase was the net result of: (i) sales to new customers of approximately $303,000, and (ii) a net increase in sales to existing customers of approximately $483,000. Approximately 16%, 47% and 22% of the net increase in sales came from our core channels including Pet Specialty, Food/Drug/Mass retail and E-Commerce, respectively. Another 10% of our sales growth came from the value channel.

This sales growth was largely fueled by sales of our bowls and feeders which accounted for approximately 52% of the sales increase. Bowl/Feeder sales increased in all three core channels by approximately 2% in Pet Specialty; 23% in Food, Drug, Mass Retail; and 44% to E-Commerce customers. Sales of our toys and accessories were also up approximately 9% from 2013 with approximately 42% of the increase coming from the Pet Specialty channel and almost 40% of this increase coming from sales to close out customers.

Sales of our bowls/feeders and toys/accessories accounted for approximately 39% and 45%, respectively, of total sales in 2014. Products in the waste and odor category as well as dog houses and catnip/tuna consumables comprised the other 16% of sales for 2014.

In terms of dollars sold, sales to the Food, Drug, Mass retail channel (F,D,M) increased the most by approximately $336,000 followed by increased sales of approximately $184,000 to the E-Commerce channel and approximately $130,000 to the Pet Specialty channel. In terms of percentage growth, the E-Commerce channel grew the most with an impressive 22% increase from 2013 to 2014 with the F,D,M channel growing 7% and Pet Specialty growing 3%. While the F,D,M and pet specialty channels continue to comprise most of our sales, the E-Commerce channel is becoming a larger important part of our sales focus.

The E-Commerce channel not only grew significantly in terms of sales but also in terms of margin dollars. For the first six months of 2014, the overall margin percentage of products sold increased by 3% for the E-Commerce channel while it decreased by 2% for the F,D,M channel and decreased by 1% for the Pet Specialty Channel. The result of these changes was that the E-Commerce channel contributed the most (approximately 61%) of the increase in margin dollars from 2013 to 2014.

Our international sales increased slightly by approximately $18,000, or 1.4% in 2014 from 2013 mainly due to increased sales to customers in the United Kingdom, which were partially offset by decreased sales to customers in Brazil.

Total sales of new products in 2014 that were not sold in 2013 were approximately $246,000. These were mainly comprised of cat and corknip toys.

Cost of goods sold increased by 8.3%, or approximately $578,000, from $6,924,582 in 2013 to $7,502,334 in 2014, principally due to our increased sales. However, our variable unit operating costs also increased slightly from approximately $0.59 per dollar sold to approximately $0.60 per dollar sold and added to the increased costs. Factors contributing to the increased costs included bad weather during the first several months of 2014, promotional sales, and some higher than planned costs to enter the private label value market. Our fixed operating costs decreased by approximately $26,000 as a result of lower depreciation expenses and a lower accrual for the write-off of obsolete and excess inventory.

The increase in sales resulted in our gross profit on sales increasing by 7.3%, or $207,782, from $2,864,565 in 2013 to $3,072,347 in 2014. Gross profit margin decreased slightly from 29.3% in 2013 to 29.1% in 2014 due to the increased unit variable operating costs.

Selling, general and administrative expenses in 2014 were $2,638,651, an increase of 14.7%, or $338,145, from $2,300,506 in 2013. The increase mostly resulted from: (i) an increase in salaries and wages, payroll taxes and employee benefits of approximately $33,000, (ii) an increase in sales and marketing expenses of approximately $205,000, mainly due to increased promotional expenses and commissions, (iii) an increase in IT expenses of approximately $27,000 from increased consulting expenses, (iv) an increase in product development costs of approximately $39,000, and (v) a net increase of all other expenses of approximately $34,000.

Income from operations decreased by $130,363, from $564,059 in 2013 to $433,696 in 2014, as a result of the 14.7% increase in selling, general and administrative expenses of $338,145 offset by the 7.3% increase in gross profit of $207,782.

“Other income” of approximately $72,000 in 2014 was primarily attributable to favorable patent infringement settlements. “Other income” for 2013 was $40,784, comprised of approximately $26,000 received from an insurance claim settlement and approximately $17,000 received from a patent infringement settlement related to our Durapet® brand. This income was partially offset by a $2,000 write-off of a fixed asset no longer in use.

Interest expense for 2014 was $66,366, a decrease of $20,971, from $87,337 in 2013. For 2014, we experienced an increase in interest expense for our bank line of credit of approximately $1,500, due to an increase in our average loan balance. Our average balance was $2,371,113 in 2014 and $1,861,428 in 2013. However, our interest rate decreased by approximately 0.70% by changing to a variable interest rate based on LIBOR plus 2.25 percent instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $6,200 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan. For notes payable to subordinated note holders, interest expense decreased by approximately $18,600 from 2013 as a result of paying off the principal balance of the $300,000 subordinated note issued in 2008. Lastly, interest expense due on leases and other miscellaneous payments in 2014 increased by approximately $2,300 from new borrowings in 2013.

As a result of lower taxable income, income tax expense decreased slightly by $4,300 from $161,139 in 2013 to $156,808 in 2014.

Net income for 2014 was $282,184 as compared to net income of $356,367 for 2013, or a decrease in profit of $74,183. This decrease was a result of the following changes from 2013 to 2014:

Net revenue increase of 8.0%	$785,534
Cost of goods sold increase of 8.3%	(577,752)
Gross profit on sales increase of 7.3%	207,782
Selling, general and administrative expenses increase of 14.7%	(338,145)
Income from operations, decrease	(130,363)
Other income, net increase	30,878
Interest expense decrease of 24.0%	20,971
Income tax expense decrease	4,331
Decrease in profitability	$(74,183)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $907,134 in available funds as of June 30, 2014, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2013, we funded our operating cash requirements primarily through net income. In the first six months of 2014, we funded our operating cash requirements primarily through the working capital line of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through at least June 30, 2015. We have no material commitments for capital expenditures.

As of June 30, 2014, we had $4,112,689 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	LIBOR plus 2.25%	$3,167,032
Bank term note ($500,000 original balance)	5.45%	250,001
Contributor notes payable	Prime plus 3%	350,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	109,209
Capitalized Leases	11.88% and 9.9%	34,016
Other notes payable	Prime plus 3% & 10%	100,000
Lake County Economic Development Loan Program	5.00%	102,431

The bank line of credit indebtedness of $3,167,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2014 was $4,075,166. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2015. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis, (ii) maintain a tangible net worth of no less than $4,500,000 tested at the end of each quarter, and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of June 30, 2014, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 1.32 and a tangible net worth of $6,462,493.

2014 Financing

On April 16, 2014, the Company renegotiated its financing agreements with FirstMerit Bank, N.A. including its $5,000,000 line of credit and its $500,000 term loan borrowed on December 7, 2012. As part of the agreements, the following were agreed to:

•	The Company’s limit on capital expenditures increased from $500,000 to $750,000. Further, the Company is limited from incurring a liability for rentals of property in an amount which, together with capital expenditures, would exceed $750,000.
•	The interest rate on those borrowings changed to a monthly variable 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points.
•	The personal guarantees of Dr. Steven Tsengas, CEO, and his wife of the Company’s loan facilities with FirstMerit Bank were terminated.
•	Scheduled payments on the Company’s subordinated debt were approved, including the pay down for Over the Hill Limited in the amount of $25,000 and Beachcraft Limited Partnership in the amount of $75,000, as long as the Company complies with its financial ratio covenants.
•	The $500,000 term loan, which had an outstanding balance of $277,778 on April 16, 2014, was renegotiated to be paid as follows: 19 monthly consecutive interest payments using a 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points starting May 15, 2014; 19 monthly consecutive principal payments of $13,889 starting May 15, 2014; and one final interest payment of the same variable rate and principal payment of $13,909 on December 7, 2015.

2013 Financing

In April, 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time as it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment was conditioned on the Company meeting the bank’s revised debt service coverage ratio each quarter. In 2013, the Company repaid all accrued interest of approximately $93,000 and $150,000 of the principal balance of this loan. In the first two quarters of 2014, the Company paid the remaining $150,000 of the principal balance and newly accrued interest.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and is payable over a four year term in equal monthly installments of $527. As of June 30, 2014, the balance of this lease was $15,556.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company used the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment. As of June 30, 2014, the balance of this loan was $102,431.

In November 2013, we extended our $5,000,000 credit facility through June 30, 2015. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, personally guaranteed the repayment of the credit facility. In consideration for their continued guarantees through June 30, 2015, they were granted 125,000 warrants at an exercise price of $.55/share for the right to purchase OurPet’s common stock. The warrants vested immediately and have a five year term. At the end of 2013, the warrants were adjusted to 125,498 warrants exercisable at $.548/share in accordance with the warrants anti-dilution provisions. The personal guarantee was terminated as of April 16, 2014, as part of our amended business loan agreement with our bank.

Financing Prior to 2013

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of June 30, 2014, the principal balance outstanding was $109,209.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment has allowed us to set up wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2016. As of June 30, 2014, the remaining balance on this capital lease totaled $18,460.

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

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s common stock. Subsequent to their issuance the warrants were adjusted to 62,749 warrants exercisable at $.418/share in accordance with the warrants anti-dilution provisions. As of June 30, 2014, the remaining balance on this loan totaled $250,001. This loan was renegotiated (see 2014 financing), and the personal guarantee was terminated as of April 16, 2014.

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

Change in Cash

Net cash used by operating activities for the six months ended June 30, 2014 was $561,399. Cash was provided by the net income for the six months of $282,184, as well as the non-cash charges for depreciation of $287,011, amortization of $38,147, and stock option expense of $6,000. Cash was used by the net change of $1,174,741 in our operating assets and liabilities as follows:

Accounts receivable increase	$(220,866)
Inventories increase	(1,345,359)
Prepaid expenses increase	(66,667)
Amortizable Intangible Assets increase	(37,450)
Accounts payable increase	939,913
Accrued expenses decrease	(409,420)
Deferred Tax liability decrease	(34,892)
Net Change	$(1,174,741)

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

Net cash used for various purchases for the six months ended June 30, 2014 was $360,772. This cash was used for the acquisition of a new corporate show booth and for tooling costs related to our new EZ Scoop product. Cash provided by financing activities for the six months ended June 30, 2014 was $1,060,693 and consisted of net increased borrowings on the bank line of credit of $1,334,000 offset by principal payments on debt of $273,307.

Net cash provided by operating activities for the six months ended June 30, 2013 was $492,581. Cash was provided by the net income for the six months of $356,367, as well as the non-cash charges for depreciation of $312,169, amortization of $24,624, stock option expense of $12,000, warrant expense of $6,000, and loss on disposal of a fixed asset of $2,000. Cash was used by the net change of $220,579 in our operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2013 was $178,200. This cash was used mostly for the acquisition of tooling, computer equipment, and a used truck for transporting inventory between warehouses. Cash used in financing activities for the six months ended June 30, 2013 was $240,372 and consisted of payments on the bank line of credit of $421,000, net debt borrowings of $22,750, and issuances of common stock of $157,878 resultant from the exercise of stock options and warrants.

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

In our Form 10-K for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags on January 23, 2013. We responded promptly and cooperated with the State of California. The matter remains pending in the district attorney’s office. We do not have any reason to believe that this action will result in any judgments or fines against OurPet’s that would have a material adverse effect or impact in its financial position, liquidity or results of operation.

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

OURPET’S COMPANY

Dated: August 14, 2014	/s/ Steven Tsengas
Steven Tsengas
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

