Form 10-Q
period 2014-09-30
OURPETS CO
filed 2014-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2014	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of October 28, 2014, the Registrant had outstanding 17,489,507 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 1,095,333 shares of Common Stock and options exercisable for 623,708 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2014.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,213	$57,975
Accounts receivable - trade, less allowance for doubtful accounts of $36,539 and $ 28,014	3,228,229	2,811,139
Inventories net of reserve	7,725,149	5,876,724
Prepaid expenses	363,367	397,268
Total current assets	11,393,958	9,143,106

PROPERTY AND EQUIPMENT
Computers and office equipment	872,174	717,383
Warehouse equipment	564,072	553,148
Leasehold improvements	276,952	263,731
Tooling	4,491,600	4,059,740
Construction in progress	124,861	349,164
Total	6,329,659	5,943,166
Less accumulated depreciation	4,482,945	4,051,957
Net property and equipment	1,846,714	1,891,209

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $396,487 and $337,996	379,513	370,850
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	926,027	917,364

Total assets	$14,166,699	$11,951,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Notes payable	$100,000	$100,000
Current maturities of long-term debt	250,578	397,575
Accounts payable – trade	2,103,228	1,169,925
Income taxes payable	1,128	161,637
Other accrued expenses	444,687	699,373
Total current liabilities	2,899,621	2,528,510

LONG-TERM LIABILITIES
Long-term debt - less current portion above	533,097	721,389
Revolving Line of Credit	3,482,032	1,833,032
Deferred Income Taxes	187,541	245,775
Total long term liabilities	4,202,670	2,800,196

Total liabilities	7,102,291	5,328,706

STOCKHOLDERS' EQUITY

COMMON STOCK,
no par value; 50,000,000 shares authorized, 17,458,875 and 16,657,660 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively	4,974,063	4,901,563

CONVERTIBLE PREFERRED STOCK,
no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 shares issued and outstanding	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding	865,312	865,312

PAID-IN CAPITAL	28,498	19,498

ACCUMULATED EARNINGS	616,685	256,750
Total stockholders' equity	7,064,408	6,622,973

Total liabilities and stockholders' equity	$14,166,699	$11,951,679

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$5,601,011	$5,737,568	$16,175,692	$15,526,715

Cost of goods sold	3,960,260	3,889,535	11,462,593	10,814,115

Gross profit on sales	1,640,751	1,848,033	4,713,099	4,712,600

Selling, general and administrative expenses	1,487,983	1,265,986	4,126,635	3,566,494

Income from operations	152,768	582,047	586,464	1,146,106

Other income	(6,051)	(45,875)	(77,713)	(86,658)
Interest expense	31,153	38,641	97,519	125,978

Income before income taxes	127,666	589,281	566,658	1,106,786

Income tax expense	49,915	250,020	206,723	411,159

Net income	$77,751	$339,261	$359,935	$695,627

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$-	$0.02	$0.02	$0.04

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,056,910	16,248,663	16,884,581	16,023,648

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,037,565	18,892,361	18,160,977	17,958,153

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

Common Stock issued upon exercise of stock options	-	-	-	-	801,215	72,500	-	-	72,500
Net income	-	-	-	-	-	-	-	359,935	359,935
Stock-Based compensation expense	-	-	-	-	-	-	9,000	-	9,000

Balance at September 30, 2014 (unaudited)	63,500	$579,850	123,616	$865,312	17,458,875	$4,974,063	$28,498	$616,685	$7,064,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359,935	$695,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on Disposal of Fixed Assets	12,323	2,000
Depreciation expense	430,988	433,480
Amortization expense	58,491	37,572
Stock option expense	9,000	18,000
Warrant expense	-	9,000
(Increase) decrease in assets:
Accounts receivable - trade	(417,090)	(394,146)
Inventories	(1,848,425)	46,429
Prepaid expenses	33,901	(216,325)
Deferred Tax Asset less Valuation Allowance	-	70,378
Amortizable Intangible Asset Additions	(67,154)	(67,857)
Increase (decrease) in liabilities:
Accounts payable - trade	933,303	(76,694)
Accrued expenses	(415,195)	239,252
Deferred tax liabilities	(58,234)	22,003
Net cash provided by (used in) operating activities	(968,157)	818,719

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(398,816)	(363,209)
Net cash used in investing activities	(398,816)	(363,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings of long-term debt	-	145,816
Principal payments on long-term debt	(335,289)	(245,235)
Borrowings (Payments) on bank line of credit	1,649,000	(374,000)
Issuances of Common Stock	72,500	157,878
Net cash provided by (used in) in financing activities	1,386,211	(315,541)
Net increase in cash	19,238	139,969

CASH AT BEGINNING OF PERIOD	57,975	21,269
CASH AT END OF PERIOD	$77,213	$161,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$81,585	$168,221
Income taxes paid	$425,466	$80,000

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$539,128	$32,432
Equipment Obtained Through Capital Lease	$-	$20,816

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2014 and September 30, 2013 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2013 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2013 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2013, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method or market. All inventories are pledged as collateral for bank loans. Inventories at September 30, 2014 and September 30, 2013 consisted of:

	2014	2013
Finished goods	$6,271,740	$4,374,150
Components, packaging and work in process	1,589,031	1,365,474
Inventory reserve	(135,622)	(121,013)
Total	$7,725,149	$5,618,611

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

During the nine month period ending September 30, 2014, the Company recorded additional inventory reserve charges of $107,460.

Changes to the inventory reserve during the nine months of 2014 and 2013 are shown below:

	2014	2013
Beginning balance	$134,989	$103,585
Increases to reserve	107,460	134,947
Write offs against reserve	(106,827)	(117,519)
Ending balance	$135,622	$121,013

During 2014 and 2013, monthly accruals were and continue to be made to account for obsolete and excess inventory. A quarterly review was also performed to determine if an additional end of quarter adjustment was needed. It was determined that no additional adjustment was needed for the end of the third quarter of 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on September 30, 2014 and December 31, 2013 in the amounts of $36,539 and $28,014, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off.

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

The Company entered into a ten year lease with Senk Properties for the Fairport Harbor facility effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental schedule was: $26,667 for the first two years, $28,417 for the next three years, and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one-half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule is: $27,250 per month for the first two years; then $29,013 per month for the next two years; then $30,827 for the next three years; then $32,587 for the next two years; and lastly $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On December 30, 2011 the Company entered into a second lease with Senk Properties for a 26,000 square foot production warehouse and office facility in Mentor, Ohio, with payments due on the first day of each month starting on January 1, 2012. This facility replaced the Hagerstown, Maryland, facility that housed Cosmic Pet operations until its lease expired in July of 2012. The current monthly rental rate is $9,083. The rental payment schedule is as follows: $8,542 for the first two years (ended December 31, 2013); $9,083 for the next two years (current rate); $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Lease expense resulting from the foregoing agreements was $348,749 for the nine months ended September 30, 2014.

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

The Company has been invoiced $781,061 by NSDA of which $455,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $275,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of September 30, 2014, the fee accrued to date was $9,674.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat®, Smarter Toys®, and Clipnosis® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the three months ended September 30, 2014, 24.6% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,379,427.

For the three months ended September 30, 2013, 33.5% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,175,490 and $748,114 respectively, which represents approximately 20.5% and 13.0% of total revenue.

For the nine months ended September 30, 2014, 26.3% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,256,167.

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

 NET INCOME PER COMMON SHARE

Diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2014, common shares that were or could have been potentially dilutive included 623,708 stock options at exercise prices from $0.41 to $1.27 a share, 1,125,965 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of September 30, 2013, common shares that were or could have been potentially dilutive included 1,308,208 stock options at exercise prices from $0.22 to $0.98 a share, 1,730,596 warrants to purchase common stock at exercise prices from $0.36 to $0.99 a share, 660,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

INCOME TAXES

During the first nine months of 2014, the Company reduced its deferred tax liabilities by $58,234 from $245,775 to $187,541, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2014 is $332,207. The estimated local income tax expense payable for the nine months ended September 30, 2014 is $19,542. The Company adjusted its income tax accrual accounts accordingly.

As of September 30, 2013, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $373,000. The federal NOL’s were available to offset future taxable income and would have expired from 2015 through 2028 if not utilized. In the first nine months of 2013, the Company decreased its deferred tax assets by approximately $70,400 from $93,838 to $23,460 due to the “more likely than not” projected utilization of NOL’s during 2013. As planned, the NOL’s were completely used in 2013.

Also during the first nine months of 2013, the Company increased its deferred tax liabilities by approximately $22,000 from $196,435 to $218,438 for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated federal income tax expense payable for the nine months ended September 30, 2013 was $295,683. The estimated local income tax expense payable for the nine months ended September 30, 2013 was $23,094. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at September 30, 2014 or December 31, 2013 for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years predating December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2013 and September 30, 2014. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

September 30, 2014

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

In April 2014, Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued an Accounting Standards Update (“ASU”) related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period during 2016 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows.

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

OVERVIEW

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and guardian expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the Food, Drug and Mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 800 products for dogs, cats, domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis®, and Go! Cat!Go!® labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

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

As discussed in Liquidity and Capital Resources on Page 17, we have funded our operations principally from the net cash provided from financing activities for the nine months ended September 30, 2014 and from operating activities for the nine months ended September 30, 2013. Net cash used by operating activities for the nine months ended September 30, 2014 was $968,157.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2014, we had a balance due of $3,482,032 under the line of credit with our bank at a monthly variable interest rate of the LIBOR rate plus 2.25 percentage points.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

In the following discussion, all references to 2014 are for the three months ended September 30, 2014 and all references to 2013 are for the three months ended September 30, 2013.

Our revenues consist of sales of proprietary products for the retail pet business. Net revenue for 2014 was $5,601,011 down by 2%, or approximately $137,000, from 2013 sales of $5,737,568. Most of our sales came from existing customers as new customers accounted for approximately $76,000, or a little over 1% of the total.

The Pet Specialty channel (41.6% of total net sales) and the “Food, Drug, Mass Retail” channel (44.5% of total net sales) continued to comprise most of our sales in 2014. The E-Commerce channel was the next largest channel with 9.5% of total net sales.

Sales to customers in the Pet Specialty channel fell by approximately 16% from 2013. While sales to customers in the “Food, Drug, Mass Retail” channel increased by approximately 15%, it was not enough to offset the reduction in sales in the Pet Specialty channel. Anticipated orders of the new PetZone brand were below expectations due to delays in customers converting over to the new brand. E-Commerce customers are becoming a more important part of our business as we continue to devote more resources to this area. Sales to E-Commerce customers grew by approximately 12% in 2014.

The reduction in sales came mostly from fewer sales of our bowls/ feeders. Sales of bowls/ feeders were down overall by approximately 6% and were down by approximately 32% in the Pet Specialty channel as customers continue to expand their sourcing of product directly from overseas vendors.

Sales of our bowls/feeders and toys/accessories accounted for approximately 39% and 47% respectively of our sales in 2014. Products in the waste and odor category as well as dog houses and catnip/tuna consumables comprised the other 14% of sales in 2014. The re-launch of the Smart Scoop Automatic Litter Box through the E-Commerce channel led to an increase of 21% for sales of products in the waste and odor category.

Our international sales increased by approximately $122,000, or 16.9%, from 2013, mainly due to increased sales to customers in the United Kingdom and Saudia Arabia, which were offset by decreased sales to customers in Brazil.

Total sales to all customers of new products in 2014 that were not sold in 2013 were only approximately $500 as most new products were introduced in the first quarter of the year to coincide with the Global Pet Expo trade show. We continue to work on developing new products and anticipate new product sales to be greater in 2015 and beyond.

Cost of goods sold increased by approximately $71,000, or 1.8%, from $3,889,535 in 2013 to $3,960,260 in 2014. Total variable costs of products sold (e.g., the cost of purchased materials, freight, warranty expenses, and packaging) increased by approximately $11,000 from 2013. This increase was due to our variable unit operating expenses increasing from around $0.58 per dollar sold to approximately $0.60 per dollar sold. Our fixed operating expenses also increased by approximately $60,000 from 2013. Payroll related items accounted for most of this increase.

Gross profit dollars decreased from $1,848,033 in 2013 to $1,640,751 in 2014. Due to the increases in our unit variable operating expenses and total fixed operating expenses, gross profit margin decreased by 2.9% from 32.2% in 2013 to 29.3% in 2014.

Selling, general and administrative expenses in 2014 were $1,487,983, an increase of 17.5%, or $221,997, from $1,265,986 in 2013. This increase was the result of: (i) an increase in selling expenses of approximately $50,000 from increased marketing and promotional charges, as well as increased cash discounts taken; (ii) an increase in product development expenses of approximately $43,000; (iii) an increase in salary and payroll related expenses of approximately $20,000; (iv) an increase in professional expenses of approximately $35,000 mostly from a one-time charge for consulting expenses; (v) an increase in legal expenses of approximately $43,000 for the claim against us by the State of California; and (vi) a net increase of all other expenses of approximately another $31,000.

Our income from operations decreased by $429,279, from $582,047 in 2013 to $152,768 in 2014, as a result of the 17.5% increase in selling, general and administrative expenses of $221,997 and the 11.2% decrease in gross profit of $207,282.

“Other income” of approximately $6,000 in 2014 was from royalties resultant from patent litigation settlements. Other income of approximately $46,000 in 2013 was from the favorable settlement of a patent lawsuit.

Interest expense for 2014 was $31,153, a net decrease of $7,488, from $38,641 in 2013. For our bank line of credit, interest expense increased by approximately $2,600 due to an increase in our average loan balance. Our average balance was $3,169,351 in 2014 and $1,748,173 in 2013. Our interest rate decreased by approximately 1.4% by changing to a variable interest rate based on LIBOR plus 2.25 percent instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $4,000 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan. For notes payable to subordinated note holders, interest expense decreased by approximately $5,200 from 2013, as a result of paying off the principal balance of a $300,000 subordinated note issued in 2008. Lastly, interest expense due on leases and other miscellaneous payments decreased by approximately $900.

Income tax expense decreased from approximately $250,000 in 2013 to approximately $50,000 in 2014. The decrease resulted from lower income in 2014 than in 2013.

Net income for 2014 was $77,751 as compared to net income of $339,261 for 2013, a decrease of $261,510. This decrease was a result of the following changes from 2013 to 2014:

Net revenue decrease of 2.4%	$(136,557)
Cost of goods sold increase of 1.8%	(70,725)
Gross profit decrease of 11.2%	(207,282)
Selling, general and administrative expenses increase of 17.5%	(221,997)
Interest expense decrease of 19.4%	7,488
Decrease in other income	(39,824)
Income tax expense decrease	200,105
Decrease in profitability	$(261,510)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

In the following discussion all references to 2014 are for the nine months ended September 30, 2014 and all references to 2013 are for the nine months ended September 30, 2013.

Our revenues consist of sales of proprietary products for the retail pet business. Sales for 2014 were $16,175,692, up 4.2%, or approximately $649,000, from 2013 sales of $15,526,715. Most of our sales came from existing customers. New customers accounted for approximately $433,000 or approximately 2.7% of the total.

The Pet Specialty channel (39.9% of total net sales) and the “Food, Drug, Mass Retail” channel (44.7% of total net sales) continued to comprise most of our sales in 2014. The E-Commerce channel was the next largest channel with 9.6% of total net sales. Although sales to customers in the Pet Specialty channel fell by approximately 5% from 2013, it was more than offset by increased sales to customers in the “Food, Drug, Mass Retail” channel, which increased by approximately 8%. Sales also grew in the E-Commerce channel, which grew by approximately 18% from 2013 to 2014.

The E-Commerce channel not only grew significantly in terms of sales but also in terms of margin dollars. For the first nine months of 2014, the overall margin percentage of products sold increased by 1.4% for the E-Commerce channel while it decreased by 2% in both the “Food, Drug, Mass Retail” and the Pet Specialty channels due to increased promotion spends.

The increase in sales mostly came from more sales of our bowls/ feeders and toys/ accessories. Sales of bowls/ feeders were up overall by approximately 5%. This net result came from a 26% increase in sales to “Food, Drug, Mass Retail” customers offset by a 14% reduction in sales to Pet Specialty customers. Sales of toys/ accessories were up overall by 6% from increased sales in the Pet Specialty and Value channels.

Sales of our bowls/feeders and toys/accessories accounted for approximately 39% and 46%, respectively, of total sales in 2014. Products in the waste and odor category as well as dog houses and catnip/tuna consumables comprised the other 15% of sales for 2014.

Our international sales increased by approximately $140,000, or 6.6%, in 2014 from 2013 mainly due to increased sales to customers in the United Kingdom and Saudia Arabia, which were partially offset by decreased sales to customers in Brazil.

Total sales of new products in 2014 that were not sold in 2013 were approximately $363,000. These were mainly comprised of cat and corknip toys.

Cost of goods sold increased by 6.0%, or approximately $648,000, from $10,814,115 in 2013 to $11,462,593 in 2014. This increase was partly due to increased sales. However, our variable unit operating costs also increased from approximately $0.59 per dollar sold to approximately $0.60 per dollar sold and added further to the increased costs. Factors contributing to the increased variable unit operating costs included: bad weather during the first several months of 2014, promotional sales, some higher than planned costs to enter the private label value market, and increased costs of catnip due to last year’s poor crop yield. Steps have been taken to insulate us from further catnip volatility. Our fixed operating costs also increased by approximately $34,000 as a result of higher payroll related items.

The increase in sales combined with the increase in costs resulted in our gross profit on sales remaining fairly constant at $4,713,099 in 2014 with only a slight increase from $4,712,600 in 2013. Gross profit margin decreased slightly from 30.3% in 2013 to 29.1% in 2014 due to the increased operating costs.

Selling, general and administrative expenses in 2014 were $4,126,635, an increase of 15.7%, or $560,141, from $3,566,494 in 2013. The increase resulted from: (i) an increase in sales and marketing expenses of approximately $256,000, mainly due to increased promotional expenses and customer-specific incentives; (ii) an increase in product development costs of approximately $82,000; (iii) an increase in salaries and wages, payroll taxes and employee benefits of approximately $54,000; (iv) an increase in IT expenses of approximately $49,000 from increased consulting expenses (v) an increase in legal expenses of approximately $49,000, mostly from the claim against us by the State of California for alleged violation of their biodegradable waste bag laws; (vi) an increase in professional expenses of approximately $38,000, mostly from a one-time charge for consulting expenses; and (vii) a net increase of all other expenses of approximately $34,000.

Income from operations decreased by $559,642, from $1,146,106 in 2013 to $586,464 in 2014, as a result of the 15.7% increase in selling, general and administrative expenses of $560,141, offset slightly by the 0.01% increase in gross profit of $499.

“Other income” of approximately $78,000 in 2014 was primarily attributable to favorable patent infringement settlements and royalty income. “Other income” for 2013 was $86,658, comprised of approximately $26,000 received from an insurance claim settlement, approximately $17,000 received from a patent infringement settlement related to our Durapet® brand, and $45,875 from a separate patent lawsuit settled in our favor. This income was offset by a $2,000 write off of a fixed asset no longer in use.

Interest expense for 2014 was $97,519, a decrease of $28,459, from $125,978 in 2013. For 2014, we experienced an increase in interest expense for our bank line of credit of approximately $4,100 due to an increase in our average loan balance. Our average balance was $2,637,193 in 2014 and $1,823,676 in 2013. However, our interest rate decreased by approximately 0.90% by changing to a variable interest rate based on LIBOR plus 2.25 percent instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $10,300 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan. For notes payable to subordinated note holders, interest expense decreased by approximately $23,700 from 2013 as a result of paying off the principal balance of a $300,000 subordinated note issued in 2008. Lastly, interest expense due on leases and other miscellaneous payments in 2014 increased by approximately $1,400 from new borrowings in 2013.

As a result of lower taxable income, income tax expense decreased by $204,436 from $411,159 in 2013 to $206,723 in 2014.

Net income for 2014 was $359,935 as compared to net income of $695,627 for 2013, or a decrease in profit of $335,692. This decrease was a result of the following changes from 2013 to 2014:

Net revenue increase of 4.2%	$648,977
Cost of goods sold increase of 6.0%	(648,478)
Gross profit on sales increase of 0.0%	499
Selling, general and administrative expenses increase of 15.7%	(560,141)
Income from operations, decrease	(559,642)
Other income, net decrease	(8,945)
Interest expense decrease of 22.6%	28,459
Income tax expense decrease	204,436
Decrease in profitability	$(335,692)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $425,211 in available funds as of September 30, 2014, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2013, we funded our operating cash requirements primarily through net income. In the first nine months of 2014, we funded our operating cash requirements primarily through the working capital line of credit. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through at least June 30, 2016. We have no material commitments for capital expenditures.

As of September 30, 2014, we had $4,365,707 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	LIBOR plus 2.25%	$3,482,032
Bank term note ($500,000 original balance)	5.45%	208,355
Contributor notes payable	Prime plus 3%	350,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	97,869
Capitalized Leases	11.88% and 9.9%	30,841
Other notes payable	Prime plus 3% & 10%	100,000
Lake County Economic Development Loan Program	5.00%	96,610

The bank line of credit indebtedness of $3,482,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at September 30, 2014 was $3,907,243. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2016. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis, (ii) maintain a tangible net worth of no less than $4,500,000 tested at the end of each quarter, and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of September 30, 2014, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 1.53 and a tangible net worth of $6,575,556.

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

In September 2014, we extended our $5,000,000 credit facility through June 30, 2016. All other terms of the credit facility remain unchanged.

2013 Financing

In April 2013, our bank approved a repayment schedule for all accrued interest and principal related to an outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time as it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment was conditioned on the Company meeting the bank’s revised debt service coverage ratio each quarter. In 2013, the Company repaid all accrued interest of approximately $93,000 and $150,000 of the principal balance of this loan. In the first two quarters of 2014, the Company paid the remaining $150,000 of the principal balance and newly accrued interest.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and is payable over a four year term in equal monthly installments of $527. As of September 30, 2014, the balance of this lease was $14,362.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This loan is payable over a five year term beginning in July 2013 in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company used the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment. As of September 30, 2014, the balance of this loan was $96,610.

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

Financing Prior to 2013

On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011 with a maturity date of October 1, 2016. As of September 30, 2014, the principal balance outstanding was $97,869.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment has allowed us to set up wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2016. As of September 30, 2014, the remaining balance on this capital lease totaled $16,479.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. The notes have a three year term, accrue interest at a variable rate of prime plus 3% (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants were adjusted to 351,395 warrants exercisable at $.498/share in accordance with the warrants anti-dilution provisions.

On December 7, 2012, the Company obtained a new $500,000 loan from our bank. Of these proceeds, $116,983 was used to pay off the remaining balance of the $500,000 term loan obtained on July 16, 2010. This loan is secured by our accounts receivable, inventory, equipment, trademarks and patents. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife provided an unlimited guarantee of the loan and for that guarantee were granted 62,500 warrants exercisable at $.42/share for the right to purchase OurPet’s common stock. Subsequent to their issuance the warrants were adjusted to 62,749 warrants exercisable at $.418/share in accordance with the warrants anti-dilution provisions. As of September 30, 2014, the remaining balance on this loan totaled $208,355. This loan was renegotiated (see 2014 financing), and the personal guarantee was terminated as of April 16, 2014.

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

Change in Cash

Net cash used by operating activities for the nine months ended September 30, 2014 was $968,157. Cash was provided by the net income for the nine months of $359,935, as well as the non-cash charges for depreciation of $430,988, amortization of $58,491, loss on disposal of fixed assets of $12,323, and stock option expense of $9,000. Cash was used by the net change of $1,838,894 in our operating assets and liabilities as follows:

Accounts receivable increase	$(417,090)
Inventories increase	(1,848,425)
Prepaid expenses decrease	33,901
Amortizable Intangible Assets increase	(67,154)
Accounts payable increase	933,303
Accrued expenses decrease	(415,195)
Deferred Tax liability decrease	(58,234)
Net Change	$(1,838,894)

Accrued expenses decreased due to the payment of estimated federal and local taxes and the payment of employee bonuses related to 2013 earnings. Inventories increased due to bringing in product to prepare for the branding and repackaging of our products under our new dual brand strategy. Accounts payable increased as a result of the increase in inventories.

Net cash used for various purchases for the nine months ended September 30, 2014 was $398,816. This cash was used for the acquisition of a new corporate show booth and for tooling costs related to our new EZ Scoop product. Cash provided by financing activities for the nine months ended September 30, 2014 was $1,386,211. It consisted of net increased borrowings on the bank line of credit of $1,649,000 and issuances of common stock of $72,500, offset by principal payments on debt of $335,289.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $818,719. Cash was provided by the net income for the nine months of $695,627, as well as the non-cash charges for depreciation of $433,480, amortization of $37,572, stock option expense of $18,000, warrant expense of $9,000, and loss on disposal of a fixed asset of $2,000. Cash was used by the net change of $376,960 in our operating assets and liabilities.

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

In our Form 10-K for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2014.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, we received a Notice of Impending Legal Action by Law Enforcement on January 23, 2012 from the Office of the District Attorney for the County of Solano, California in connection with alleged violations of California law related to the packaging of our waste management PIK-Up Bags. We responded promptly and cooperated with the District Attorney. However, in the third quarter of 2014 we agreed to settle the matter by paying the State of California $37,500.

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

OURPET’S COMPANY

Dated: November 14, 2014	/s/ Steven Tsengas
Steven Tsengas
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

