Form 10-K
period 2014-12-31
OURPETS CO
filed 2015-03-31
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number: (440) 354-6500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes     ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2014 were $22,770,562. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $6,789,913 as of June 30, 2014. As of March 10, 2015, the registrant had 17,553,007 shares of Common Stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K. Except as otherwise stated, the information in this Form 10-K is as of December 31, 2014.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2014

Forward-Looking Statements

This report on the Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our cash needs and ability to fund our requirements, building of our market presence and ability to succeed as planned and our ability to successfully obtain and protect our patents. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors” for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates,” “plans,” “intends,” “expects,” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Introductory Note

OurPet’s Company, a Colorado corporation, is engaged in developing, manufacturing, and marketing various proprietary products for the retail pet business. As used in this Form 10-K, the terms “OurPet’s,” “Company,” “Registrant,” “we,” “us,” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context otherwise requires.

PART I

Item 1. Business.

Our management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger, no affiliation or other relationship existed between Manticus and us or our shareholders. Operations for the newly merged entity were, and continue to be, conducted in Ohio. Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’ Articles of Incorporation were amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the pet specialty, mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats.

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To Exceed pet and guardian expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats, and domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, and Cosmic Pet™ labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

According to estimates by Packaged Facts, the leading publisher in the United States of market studies on consumer products, “the overall pet products and services market at $71.3 billion in 2013 [was projected to] reach $73.45 billion by the end of 2014.” Pet supplies (OurPet’s segment) was the third largest segment in 2013 with $14.11 billion in revenue. This segment showed an increase of 4.8% from the previous year. According to Packaged Facts “U.S. retail channel sales of pet products (which includes pet food and pet supplies) [were estimated] at $43.8 billion in 2014, up 2.1% over 2013” (U.S. Pet Market Outlook, 2014-2015/ April 2014).

Market factors pointing to a healthier growth rate include: (i) the industry’s success in emphasizing the human-animal bond, which drives sales of premium products; (ii) the strong market presence of upper-income households willing to spend heavily on pet supplies; (iii) the growing population of pets with specialized health needs (approximately 40% of pets are seniors); and (iv) the expansion of the pet specialty channel. The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

There is a sizable market for our products that is continuing to increase. “Packaged Facts: Pet Population & Ownership Trends/November 2014” reports that:

More than half (55%) of American households have a pet of some kind. These include 45 million households with dogs, 30 million with cats and nearly 20 million with other pets such as fish (6.7 million households), birds (4.1 million households) and reptiles (3.7 million households). There are 133 million Americans who have at least one pet in their household. Pet owners make up 57% of the adult population. The 96 million adults with dogs make up the largest segment of the population of pet owners.

We sell our products in the following market segments:

Mass retailers—e.g., Wal-Mart

Pet superstores—e.g., PetsMart, Petco

Regional Pet Chains—e.g., Pet Supplies Plus

Pet catalogues—e.g., Drs. Foster & Smith

Internet—e.g., Amazon.com

Clubs—e.g., Costco

Military Exchange chains—e.g., AAFES

Grocery chains—e.g. Kroger

Pet food manufacturers—e.g. Nestle Purina

Pet distributors—e.g., Bradley Caldwell

International customers—e.g. Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal. As such, written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 250 customers to whom we sell products, with the total number and specific customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10% or more of our sales. For the year ended December 31, 2014, $5,939,689 (26.1%) of our revenue was derived from Wal-Mart.

We currently market products, such as: dog, cat, and bird feeders; dog and cat toys; cat and dog waste management products; catnip products; and natural, nutritional pet supplements and topical products. We conduct our marketing and sales activities through 16 employees and 19 independent sales representatives. Domestic independent sales representatives are paid commissions, which range from 3% to 15% of net sales to customers.

Our marketing strategies include, among others: trade shows; customer visits; social media; telemarketing; direct mail; trade journal advertising; product sampling programs; and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys, and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, the Far East, and Mexico.

Most of our products are proprietary and we have been granted or assigned 82 United States and international patents and have 62 United States and international patents pending for cat and dog toys, dog feeders, and waste management products. We registered trademarks for “The OurPet’s Company” as our corporate identity, and “OurPets” as our pet specialty brand as well as Pet Zone® for Food, Drug and Mass retail channel. To protect our trade names we obtained 59 trademark registrations and applied for 7 trademark registrations, which are still pending.

As of February 26, 2015, we had a total of 56 employees, 48 of which are full time employees. These employees consist of: 5 officers; 15 employees (3 of them part time) in sales and marketing; 2 employees in business & product development; 3 employees in finance and administration; 3 employees in operations; 1 employee in quality assurance; and 27 employees (5 of them part time) in production, warehousing and shipping at our Fairport Harbor, Ohio and Mentor, Ohio facilities. Most of our manufacturing is subcontracted to outside vendors. However, we do perform some light manufacturing at our Mentor, Ohio facility for the production of catnip products. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe we have good relations with our employees.

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

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $491,997 for the year ended December 31, 2014 and $372,781 for the year ended December 31, 2013.

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

We are and will continue to be dependent on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; Konstantine S. Tsengas, Vice President of Operations and Secretary; Scott R. Mendes, Chief Financial Officer; Kathleen Homyock, Vice President of Sales and New Business Development; and Gabriella DeSantis, Vice President of Marketing. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 82 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability. Competitors might successfully challenge the validity, scope, or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Moreover, the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 62 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

Our ability to compete may decline if we are required to enforce or defend our intellectual property rights through costly litigation or administrative proceedings.

On February 16, 2011, we settled litigation filed against us by a competitor that alleged we infringed upon certain patents for self-cleaning litter boxes. If we had not been successful in defending this litigation and settling it, we would not have been able to sell our SmartScoop™ self-scooping cat litter box. In addition, by settling, we avoided potential costs for damages to our competitor and for the write-off of our product development and tooling costs for our product. While we were successful in defending against this litigation, the cost of our defense had a negative impact on our profitability. Overall, proceedings to enforce or defend our intellectual property rights can result in substantial costs, even if the eventual outcomes are favorable to us. These additional costs would divert both funds and other resources from our business objectives. If the outcome of any such proceedings is unfavorable and competitors are able to use our patented products without payment to us, our ability to compete effectively could be harmed.

Many competitors who have greater resources and experience than we do may develop patented products that make ours obsolete.

We face intense competition in our business and many of these competitors have significantly greater financial and human resources than we do. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Our competitors may develop patented products that are superior alternatives to ours, thereby rendering our products obsolete. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

We may be involved in a number of legal proceedings and audits which could adversely affect our business, financial condition and results of operations.

Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, tort and other litigation. In addition, if we fail to comply with applicable employment laws and regulations, particularly wage and hour laws, we could be subject to government enforcement action and employee litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, damaging our reputation, and lowering our sales. Litigation is inherently uncertain and the outcome of any such proceeding would be very difficult to predict. Ultimately, if we become subject to any such legal proceeding and receive an unfavorable outcome, we could be required to take, or refrain from taking, actions that would negatively affect our operations or would require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against such lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from the operation of the business.

The exercise of too many warrants and stock options would dilute the value of the Common Stock and stockholder voting power.

We currently have 17,553,007 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2014, we had outstanding 187,116 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,871,160 shares of Common Stock at conversion rates of $1.00 per share for 63,500 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of December 31, 2014, we had outstanding 1,099,302 warrants to purchase an aggregate of 1,099,302 shares of Common Stock at exercise prices ranging from $0.417 to $0.980 per share and options to purchase an aggregate of 623,208 shares of Common Stock at exercise prices ranging from $0.410 to $1.270 per share. We have reserved an aggregate of 1,319,000 shares of Common Stock for issuance under the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of and liquidity in the market for shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

Resale of our securities is and will continue to be subject to restrictions.

Our securities are subject to Rule 15g-9 under the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers that sell securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of the holders of our securities to sell such securities in the secondary market.

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

The market price of the securities of many emerging companies similar to ours has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, as a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. We have experienced and expect to continue experiencing limited trading volume in our Common Stock, which may have a significant effect on the market price of our common stock. As of March 10, 2015, our directors and officers and their affiliates controlled more than 60.0% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of our common stock.

We may experience impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill and other intangible assets for impairment at least annually, and between annual tests if events or circumstances warrant such a test. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant area of business. For any of the goodwill or intangible assets, if we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations. The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed. If our projected long term sales growth rate, profit margins, or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment. In such instances, we would then have to record a non-cash impairment loss in our statement of operations. See notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Our officers and directors own a controlling interest in our stock and investors have a limited voice in our management.

The Company’s executive officers and directors and their affiliates together control more than 60% of the Company’s voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent, or deter a change in control, and could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

Our actual results of operations could differ from estimates used to prepare our financial statements.

In preparing our financial statements in accordance with generally accepted accounting principles, our management often must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ materially from those estimates, which, in turn, may impact earnings reported for a certain period.

Our operations could give rise to risk in cyber security attacks.

On October 13, 2011, the SEC’s Division of Corporation Finance issued Topic No.2, Cyber security, relating to cyber security risks and cyber incidents. We rely extensively on computer systems to process transactions, maintain information, and manage our business. Disruptions in our computer systems could impact our ability to service our customers and adversely affect our sales and operations.

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

Our credit facilities contain restrictive covenants that may reduce our flexibility and adversely affect our business, earnings, cash flow, liquidity, and financial condition.

The terms of our credit facilities impose significant restrictions on our ability and, in some cases, the ability of our subsidiaries, to take a number of actions that we may otherwise desire to take, including:

•	Requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other business activities;
•	Requiring us to meet certain financial tests, which may affect our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	Limiting our ability to sell assets, make investments in or acquire assets of, or merge or consolidate with, other companies;
•	Limiting our ability to repurchase or redeem our stock or enter into transactions with our shareholders or affiliates; and
•	Limiting our ability to grant liens, incur additional indebtedness or contingent obligations or obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other activities.

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity, and financial condition. Our failure to comply with any of the financial covenants in the credit facilities may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facilities or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease a 64,000 square foot production, warehouse, and office facility in Fairport Harbor, Ohio and a 26,000 square foot production, warehouse, and office facility in Mentor, Ohio from a related entity, Senk Properties LLC (“Senk Properties”). Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Vice President and Secretary, as well as a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company.

We first entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the montly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes. At the end of 2014, we were in the third year of the lease and are currently paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

In 2011, we decided to replace our Hagerstown, Maryland facility, which housed Cosmic Pet operations until its lease expired in July of 2012, with a local facility. This decision led us to enter into a second lease with Senk Properties for the facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes. In 2014, we were in the third year of the lease and paid the monthly rental rate of $9,083. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

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

Item 3. Legal Proceedings.

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California, in connection with our waste management PIK-Up Bags. The notice cited a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable,” “degradable,” or “decomposable” if it does not break down, fragment, biodegrade, or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we were required to cease selling such product in the State of California. The matter remained pending as to any possible financial fines from 2012 through most of 2014. During the third quarter of 2014, we agreed to settle the matter by paying the State of California $37,500.

In addition to the above matter in the normal course of conducting our business, we may become involved in various other litigation matters, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Markets OTCQX under the symbol “OPCO” and has traded under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (source, the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2013	0.85	0.38
June 30, 2013	0.65	0.50
September 30, 2013	0.62	0.51
December 31, 2013	0.98	0.53
March 31, 2014	1.33	0.91
June 30, 2014	1.20	0.91
September 30, 2014	1.04	0.72
December 31, 2014	0.85	0.68

As of March 10, 2015, we had approximately 665 holders of record of our Common Stock.

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

On January 28, 2010, and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70 per common share, subject to adjustment for stock splits, combinations, and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1st of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2014 and 2013, the Company paid $51,919 each year in cash dividends to holders of this Series 2009 Preferred Stock.

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

Overview

OurPet’s develops, designs, produces, and markets a broad line of consumer brands containing innovative, high-quality accessory and consumable pet products. We have primarily adopted a two brand strategy: OurPets® for the Pet Specialty channel and Pet Zone® for the food, drug and mass retail channel. We are continuing with a number of sub-brands or descriptors comprised of our previous brands: Play-N-Squeak® www.playnsqueak.com; SmartScoop® www.smartscoop.com; ecoPure Naturals® www.ecopurenaturals.com; Flappy® Dog Toys www.flappydogtoys.com; Go! Cat Go®! cat toys; Durapet® premium stainless steel bowls; petzonebrand.com ® dog waste management products, wild bird feeders, dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

Consolidated net revenue for 2014 was $22,770,562, an increase of approximately 5.6% in revenue from $21,554,106 in 2013. Sales to distributors, e-commerce customers, national chains, and regional chains comprised over 95% of our revenue in both 2013 and 2014. Except for regional chain customers, all of these customer types experienced growth from 2013 to 2014.

Cost of goods sold increased by a net of $1,084,104, or 7.3%, from $14,875,499 in 2013 to $15,959,603 in 2014. Our variable and fixed warehouse and overhead costs decreased in total by approximately $10,000, or 0.4%, from the comparable twelve months in 2013.

Gross profit dollars increased by approximately $132,000 to $6,810,959 for 2014 from $6,678,607 for the prior year. Gross profit margin decreased 1.1% to 29.9% in 2014 from 31.0% in 2013.

Selling, general and administrative (“S, G & A”) expenses in 2014 were $5,608,934, an increase of 13.1%, or $648,132, from $4,960,802 in 2013.

Interest expense for 2014 was $126,771, a decrease of $33,801, or 21.1%, from $160,572 in 2013. Income tax expense in 2014 decreased to $373,007 from $660,893 in 2013.

As a result of all the changes above, net income decreased by $301,720, from $1,070,995 in 2013 to $769,275 in 2014.

During 2014, we had a net increase of $1,029,000 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of December 31, 2014, and December 31, 2013, we had balances of $2,862,032 and $1,833,032, respectively, under the line of credit with our bank. At December 31, 2014, we were in compliance with all bank financial covenants.

The following summarizes our financing activities in 2014:

•	During the first half of 2014, we repaid the remaining balance of $150,000 on the $300,000 subordinated note issued in 2008 and due on October 31, 2012. This loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio.

•	On April 16, 2014, we renegotiated our financing agreements with FirstMerit Bank, N.A. including our $5,000,000 line of credit and the $500,000 term loan borrowed on December 7, 2012. As part of the agreements, the interest rate on these borrowings changed to a monthly variable 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points.

•	In September 2014, we extended our $5,000,000 credit facility through June 30, 2016.

•	In December 2014, we repaid the $75,000 owed to Beachcraft L.P. and $25,000 owed to Over the Hill Ltd. plus all accrued interest.

Our short-term and long-term liquidity will continue to depend on our ability to achieve positive cash-flow on our operations and to increase sales of our products. In 2014, we funded our operating cash requirements primarily with our working capital line of credit. In 2015, we will likely rely both on our working capital line of credit and also on income from operations. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2015.

 Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers. The principal use of such cash is for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had approximately $942,181 in available funds at December 31, 2014, based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2014, we had $3,583,444 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Libor plus 2.25%	$2,862,032
Lake County Economic Development Loan	5.0%	90,716
Bank term note ($500,000 original balance)	Libor plus 2.25%	166,688
Ohio 166 note ($225,000 original balance)	3.25%	86,445
Contributor notes payable	Prime plus 3%	350,000
Capitalized leases	11.88% and 9.9%	27,563

The bank line of credit indebtedness is $2,862,032, which is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at December 31, 2014 was $3,804,213. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Prior to the quarter ending June 30, 2011, the line of credit had always been a one year agreement and therefore classified as a current liability. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2016. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.15; (ii) maintain a tangible net worth of no less than $4,500,000; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our Preferred Stock (subject to meeting the debt service coverage ratio).

The line items in the previous table are explained below in further detail.

2014 Financing

In January 2014, we repaid $75,000 of the remaining $150,000 owed on the outstanding subordinated note issued in 2008 (see 2013 Financing below). In April of 2014, we repaid the final $75,000 on this loan.

On April 16, 2014, the Company renegotiated its financing agreements with FirstMerit Bank, N.A. including its $5,000,000 line of credit and its $500,000 term loan borrowed on December 7, 2012. As part of the agreements, the following were agreed to:

•	The Company’s limit on capital expenditures increased from $500,000 to $750,000. Further, the Company is limited from incurring a liability for rentals of property in an amount which, together with capital expenditures, would exceed $750,000.

•	The interest rate on those borrowings changed to a monthly variable 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points.

•	The personal guarantees of Dr. Steven Tsengas, CEO, and his wife, Evangelia Tsengas,were terminated.

•	Scheduled payments on the Company’s subordinated debt were approved, including the pay down for Over the Hill Limited in the amount of $25,000 and Beachcraft Limited Partnership in the amount of $75,000, as long as the Company complies with its financial ratio covenants.

•	The $500,000 term loan, which had an outstanding balance of $277,778 on April 16, 2014, was renegotiated to be paid as follows: 19 monthly consecutive interest payments using a 30 day LIBOR rate (fixed for the next month at 2 days prior to each month end) plus 2.25 percentage points starting May 15, 2014; 19 monthly consecutive principal payments of $13,889 starting May 15, 2014; and one final interest payment of the same variable rate and principal payment of $13,909 on December 7, 2015.

In September 2014, we extended our $5,000,000 credit facility through June 30, 2016. All other terms of the credit facility were unchanged. The credit facility is collateralized by a security interest in the cash, accounts receivable, inventory and all other property and assets of OurPet’s and its subsidiaries.

In December 2014, we repaid the $75,000 owed to Beachcraft L.P. and $25,000 owed to Over the Hill Ltd. plus all accrued interest. The funds from these loans were used to finance our equipment and working capital requirements.

2013 Financing

In April 2013, our bank approved a repayment schedule for all accrued interest and principal related to the outstanding $300,000 subordinated note, issued in 2008 and due to be paid in full on October 31, 2012. As explained in our Annual Report on Form 10-K filed with the SEC on March 29, 2013, this loan (including accrued interest) was not paid when due since at that time it would have put the Company in further violation of the bank’s debt service coverage ratio. Effective November 1, 2012, per the terms of this note, the interest rate increased to prime plus 500 basis points (8.25%). The repayment was conditioned on the Company meeting the bank’s revised debt service coverage ratio each quarter. In 2013, the Company repaid all accrued interest (approximately $93,000) and $150,000 of the outstanding principal. The Company repaid the remaining $150,000 of the outstanding principal and all newly accrued interest in 2014.

Also in April 2013, the Company entered into a capital lease for the purchase of a truck for transporting products between our Fairport Harbor and Mentor facilities in Ohio. The principal amount of the lease is $20,816 and is payable over a four year term in equal monthly installments of $527. As of December 31, 2014, the balance of this lease was $13,126.

In June 2013, the Company received $125,000 in funds as part of the Lake County Economic Development Loan Program. This loan is payable over a five year term beginning in July 2013, in equal monthly installments of $2,359, which includes interest accruing at a fixed rate of 5.0%. The Company used the funds towards the purchase of certain information technology equipment, packaging equipment, and tooling for new products. The loan is secured by this equipment. As of December 31, 2014, the balance of this loan was $90,716.

In November 2013, the Company extended its $5,000,000 credit facility through June 30, 2015. Steven Tsengas, OurPet’s Chairman of the Board and Chief Executive Officer, and his wife, Evangelia Tsengas, personally guaranteed the repayment of the credit facility. In consideration for their continued guarantees through June 30, 2015, they were granted 125,000 warrants at an exercise price of $.55 per share for the right to purchase OurPet’s common stock. The warrants vested immediately and have a five year term. The warrants have since been adjusted to 125,958 warrants exercisable at $.546 per share in accordance with the warrants anti-dilution provisions. The personal guarantee was terminated as of April 16, 2014, as part of our amended business loan agreement with our bank.

Financing Prior to 2013

 On September 30, 2011, the Company incurred $225,000 of long term debt payable to the State of Ohio under its 166 Program. The funds were used to purchase new tooling for our raised feeder product line. The loan is payable in equal monthly installments of $4,043 over a five year term at a fixed interest rate of 3.00% plus an additional .25% servicing fee. Payments began on November 1, 2011, with a maturity date of October 1, 2016. On December 31, 2014, the principal balance outstanding was $86,445.

On June 11, 2012, the Company entered into a capital lease for equipment purchased in connection with our total warehouse logistics initiatives. This equipment has allowed us to set up wireless connectivity throughout our Fairport Harbor facility. The capital lease is payable in 48 monthly payments of $838 per month from July 2012 through June 2016. As of December 31, 2014, the remaining balance on this capital lease totaled $14,437.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants have been adjusted to 352,669 warrants exercisable at $.496 per share in accordance with the warrants anti-dilution provisions.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2013, we funded our operating cash requirements primarily by net income. In 2014, we funded our operating cash requirements primarily with our working capital line of credit. In 2015, we should be able to fund our operating cash requirements with both net income and the working capital line of credit, if needed. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2015. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2014, is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short and Long Term Debt	$3,555,881	$587,574	$2,954,358	$13,949	$-0-
Capital Lease Obligations	27,563	14,058	13,505	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities	-0-	-0-	-0-	-0-	-0-
Operating Leases	4,591,868	530,165	1,104,919	1,134,328	1,822,456
Total Contractual Cash Obligations	$8,175,312	$1,131,797	$4,072,782	$1,148,277	$1,822,456

Net cash provided by operating activities for the year ended December 31, 2014 was $70,480. Cash was provided by the net operating income for the year of $769,275, as well as the non-cash charges for depreciation of $571,587, amortization of $79,353, stock option expense of $33,809, and loss on fixed assets written off of $52,633. Cash was decreased by $1,436,177 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(305,309)
Inventories increase	(1,017,391)
Prepaid expenses increase	(81,325)
Amortizable Intangible Assets increase	(92,566)
Accounts payable increase	320,057
Accrued expenses decrease	(295,519)
Deferred Tax liability increase	35,876
Net change	$(1,436,177)

Accounts receivable increased by approximately $305,000 due to the increase in sales of approximately $1,200,000 from 2013 to 2014. Inventories increased by approximately $1,000,000 due to bringing in product to prepare for our new dual brand strategy. Prepaid expenses increased by approximiately $81,000 due to increased prepayments for shows, income taxes, and inventory. Amortizable intangible assets increased by approximately 93,000 due to obtaining more patents, which cost approximately $66,000, and incurring approximately $27,000 to improve our websites. Accounts payable increased by approximately $320,000 primarily due to the increase in inventories. Accrued expenses decreased by approximately $296,000 primarily due to decreases in accrued profit sharing/bonus and accrued taxes payable from having less income in 2014 than 2013.

Net cash used in investing activities for the year ended December 31, 2014 was $502,559. The funds were used primarily for the acquisition of tooling and molds for our new “EZ Scoop” product and a new corporate booth for shows.

Net cash provided by financing activities in 2014 was $566,552. Net borrowings on the bank line of credit amounted to $1,029,000. Issuances of Common Stock provided approximately $87,000 in cash. Approximately $498,000 was used to pay down term loan principal and capital leases. The cash dividend paid on Preferred Stock accounted for approximately $52,000.

Net cash provided by operating activities for the year ended December 31, 2013 was $997,839. Cash was provided by the net operating income for year of $1,070,995, as well as the non-cash charges for depreciation of $571,682, amortization of $52,921, stock option expense of $8,946, warrant expense of $10,553, and loss on fixed assets written off of $19,221. Cash was decreased by $736,479 due to changes in our operating assets and liabilities.

Accounts receivable increased by approximately $270,000 due to the increase in sales of approximately $1,400,000 from 2012 to 2013. Inventories increased by approximately $212,000 due to the increase in sales and increased demand for product. Prepaid expenses increased by approximately $210,000 due mostly to increased consulting and market research expenses. Accounts payable decreased by approximately $441,000 primarily due to the additional cash provided by higher sales and increased gross margin dollars. Accrued expenses increased by approximately $377,000 primarily due to increases in accrued profit sharing and bonuses, accrued taxes payable, accrued rent expenses, and accrued warranty expenses.

Net cash used in investing activities for the year ended December 31, 2013 was $485,578. The funds were used primarily for the acquisition of tooling and molds for our new “simply scoop” product and our new “on demand selective feeder” product. Funds were also used for IT equipment to assist with wireless scanning capabilities.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

In the following discussion all references to 2014 are for the year ended December 31, 2014 and all references to 2013 are for the year ended December 31, 2013.

Sales increased by approximately $1,216,000, or 5.6%, to $22,770,562 in 2014 from $21,554,106 in 2013. Both price and volume increases accounted for this growth. Sales to distributors, e-commerce customers, national chains, and regional chains comprised over 95% of our revenue in both 2013 and 2014. Except for regional chain customers, all of these customer types experienced growth from 2013 to 2014. The largest revenue dollar growth came from sales to national chain customers, which increased by approximately $694,000 from 2013 to 2014, followed by sales to distirbutors, which grew by approximately $583,000 during the same time period.

We continue to focus on three main channels: “grocery, drug, mass,” “pet specialty,” and E-Commerce. We are in the process of converting our brands to deliver products that are specifically marketed to these separate but equally important channels. The Pet Zone brand will be used in the “grocery, drug, mass retail” channel while the OurPets brand will be used in the “pet specialty” channel. Both brands will be used in the E-Commerce channel. In 2014, sales increased in the “grocery, drug, mass retail” channel by 8.4% and in the E-Commerce channel by 18.5%. Sales decreased slightly in the “pet specialty” channel by 1.2%.

In 2014, toys/accessories with 48.1% of net sales and bowls/feeders with 36.8% of net sales, continued to be our two largest product categories. Both of these categories experienced growth from 2013 to 2014. The toys/accessories category grew by approximately $525,000, or 4.9%, from 2013 to 2014. The bowls/feeders category grew by approximately $666,000, or 8.4%, from 2013 to 2014.

Consolidated sales to foreign customers were $2,923,548, an increase of approximately $158,000, or 5.7%, from foreign sales of $2,765,101 in 2013. This increase was mainly due to increased sales to customers in the United Kingdom and Saudia Arabia, which were offset by a decrease in sales to customers in Canada and Brazil. Customers in Canada continue to comprise a majority of our international sales with approximately 52% of all international sales in 2014.

 Sales to all customers for new products in 2014 that were not sold in 2013 were approximately $641,000, or about 2.8% of our total sales. We expect to expand our product pipeline in 2015 with the launch of several Pet Zone® cat toy products designed to address the health and well-being of pets. These new toys include:

•	The Pounce House Cat Tunnel;
•	the Romp-A-Round Floor Toy;
•	The KittyKicker; and
•	Pet Zone Catnip Crinkle Disks.

In addition, we will be launching many new, trend setting, patent pending cat and dog products. These products include:

•	The Catty Whack, an electronic interactive hide-n-seek action game with random movement and real mouse sound;
•	The Ball of Feathery Fury, incorporating real bird sound and movement;
•	An expanded line of Corknip cat products that incorporate catnip scent, real mouse sound and stimulating light;
•	The attractive Tilt-A-Bowl line of quality stainless steel bowls with patented rubber molded-on, non-slip technology; and
•	The fashionable Barking Bistro Adjustable Dog Feeder.

In addition to introducing new products, we plan to accelerate our overall sales and profitability by making strategic acquisitions in our key product categories — cat/dog toys and accessories, feeding/storage products, and waste/odor management products.  Our focus is on products that can directly benefit from increased penetration in our sales channels and are financially accretive to our earnings.

Cost of goods sold increased by 7.3%, or a net of $1,084,104, to $15,959,603 in 2014 from $14,875,499 in 2013. This increase was comprised of approximately $1,040,000 in increased inventory costs and an increase of approximately $44,000 in other operating expenses. Approximately $656,000, or 63%, of the increase in inventory costs was expected due to the increased sales. The other approximately $384,000, or 37%, resulted from unfavorable dollar and mix variances. We are currently addressing these unfavorable variances by working on price increases along with altering our product mixes offered to customers. The other items which had a net increase of approximately $44,000 included: a decrease of approximately $57,000 related to lower warranty expenses; an increase of approximately $45,000 in payroll related expenses; an increase of approximately $47,000 for the write off of obsolete inventory; and a net increase of $9,000 for a variety of other operating expenses.

The increased sales combined with the increased costs resulted in a small increase in gross profit dollars of 2.0%, or $132,352, from 2013 to 2014. Gross profit margin decreased by 1.1% to 29.9% in 2014 from 31.0% in 2013.

Our variable and fixed warehouse and overhead costs decreased in total by approximately $10,000, or 0.4%, from the comparable twelve months in 2013 due mostly to decreased warranty and depreciation expenses.

S, G & A expenses in 2014 were $5,608,934, an increase of 13.1%, or $648,132, from $4,960,802 in 2013. This increase was the net result of: (i) an increase in sales and marketing expenses of approximately $341,000, mainly due to increased promotions and cutomer specific incentives; (ii) an increase in business and product development expenses of approximately $90,000; (iii) an increase in professional expenses of approximately $69,000, mostly from increased consulting expenses, (iv) an increase in IT expenses of approximately $54,000, mostly from increased consulting expenses; and (v) an increase in salaries and wages, payroll taxes, and employee benefits of approximately $34,000. The remaining approximately $60,000 variance is comprised of numerous other S, G & A line items, none of which individually is significant.

 Our “income from operations” decreased by approximately $516,000, from $1,717,805 in 2013 to $1,202,025 in 2014. This decrease was the result of S, G & A expenses increasing by $648,132, offset partially by our gross profit on sales increasing by $132,352.

Other income for 2014 was $67,028, compared to other income of $174,655 in 2013. The income in 2014 was primarily from patent litigation settlements, offset by legal fines paid to the state of California for settlement of an ongoing legal issue. The income in 2013 was primarily from patent litigation and insurance claim settlements.

Interest expense for 2014 was $126,771, a decrease of $33,801, or 21.1%, from $160,572 in 2013. This change was due to a combination of factors. Interest expense for our bank line of credit increased by approximately $7,400, resulting from an increase in our average balance to $2,726,587 in 2014 from $1,766,833 in 2013. However, our interest rate decreased by approximately 1.0% by changing to a variable interest rate based on LIBOR plus 2.25% instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $14,000 from 2013 to 2014 due to a reduction in the outstanding principal balance of this loan plus a reduction in the interest rate. For notes payable to subordinated note holders, interest expense decreased by approximately $27,200 from 2013 as a result of paying off the remaining principal balance of the $300,000 subordinated note issued in 2008.

Income tax expense in 2014 decreased to $373,007 from $660,893 in 2013. The $287,886 reduction was due to (i) a decrease in the estimate for federal income tax expense due of approximately $166,000, (ii) a decrease in the estimate of local income tax expense due of approximately $14,000, and (iii) a change in the deferred tax accounts of approximately $108,000.

The Company’s deferred tax assets of $93,838 were completely utilized in 2013. This was the result of the Company using its remaining tax loss carry forwards which were approximately $373,000 at December 31, 2012. Increases of Section 179 property deductions resulted in the Company recognizing an increase in deferred tax liabilities of approximately $49,000 as of December 31, 2013, and another approximately $36,000 at December 31, 2014.

Net income decreased by $302,000, from $1,070,995 in 2013 to $769,275 in 2014. This decrease was as a result of the following changes from 2013 to 2014:

Net revenue increase of 5.6%	$1,216,456
Cost of goods sold increase of 7.3%	(1,084,104)
Gross profit increase of 2.0%	132,352
Selling, general, and administrative expenses increase of 13.1%	(648,132)
Other expense/income decrease	(107,627)
Interest expense decrease of 21.1%	33,801
Income tax expense decrease	287,886
Decrease in profitability	$(301,720)

Critical Accounting Policies/Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Summary of Significant Accounting Policies footnote to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Inventories and inventory reserves. Inventories are stated at the lower of cost or net realizable value. We estimate net realizable value based on intended use, current market value, and inventory aging analyses. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Intangible Assets. We adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

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

Revenue Recognition. With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat® , Smarter Toys®, and Clipnosis® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2014 and 2013, and for the years then ended, together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our President and Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2014.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be held on May 27, 2015 (the “ Proxy Statement for the 2015 Annual Meeting”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2015 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Shareholders” of our Proxy Statement for the 2015 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions, and Board of Directors—Director Independence” of our Proxy Statement for the 2015 Annual Meeting.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Accountant Firm Fees” contained in our Proxy Statement for the 2015 Annual Meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 29-48).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.5	1999 Stock Option Plan.(1)

10.6	Standard Option Agreement.(1)

10.7	Standard Common Stock Purchase Warrant.(1)

10.8	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.10	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.12	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.17	PetsMart 2001 Vendor Purchasing Terms.(1)

10.18	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.19	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.20	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.21	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.22	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.23	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.24	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.25	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.26	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.27	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.28	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.29	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.30	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.31	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.32	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.33	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.34	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.35	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.36	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.37	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.38	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.39	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.40	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.41	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.42	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.43	2008 Stock Option Plan(14)

10.44	First Amendment to the 2008 Stock Option Plan(15)

10.45	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.46	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.47	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.48	Form of Warrant.(17)

10.49	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.50	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.51	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.52	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.53	Form of Warrant.(20)

10.54	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.55	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.56	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.57	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.58	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.59	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.60	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.61	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.62	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.63	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.64	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.65	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.66	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.67	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.68	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.69	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.70	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.71	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.72	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.73	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.74	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.75	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.76	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.77	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

10.78	Employment Agreement dated May 31, 2013 between Scott R. Mendes and OurPet’s Company. (31)

10.79	Employment Agreement dated May 31, 2013, 2013 between Konstantine S. Tsengas and OurPet’s Company. (31)

10.80	Loan Agreement, dated June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.81	Cognovit Promissory Note, dated June 20, 2013, executed by OurPet’s Company in favor of the Board of Lake County Commissioners. (32)

10.82	Security Agreement, dated December June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.83	Amendment to Note, dated November 12, 2013, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (33)

10.84	Business Loan Agreement (Asset Based), dated April 16, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(34)

10.85	Promissory Note in the principal amount of $5,000,000, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.86	Promissory Note in the principal amount of $277,777.92, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.87	Amended Promissory Note, dated September 4, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (35)

11	Statement of computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

(31)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 3, 2013.

(32)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2013.

(33)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on November 18, 2013.

(34)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on April 17, 2014.

(35)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 8, 2014.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, Chief Executive Officer and	March 31, 2015
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	March 31, 2015
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	March 31, 2015
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	March 31, 2015
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	March 31, 2015
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	March 31, 2015
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2014

and

DECEMBER 31, 2013

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries (the “Company”), a Colorado corporation, as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. OurPet’s Company and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ NMS, Inc.
Certified Public Accountants

Mentor, Ohio

March 28, 2015

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$192,448	$57,975
Accounts receivable - trade, less allowance for doubtful accounts of $39,539 and $28,014	3,116,448	2,811,139
Inventories net of reserve	6,894,115	5,876,724
Prepaid expenses	478,593	397,268
Total current assets	10,681,604	9,143,106

PROPERTY AND EQUIPMENT
Computers and office equipment	883,163	717,383
Warehouse equipment	567,816	553,148
Leasehold improvements	276,952	263,731
Tooling	3,885,401	4,059,740
Construction in progress	157,031	349,164
Total	5,770,363	5,943,166
Less accumulated depreciation	4,000,815	4,051,957
Net property and equipment	1,769,548	1,891,209

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $417,349 and $337,996	384,063	370,850
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	930,577	917,364

Total assets	$13,381,729	$11,951,679

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2014	2013

LIABILITIES

CURRENT LIABILITIES
Notes payable	$-	$100,000
Current maturities of long-term debt	601,632	397,575
Accounts payable - trade	1,489,982	1,169,925
Income taxes payable	-	161,637
Other accrued expenses	565,491	699,373
Total current liabilities	2,657,105	2,528,510

LONG-TERM LIABILITIES
Long-term debt - less current portion above	119,780	721,389
Revolving Line of Credit	2,862,032	1,833,032
Deferred Income Taxes	281,651	245,775
Total long term liabilities	3,263,463	2,800,196

Total liabilities	5,920,568	5,328,706

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,553,007 and 16,657,660 shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively	5,031,766	4,901,563

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2014 and December 31, 2013	865,312	865,312

PAID-IN CAPITAL	53,307	19,498

ACCUMULATED EARNINGS	930,926	256,750
Total stockholders' equity	7,461,161	6,622,973

Total liabilities and stockholders' equity	$13,381,729	$11,951,679

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2014	2013

Net revenue	$22,770,562	$21,554,106

Cost of goods sold	15,959,603	14,875,499

Gross profit on sales	6,810,959	6,678,607

Selling, general and administrative expenses	5,608,934	4,960,802

Income from operations	1,202,025	1,717,805

Other (income) and expense, net	(67,028)	(174,655)
Interest expense	126,771	160,572

Income before income taxes	1,142,282	1,731,888

Income tax expense	373,007	660,893

Net income	$769,275	$1,070,995

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.04	$0.06

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,046,577	16,149,942

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,159,204	18,256,177

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2012	66,000	$602,679	123,616	$865,312	15,883,560	$4,583,232	$-	$(704,905)	$5,346,318

Cash Dividend paid on Preferred Stock	-	-	-	-	-	-		(51,920)	(51,920)
Common Stock issued upon exercise of stock options	-	-	-	-	307,911	148,500		-	148,500
Common Stock issued upon exercise of Warrants					375,189	89,582			89,582
Stock-Based compensation expense							19,498		19,498
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	66,000	57,420		(57,420)	-
Conversion of Preferred shares to common stock	(2,500)	$(22,829)			25,000	22,829			-
Net income	-	-	-	-	-	-	-	1,070,995	1,070,995

Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

Common Stock issued upon exercise of stock options and warrants	-	-	-	-	831,847	87,023	-	-	87,023
Net income	-	-	-	-	-	-	-	769,275	769,275
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	43,180		(43,180)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-		(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	33,809	-	33,809

Balance at December 31, 2014 (unaudited)	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

The accompanying notes are an integral part of these consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$769,275	$1,070,995
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	52,633	19,222
Depreciation expense	571,587	571,682
Amortization expense	79,353	52,921
Stock option expense	33,809	8,945
Warrant expense	-	10,553
(Increase) decrease in assets:
Accounts receivable - trade	(305,309)	(270,499)
Inventories	(1,017,391)	(211,684)
Prepaid expenses	(81,325)	(206,301)
Deferred Tax Asset less Valuation Allowance	-	93,838
Amortizable Intangible Asset Additions	(92,566)	(127,293)
Deposits and other assets	-	-
Increase (decrease) in liabilities:
Accounts payable - trade	320,057	(440,827)
Accrued expenses	(295,519)	376,947
Deferred tax liabilities	35,876	49,340
Net cash provided by operating activities	70,480	997,839

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(502,559)	(485,578)
Net cash used in investing activities	(502,559)	(485,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(497,552)	(381,533)
Principal borrowings of long-term debt	-	145,816
Net borrowing (payment) on bank line of credit	1,029,000	(426,000)
Issuances of Common Stock	87,023	238,082
Dividends paid on Preferred Stock	(51,919)	(51,920)
Net cash provided by (used in) financing activities	566,552	(475,555)
Net increase (decrease) in cash	134,473	36,706

CASH AT BEGINNING OF PERIOD	57,975	21,269
CASH AT END OF PERIOD	$192,448	$57,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$144,112	$197,254
Income taxes paid	$520,909	$340,000

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$539,128	$110,585
Common Stock issued in payment of Preferred Stock Dividend	$43,180	$57,420
Equipment Obtained Through Capital Lease		$20,816
Conversion of preferred shares into Common Stock		$22,829

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

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2014 and 2013 in the amount of $39,539 and $28,014, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. In 2013, the Company purchased a credit risk insurance policy that covers most of its International customers.

Inventory - Inventories are carried at the lower of cost or estimated net realizable value. Costs for finished goods, components, packaging, and work in process are determined under the first-in, first-out method.

Inventories at December 31, 2014 and December 31, 2013 consist of:

	2014	2013
Finished goods	$5,590,995	$4,593,715
Components, packaging and work in process	1,462,196	1,417,998
Inventory reserve	(159,076)	(134,989)
Total	$6,894,115	$5,876,724

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2014 and 2013 are shown below:

	2014	2013
Beginning Balance	$134,989	$103,585
Increases to Reserve	192,097	145,351
Write Offs against Reserve	(168,010)	(113,947)
Ending Balance	$159,076	$134,989

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

Computers and office equipment	3 to 7 years
Leasehold improvements	8 to 39 years
Tooling	3 to 7 years
Warehouse equipment	3 to 7 years

Total depreciation expenses for the years ended December 31, 2014 and December 31, 2013 were $571,587 and $571,682, respectively. All property and equipment is pledged as collateral for bank loans.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment annually. For the years ended December 31, 2014 and December 31, 2013, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $66,016 for the year ended December 31, 2014 and $40,866 for the year ended December 31, 2013 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2014, costs were also incurred for the development of our website in the amount of $26,550. In 2013, costs were incurred for the development of our website in the amount of $51,050 and for the development of our brands and logos in the amount of $35,377. These costs are being amortized over 5 years on a straight line basis. In 2002, 2006, and 2012 the Company purchased domain names for its websites for $16,328, which are not subject to amortization.

Revenue Recognition and Major Customers – With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat® , Smarter Toys®, and Clipnosis® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2014, 26.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $5,939,689.

For the year ended December 31, 2013, 24.0% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $5,181,565.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Research and Development Costs – Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2014 and December 31, 2013 were $491,997 and $372,781, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2014 and December 31, 2013 were $111,289 and $50,951, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards require the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2014 and 2013 as a result of stock options was $33,809 and $8,946, respectively.

Net Income Per Common Share – Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2014, common shares that are or could be potentially dilutive include 623,208 stock options at exercise prices from $0.41 to $1.27 per share, 1,099,302 warrants to purchase Common Stock at exercise prices from $0.417 to $0.980 per share, 635,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70 per share.

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

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying values of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short term borrowings, and certain other assets and liabilities. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2014 and 2013, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2011 and forward. The Company’s major taxing jurisdiction is the United States as well as various state and local jurisdictions. The Internal Revenue Service is not currently examining any of the Company’s U.S. income tax returns for which the statute has yet to expire.

Product Warranties – The Company warrants certain of its higher priced products against material defects for a specific period of time, generally one to two years. The Company provides for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of the sale of the total costs that the Company expects to incur to repair and/or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on current information on repair/replacement costs. The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return.

Prepaid Expenses – As of December 31, 2014 and 2013, prepaid expenses consisted primarily of marketing expenses, including expenses for shows, redesign of our catalogs, and display units; prepayments for IT (Information Technology) subscription related services; and consulting fees related to our Cosmic line of products.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events -

The Company has performed an evaluation of subsequent events and noted the following:

In February 2015, the Company issued a nonbinding letter of intent (the “LOI”) with Molor Products Company (“Molor”) regarding the purchase of certain assets owned by Molor that complement the Company’s product lines.

Recently Issued Accounting Pronouncements –

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt –

	December 31,
	2014	2013

Revolving note payable - Bank, under line of credit facility of up to $5,000,000 with interest at LIBOR plus 2.25%. The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$2,862,032	$1,833,032

Note payable – Bank, loan of $500,000 with interest at LIBOR plus 2.25%, This note was renegotiated in 2014 for the balance to be paid in 19 monthly consecutive principal payments of $13,889 starting May 15, 2014 and one final principal payment of $13,909 on December 7, 2015. This note is secured by all inventory, chattel paper, accounts, equipment, and general intangibles.	166,688	333,334

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling.	86,445	131,634

Note payable – former director and shareholder, due on December 1, 2014. Interest at prime plus 3% (6.25% at December 31, 2013) payable quarterly. This note was subordinated to the bank loans and was paid off in December of 2014.	0	75,000

Note payable – shareholder and investor, due on November 30, 2014. Interest was payable quarterly at 10%. This note was subordinated to the bank loans and was paid off in December of 2014.	0	25,000

Note payable – investor due October 31, 2012. Interest calculated quarterly at prime plus 2% through October 31, 2012 and prime plus 5% thereafter (8.25% at December 31, 2014). This note was subordinated to the bank loans and paid in full in April of 2014.	0	150,000

Notes payable – directors, shareholders and investors due November 8, 2015. Interest calculated monthly at prime plus 3% (6.25% at December 31, 2014). These notes are subordinated to the bank loans.	350,000	350,000

Capitalized Lease – due in monthly payments of $838 including interest of 11.88% through June 2016. Lease is secured by equipment.	14,437	22,252

Note Payable- Lake County Economic Development Loan Program – due in 60 monthly principal and interest installments of $2,359 including interest at a fixed rate of 5% beginning July 2013. Loan is secured by IT equipment and tooling.	90,716	113,856

Capitalized Lease – due May 2017 in 48 monthly payments of $527 including interest of 9.9%. Lease is secured by the truck which was financed by this lease.	13,126	17,888

Total Notes Payable and Long Term Debt	3,583,444	3,051,996
Less Current Portion of Long-Term Debt	(601,632)	(497,575)
Long-term debt	$2,981,812	$2,554,421

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2015	$601,632
2016	2,938,922
2017	28,941
2018	13,949
2019	0
$3,583,444

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $750,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 and an adjusted tangible net worth of at least $4,500,000.

At December 31, 2014, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 1.41 versus the required 1.15. Our tangible net worth calculated at $6,878,465 versus the required $4,500,000. We were also in compliance of the bank’s $750,000 maximum capital expenditure covenant as our capital expenditures were approximately $503,000.

At December 31, 2013, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.65 versus the required 1.15. Our tangible net worth calculated at $6,307,284 versus the required $4,500,000. We were also in compliance of the bank’s $500,000 maximum capital expenditure covenant as our capital expenditures were approximately $486,000.

In July and August of 2000, the Company borrowed a total of $275,000 from an officer, directors, and stockholders for working capital purposes at an annual interest rate of 10%. Three of the notes totaling $100,000 were repaid in 2001 and 2003 by $31,250 in cash and conversion into 172,526 shares of Common Stock. Another of the notes for $150,000 was reduced to $75,000 as a result of a $75,000 cash payment made on December 30, 2003. On February 1, 2004 the reduced note of $75,000 was extended at an interest rate of prime plus 3% payable quarterly. In addition, the lender received 57,204 warrants for the purchase of Common Stock at $0.295 per share as adjusted for the Common Stock issued in payment of the Preferred Stock dividends in 2006, 2005 and 2004. These warrants were exercised in 2007. This note was repaid in December of 2014.

In February, June, July, August, October and November of 2008, the Company entered into contribution agreements with ten contributors pursuant to which each contributor loaned certain funds to the Company totaling $1,367,500. These funds were used for expenses related to litigation on certain of our SmartScoop™ products. In consideration for these loans the Company (a) executed promissory notes for $600,000 due and paid/retired in 2010, $467,500 due and paid/retired in 2011, and $300,000 due on October 31, 2012 with $150,000 paid in 2013 and the other $150,000 paid in 2014, all with interest calculated quarterly at prime plus 2%, (b) issued warrants for the purchase of 833,750 shares of the Company’s Common Stock at exercise prices from $0.370 to $0.825 per share and (c) entered into piggyback registration agreements with the contributors. Subsequent to their issuance the warrants were adjusted to 850,184 warrants exercisable at $0.363 to $0.801 per share in accordance with the warrant anti-dilution provisions. In 2013, 306,332 of the warrants expired and 543,852 of the warrants were exercised.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

	As of December 31, 2014		As of December 31, 2013
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$688,435	$377,395	$622,419	$329,573
Website Development Costs	$77,600	$26,611	$51,050	$2,156
Brands and Logos	$35,377	$13,343	$35,377	$6,267
Unamortized intangible assets:
Domain names	$16,328	N/A	$16,328	N/A
Cosmic Pet assets	$461,000	N/A	$461,000	N/A
Goodwill-PetZone	$67,511	N/A	$67,511	N/A

Amortization expense for year ended 12/31	$79,353		$52,921

Estimated amortization expense:
For year ending 12/31/15	$77,531
For year ending 12/31/16	$71,107
For year ending 12/31/17	$76,519
For year ending 12/31/18	$76,204
For year ending 12/31/19	$72,034

Related Party Transactions-

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, Senk Properties, LLC, at a current monthly rental of $29,013 plus real estate taxes and insurance. The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. The monthly rental was $26,667 for the first two years, $28,417 for the next three years and $30,167 from June 1, 2012 through August 31, 2012 of the sixth year. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule was set at $27,250 per month for the first two years, then $29,013 per month for the next two years, then $30,827 for the next three years, then $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

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

Total lease expenses for the years ended December 31, 2014 and the year ended December 31, 2013 were $623,575 and $591,693, respectively. Related party lease expenses for the same periods were $545,347 in 2014 and $565,944 in 2013.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been invoiced $781,061 by NSDA of which $460,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $270,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2014, the fee accrued to date was $7,430.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants were adjusted to 352,670 warrants exercisable at $.4962/share in accordance with the warrants anti-dilution provisions.

Concentration of Credit Risk-

Bank balances as of December 31, 2014, consist of $339,750 in depository institutions. FDIC insurance is limited to $250,000 at each institution. The uninsured balance as of December 31, 2014 was $89,750.

At December 31, 2014, 46% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $442,419, $412,740, $254,965, $163,333, and $151,668 which represents 14.2%, 13.2%, 8.1%, 5.2%, and 4.9% of total accounts receivable, respectively.

At December 31, 2013, 41% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $569,843, $180,637, $160,888, and $117,482, and $116,274 which represents 20.3%, 6.5%, 5.7%, 4.2%, and 4.2% of total accounts receivable, respectively.

Capital Stock-

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible preferred stock. Each share of the preferred stock is convertible into ten shares of common stock at a conversion rate of $1.00 per share. Through December 31, 2014, 36,500 shares have been converted from preferred stock to common stock. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the preferred stock are entitled to a 10% dividend paid annually in common stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the common stock dividend.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants-

At December 31, 2014, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2010 Director for guarantee	28,698	0.7938	June 28, 2015
2010 Director for guarantee	63,769	0.8384	July 16, 2015
2010 Acquisition of business	56,162	0.8492	July 30, 2015
2010 Payment for services	15,306	0.9800	October 15, 2015
2010 Director for guarantee	63,774	0.9605	October 18, 2015
2012 Director for guarantee	377,850	0.4168	December 7, 2017
2012 Notes payable to contributors	352,669	0.4962	November 8, 2017
2013 Director for guarantee	125,958	0.5458	October 10, 2018
2013 Payment for services	15,116	0.5954	October 18, 2018
Total	1,099,302

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans-

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. On May 2, 2008, the Board of Directors approved the 2008 Stock Option Plan, which was approved by the shareholders on May 30, 2008. The 2008 Plan supersedes the 1999 Plan and no further options will be granted under the 1999 Plan. Stock options may be granted at the discretion of the Board of Directors for which the Company reserved 1,750,000 shares of its Common Stock for issuance upon the exercise of options granted under the 2008 Plan. The 2008 Plan originally reserved 1,000,000 shares and was increased to 1,750,000 on May 25, 2012. The options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. On February 11, 2009, the Board of Directors approved the adjustment of the expiration date for all options expiring in 2009 for an additional five years from the original expiration date. The following table summarizes activity in options under the Plans:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	1,813,208	.43
Granted	200,500	.58
Exercised	328,000	.49
Forfeited	285,500	.50
Expired	0	0
Outstanding at December 31, 2013	1,400,208	.42
Granted	89,500	1.06
Exercised	787,500	.31
Forfeited	79,000	.56
Expired	0	0
Outstanding at December 31, 2014	623,208	.64

The following table summarizes options outstanding at December 31, 2014:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.41-$0.60	368,000	$0.51	3.0 Years	75,370	$0.47
$0.61-$0.91	153,208	$0.70	1.8 Years	126,415	$0.69
$0.92-$1.27	102,000	$1.04	3.8 Years	52,050	$1.07

There were 253,835 and 894,972 options exercisable at December 31, 2014 and December 31, 2013, respectively. The weighted average exercise price of options granted in 2014 and 2013 was $1.06 and $0.58, respectively. The weighted average exercise price of options exercised in 2014 and 2013 was $.31 and $.49, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401-K Plan-

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees’ contribution up to 4%). Company matching contributions to the plan for 2014 and 2013 were $14,397 and $15,050, respectively.

Operating Leases-

Minimum future lease payments under operating leases as of December 31, 2014 are as follows:

2015	$530,165
2016	546,508
2017	558,411
2018	559,899
2019	574,429
Thereafter	1,822,456
Total minimum lease payments	$4,591,868

Total rent expenses including real estate taxes for the Company for the years ended December 31, 2014 and December 31, 2013 were $623,575 and $591,693, respectively.

Capital Leases-

Total amount under capital lease was $59,855 for the years ended December 31, 2014 and December 31, 2013. Accumulated depreciation amounts for capital lease assets were $24,932 for the year ended December 31, 2014 and $12,962 for the year ended December 31, 2013.

Minimum future lease payments under capital leases as of December 31, 2014 are as follows:

2015	$14,058
2016	11,440
2017	2,065
2018	0
2019	0
Total minimum lease payments	$27,563

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-

At December 31, 2014, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2011 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, Maryland, and other state and local jurisdictions.

For the year ended December 31, 2014 there was a provision for income tax expense of $373,007 which came from i) an increase of approximately $36,300 in deferred tax liabilities, and ii) approximately $337,000 of federal and local income tax expense payable.

For the year ended December 31, 2013 there was a provision for income tax expense of $660,893 which came from i) a decrease of approximately $93,800 in deferred tax assets, ii) an increase of approximately $49,300 in deferred tax liabilities, and iii) approximately $517,800 of federal and local income tax expense payable.

Following is a reconciliation of the expected income tax expense to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2014 and December 31, 2013.

	2014	2013
Income tax expense based on US statutory rate	$388,376	$588,842
State/Local income tax, net of federal tax benefit	12,975	35,941
Nondeductible items	20,873	16,643
Deduction for amortization of intangible asset	(4,995)	(4,995)
Deductible items	(34,053)	-
Other	(10,169)	24,462
Provision for Income Taxes	$373,007	$660,893

The significant components of the Company’s deferred liability is as follows:

	December 31,
	2014	2013
Deferred tax liability:
Section 179 Properties	$281,651	$245,775

Product Warranties-

In 2013, we established a reserve to fund warranty related expenses for certain higher priced products. Warranty protection for these products is for one to two years from the date of purchase.

Changes to the reserve during 2014 are as follows:

Beginning Balance	$30,000
Accruals for warranties	60,000
Payments made	(62,779)
Ending Balance	$27,221

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation-

On January 23, 2012, we received a Notice of Impending Legal Action by Law Enforcement from the Office of the District Attorney for the County of Solano, California in connection with our waste management PIK-Up Bags. The notice cited a violation of California Public Resources Code 42357(b) which prohibits any person from selling any plastic bag in the State of California that claims to be “biodegradable,” “degradable,” or “decomposable,” if it does not break down, fragment, biodegrade or decompose in a landfill or other environment. While our “PIK-up bags” packaging stated they were biodegradable “except as defined by the State of California,” we were required to cease selling all such product from the State of California. The matter remained pending as to any possible financial fines from 2012 through most of 2014. During the third quarter of 2014, we agreed to settle the matter by paying the State of California $37,500.

In addition to the above matter and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. The Company is not a party to any litigation or governmental proceeding which management or legal representatives believe could result in any judgments or fines against the Company that would have a material adverse effect or impact in the Company’s financial position, liquidity or results of operation.

Professional Employer Organization-

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

