Form 10-Q
period 2015-03-31
OURPETS CO
filed 2015-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2015	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of April 17, 2015, the Registrant had outstanding 17,559,369 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 1,099,301 shares of Common Stock and options exercisable for 600,709 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2015.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$89,804	$192,448
Accounts receivable - trade, less allowance for doubtful accounts of $37,824 and $39,539	2,862,296	3,116,448
Inventories net of reserve	6,915,635	6,894,115
Prepaid expenses	579,279	478,593
Total current assets	10,447,014	10,681,604

PROPERTY AND EQUIPMENT
Computers and office equipment	945,869	883,163
Warehouse equipment	578,871	567,816
Leasehold improvements	283,606	276,952
Tooling	3,988,049	3,885,401
Construction in progress	145,736	157,031
Total	5,942,131	5,770,363
Less accumulated depreciation	4,152,698	4,000,815
Net property and equipment	1,789,433	1,769,548

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $437,443 and $417,349	376,861	384,063
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	923,375	930,577

Total assets	$13,159,822	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$561,017	$601,632
Accounts payable - trade	1,695,222	1,489,982
Other accrued expenses	525,986	565,491
Total current liabilities	2,782,225	2,657,105

LONG-TERM LIABILITIES
Long-term debt - less current portion above	97,882	119,780
Revolving Line of Credit	2,336,032	2,862,032
Deferred Income Taxes	262,730	281,651
Total long term liabilities	2,696,644	3,263,463

Total liabilities	5,478,869	5,920,568

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,556,169 and 17,553,007 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	5,031,766	5,031,766

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 5,000,000 shares authorized, 63,500 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at March 31, 2015 and December 31, 2014	865,312	865,312

PAID-IN CAPITAL	59,307	53,307

ACCUMULATED EARNINGS	1,144,718	930,926
Total stockholders' equity	7,680,953	7,461,161

Total liabilities and stockholders' equity	$13,159,822	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net revenue	$5,597,322	$5,214,471

Cost of goods sold	3,902,977	3,660,570

Gross profit on sales	1,694,345	1,553,901

Selling, general and administrative expenses	1,338,032	1,312,965

Income from operations	356,313	240,936

Other (income) and expense, net	(4,723)	(10,430)
Interest expense	24,507	35,839

Income before income taxes	336,529	215,527

Income tax expense	122,737	81,100

Net income	$213,792	$134,427

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	$0.01

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,553,077	16,695,076

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,267,328	18,297,349

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2014 (unaudited)	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

Common Stock issued upon exercise of stock options					3,162
Net income								213,792	213,792
Stock-Based compensation expense							6,000		6,000

Balance at March 31, 2015 (unaudited)	63,500	$579,850	123,616	$865,312	17,556,169	$5,031,766	$59,307	$1,144,718	$7,680,953

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213,792	$134,427
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	6,638	-
Depreciation expense	151,880	133,685
Amortization expense	20,094	18,710
Stock option expense	6,000	3,000
Warrant expense	-	3,000
(Increase) decrease in assets:
Accounts receivable - trade	254,152	160,827
Inventories	(21,520)	(1,045,574)
Prepaid expenses	(100,686)	(137,323)
Amortizable Intangible Asset Additions	(12,890)	(10,233)
Increase (decrease) in liabilities:
Accounts payable - trade	205,240	927,813
Accrued expenses	(39,505)	(353,572)
Deferred tax liabilities	(18,921)	(13,348)
Net cash provided by (used in) operating activities	664,274	(178,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(178,405)	(233,200)
Net cash used in investing activities	(178,405)	(233,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(62,513)	(136,537)
Net borrowing (payment) on bank line of credit	(526,000)	582,000
Net cash provided by (used in) financing activities	(588,513)	445,463
Net increase (decrease) in cash	(102,644)	33,675

CASH AT BEGINNING OF PERIOD	192,448	57,975
CASH AT END OF PERIOD	$89,804	$91,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19,305	$31,236
Income taxes paid	$66,500	$150,000

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options	$2,466	$49,730

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2015 and March 31, 2014 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2014 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2014, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2015 and March 31, 2014 consist of:

	2015	2014
Finished goods	$5,672,827	$5,673,078
Components, packaging and work in process	1,420,073	1,384,606
Inventory reserve	(177,265)	(135,386)
Total	$6,915,635	$6,922,298

During the three months ended March 31, 2015, the Company recorded additional inventory reserve charges of $55,985.

Changes to the inventory reserve during 2015 and 2014 are shown below:

	2015	2014
Beginning balance	$159,076	$134,989
Increases to reserve	55,985	25,733
Write offs against reserve	(37,796)	(25,336)
Ending balance	$177,265	$135,386

During 2015 and 2014, monthly accruals were and continue to be made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the first quarter of 2015.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2015 and December 31, 2014 in the amounts of $37,824 and $39,539, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its International customers.

RELATED PARTY TRANSACTIONS

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

We first entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. As of the end of the first quarter of 2015, we are in the third year of the lease and are currently paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

 In 2011, we decided to replace our Hagerstown, Maryland facility, which housed the Cosmic Pet operations until its lease expired in July of 2012, with a local facility. This decision led us to enter into a second lease with Senk Properties for the facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the first quarter of 2015, we are in the fourth year of the lease and are currently paying the monthly rental rate of $9,083. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $120,948 for the three months ended March 31, 2015.

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

The Company has been invoiced $781,061 by NSDA of which $460,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $270,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of March 31, 2015, the fee accrued to date was $8,805.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes have a three year term, accrue interest at a variable rate of prime plus three percent (currently 6.25%), and are payable with accrued interest on November 8, 2015. In connection with these new notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five year term expiring on November 8, 2017. Subsequent to their issuance, the warrants were adjusted to 352,670 warrants exercisable at $.4962 per share in accordance with the warrants anti-dilution provisions.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat®, Smarter Toys®, Clipnosis®, and Cosmic Pet™ brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

For the three months ended March 31, 2015, 28.3% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,585,472.

For the three months ended March 31, 2014, 27.2% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,417,388.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2015 and 2014 as a result of stock options was $6,000 and $3,000, respectively.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2015, common shares that are or could be potentially dilutive include 600,709 stock options at exercise prices from $0.41 to $1.27 a share, 1,099,301 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share. As of March 31, 2014, common shares that are or could be potentially dilutive include 1,346,875 stock options at exercise prices from $0.27 to $1.27 a share, 1,483,334 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share, and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

During the first quarter of 2015, the Company reduced its deferred tax liabilities by approximately $19,000, from $281,651 to $262,730, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2015 is $133,320. The estimated local income tax expense payable for the quarter ended March 31, 2015 is $7,842. The Company adjusted its income tax accrual accounts accordingly.

During the first quarter of 2014, the Company reduced its deferred tax liabilities by approximately $13,000 from $245,775 to $232,427 for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2014 was $61,426. The estimated local income tax expense payable for the quarter ended March 31, 2014 was $3,961. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at March 31, 2015 or December 31, 2014 for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2014 and March 31, 2015. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and noted the following:

On April 3, 2015, the Company closed on its purchase of various assets from Molor Products.   The assets purchased complement the OurPet’s product line and include molds/tooling and all patent/trademark rights for the full size and mini Food ‘N’ Fountain deluxe cat and dog bowls, the Cat buffet, the EZ Store raised Dog single bowl “Store N Feed” type product and other pet bowls currently sold under the Festiva® brand. As part of the asset purchase, the Company negotiated a long-term note payable to Molor Products in the amount of $85,000 to be paid down based on a 3% royalty of products sales over the next five years. If the note is not paid off, the assets revert back to Molor.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2017, which has been delayed from the original effective date of December 15, 2016. Early adoption is permitted as of the original effective date. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern.” The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our consolidated financial statements.

In April 2015, a new accounting standard was issued that amends the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other Assets on our consolidated balance sheets. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on our consolidated balance sheets or related disclosures.

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

 According to estimates by Packaged Facts, the leading publisher in the United States of market studies on consumer products, “the overall pet products and services market at $71.3 billion in 2013 was projected to reach $73.45 billion by the end of 2014.” Pet supplies (OurPet’s segment) was the third largest segment in 2013 with $14.11 billion in revenue. This segment showed an increase of 4.8% from the previous year. According to Packaged Facts “U.S. retail channel sales of pet products (which includes pet food and pet supplies) were estimated at $43.8 billion in 2014, up 2.1% over 2013” (U.S. Pet Market Outlook, 2014-2015/April 2014).

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

As discussed in Liquidity and Capital Resources on pages 15 through 17, we have funded our operations principally from the net cash provided by operating activities for the three months ended March 31, 2015 and from financing activities for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2015 was $664,274.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of March 31, 2015, we had a balance due of $2,336,032 under the line of credit with our bank at a variable interest rate of LIBOR plus 2.25%.

RESULTS OF OPERATIONS

In the following discussion, all references to 2015 are for the three months ended March 31, 2015, and all references to 2014 are for the three months ended March 31, 2014.

Net revenue for 2015 was $5,597,322, an increase of 7.3% in revenue from $5,214,471 in 2014, consisting of net sales of proprietary products for the retail pet business. We continue to focus on three main channels: “grocery, drug, mass,” “pet specialty,” and E-Commerce. We are in the process of converting our brands to deliver products that are specifically marketed to these separate but equally important channels. The Pet Zone brand will be used in the “grocery, drug, mass retail” channel while the OurPets brand will be used in the “pet specialty” channel. Both brands will be used in the E-Commerce channel. Compared to the first quarter of 2014, sales in 2015 increased in the “pet specialty” channel by 22.2% and in the “grocery, drug, mass retail” channel by 6.2%. Sales decreased in the “E-Commerce” channel by 5.5% during the same time period. This decrease was mainly due to smaller E-Commerce customers losing share to Amazon.com whose sales grew over 21% quarter over quarter. Increased sales to national chains accounted for the growth in the “pet specialty” channel while increased sales to national retailers and distributors were largely responsible for the growth in the “grocery, drug, mass retail” channel. Across all channels, sales to new customers provided approximately $21,000 in additional net revenue during the first quarter of 2015.

Our sales to foreign customers remained approximately at the same level compared to a year ago and generated about $676,000 in revenue or about 12% of total sales for the quarter. Most of our international sales came from Canada (51%) and the United Kingdom (28%). Sales to customers in Canada were down slightly by approximately $50,000 but were offset by approximately $44,000 of sales to customers in Taiwan.

Total sales to all customers of new products in 2015 that were not sold in 2014 were approximately $278,000. About 80% of these new product sales came from our new cat/dog bowls with water bath film and our hybrid plastic/stainless steel designs. Most of the balance of our new products sales were from new catnip toys.

Our two main product categories are toys/accessories (48%) and bowls/feeders (41%). The other 11% of our sales is comprised of catnip products, waste/odor products, health/wellness products, and dog houses. In regard to our two main product categories, our bowls/feeders line had increased sales of 18% and our toys/accessories line had increased sales of 10% over the same period a year ago. We expect to be shipping much of the newly branded PetZone items by the end of the second quarter of 2015, which should help increase sales during the remainder of the year.

Our cost of goods sold increased by $242,407, or 6.6%, from $3,660,570 in 2014 to $3,902,977 in 2015. Approximately $170,000 of this increase was directly attributable to the growth in sales. The other $72,000 in increased operating costs came from a combination of factors, including: (i) an increase in operating salary and payroll related expenses of approximately $34,000, (ii) an increase in expense allocated to excess and obsolete inventory of approximately $30,000, (iii) a decrease in freight of approximately $23,000, (iv) an increase in charges for outside warehouses of approximately $12,000, and (v) a net increase of $19,000 in other operating expenses.

Gross profit margin on sales increased slightly by 0.5%, from 29.8% to 30.3%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $1,553,901 in 2014 to $1,694,345 in 2015.

Our variable and fixed warehouse and overhead costs increased in total by approximately $65,000, or 10.97%, from the comparable three months in 2014 due mostly to increased payroll, rent, and depreciation expenses.

Selling, general and administrative expenses in 2015 were $1,338,032, an increase of 1.9%, or $25,067, from $1,312,965 in 2014. This increase was the net result of (i) an increase in selling expenses of approximately $44,000 from increased marketing and promotional charges from agreements with certain customers, plus increased show expenses, (ii) a decrease in salary and payroll related expenses of approximately $33,000, (iii) an increase in IT expenses of approximately $17,000 from increased consulting expenses related to outsourcing the IT function, and (iv) a net decrease of all other expenses of approximately another $3,000. It should be noted that S, G &A expenses as a percentage of net sales were approximately 23.97% compared to 25.18% for same quarter a year ago.

Our income from operations increased by $115,377, from $240,936 in 2014 to $356,313 in 2015, as a result of the 9.0% increase in gross profit on sales of $140,444, offset by the increase in selling, general, and administrative expenses of $25,067.

“Other income” of approximately $5,000 in 2015 and $10,000 in 2014 was mostly from favorable patent litigation settlements. As a result of cumulative settlements involving royalties paid out on product sales, the company now accrues approximately $1,000/month in ongoing royalty income based on estimated sales.

Interest expense for 2015 was $24,507, a decrease of $11,332, from $35,839 in 2014. This decrease was due to several factors. Even though our average line of credit balance increased by approximately $570,000, interest expense on the line decreased by approximately $3,300 as a result of us changing to a variable interest rate based on LIBOR plus 2.25% instead of based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $3,300 from 2014 to 2015 due to a reduction in the outstanding principal balance of this loan plus a reduction in the interest rate. For notes payable to subordinated note holders, interest expense decreased by approximately $1,900 from 2014 as a result of paying off the remaining principal balance of the $300,000 subordinated note issued in 2008. Miscellaneous items comprised the remaining $2,800 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Due to the increase in income from 2014 to 2015, income tax expense increased by approximately $42,000.

Net income for 2015 was $213,792 as compared to net income of $134,427 for 2014, an increase of $79,365. This increase was a result of the following changes from 2014 to 2015:

Net revenue increase of 7.3%	$382,851
Cost of goods sold increase of 6.6%	(242,407)
Gross profit increase of 9.0%	140,444
Selling, general and administrative expenses increase of 1.9%	(25,067)
Interest expense decrease of 31.6%	11,332
Decrease in other income	(5,707)
Income tax expense increase	(41,637)
Increase in profitability	$79,365

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for payments to suppliers that manufacture our products and freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank that had $1,521,284 in available funds as of March 31, 2015, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2014, we funded our operating cash requirements primarily through the working capital line of credit. In the first quarter of 2015, we funded our operating cash requirements primarily by net income. During the remainder of 2015, we should be able to fund our operating cash requirements with net income and the working capital line of credit, if needed. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2015. We have no material commitments for capital expenditures.

As of March 31, 2015, we had $2,994,931 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Libor plus 2.25%	$2,336,032
Bank term note ($500,000 original balance)	Libor plus 2.25%	125,021
Contributor notes payable	Prime plus 3%	350,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	74,935
Capitalized Leases	11.88% and 9.9%	24,194
Lake County Economic Development Loan Program	5.00%	84,749

The bank line of credit indebtedness of $2,336,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2015 was $3,587,316. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2016. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (ii) maintain a tangible net worth of no less than $4,500,000 tested at the end of each quarter; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of March 31, 2015, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 1.73 and a tangible net worth of $7,109,253.

In the first quarter of 2015, there were no changes in our financing arrangements. We were able to pay down the line of credit by approximately $500,000 due to our positive earnings and cash provided by operating activities. We also made all other scheduled debt payments and expect to continue to do so for the remainder of the year.

Change in Cash

Net cash provided by operating activities for the three months ended March 31, 2015 was $664,274. Cash was provided by the net income for the three months of $213,792, as well as the non-cash charges for depreciation of $151,880, amortization of $20,094, stock option expense of $6,000, and loss on fixed assets written off of $6,638. Cash was provided by the net change of $265,870 in our operating assets and liabilities as follows:

Accounts receivable decrease	$254,152
Inventories increase	(21,520)
Prepaid expenses increase	(100,686)
Amortizable Intangible Asset increase	(12,890)
Accounts payable increase	205,240
Accrued expenses decrease	(39,505)
Deferred Tax liability decrease	(18,921)
Net Change	$265,870

Accounts receivable decreased due to lower sales in the first quarter of 2015 compared to the fourth quarter of 2014. Accrued expenses decreased due to the payment of employee bonuses, profit sharing and wages related to 2014 earnings, offset by an increase in accrued income taxes for 2015 earnings. Accounts payable increased mainly due to recent purchases of molds and various software. Prepaid expenses increased primarily due to corporate show expenses and prepayments for inventory purchases.

Net cash used for various purchases for the three months ended March 31, 2015 was $178,405. This cash was mostly used for the purchase of software to assist with forecasting and for tooling costs related to our new Barking Bistro product. Cash used by financing activities for the three months ended March 31, 2015 was $588,513 and consisted of net increased payments on the bank line of credit of $526,000 and principal payments on debt of $62,513.

Net cash used by operating activities for the three months ended March 31, 2014 was $178,588. Cash was provided by the net income for the three months of $134,427, as well as the non-cash charges for depreciation of $133,685, amortization of $18,710, stock option expense of $3,000, and warrant expense of $3,000. Cash was used by the net change of $471,410 in our operating assets and liabilities.

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

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our audited consolidated financial statements included in our Form 10-K filed on March 31, 2015. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have not been named in any material legal proceedings. In the normal course of conducting our business, we may become involved in litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

ITEM 1A.	RISK FACTORS

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 15, 2015	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

