Form 10-Q
period 2015-06-30
OURPETS CO
filed 2015-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2015	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 17, 2015, the Registrant had outstanding 17,562,239 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 1,006,834 shares of Common Stock and options exercisable for 579,360 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2015.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,400	$192,448
Accounts receivable - trade, less allowance for doubtful accounts of $37,824 and $39,539	3,507,030	3,116,448
Inventories net of reserve	8,047,370	6,894,115
Prepaid expenses	470,833	478,593
Total current assets	12,063,633	10,681,604

PROPERTY AND EQUIPMENT
Computers and office equipment	974,857	883,163
Warehouse equipment	581,974	567,816
Leasehold improvements	289,217	276,952
Tooling	4,207,203	3,885,401
Construction in progress	216,000	157,031
Total	6,269,251	5,770,363
Less accumulated depreciation	4,314,660	4,000,815
Net property and equipment	1,954,591	1,769,548

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $457,722 and $417,349	366,632	384,063
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	913,146	930,577

Total assets	$14,931,370	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(unaudited)	2014
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$520,420	$601,632
Accounts payable - trade	1,885,647	1,489,982
Other accrued expenses	621,607	565,491
Total current liabilities	3,027,674	2,657,105

LONG-TERM LIABILITIES
Long-term debt - less current portion above	160,708	119,780
Revolving Line of Credit	3,567,032	2,862,032
Deferred Income Taxes	226,927	281,651
Total long term liabilities	3,954,667	3,263,463

Total liabilities	6,982,341	5,920,568

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,562,239 and 17,553,007 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	5,031,766	5,031,766

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at June 30, 2015 and December 31, 2014	865,312	865,312

PAID-IN CAPITAL	65,307	53,307

ACCUMULATED EARNINGS	1,406,794	930,926
Total stockholders' equity	7,949,029	7,461,161

Total liabilities and stockholders' equity	$14,931,370	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$5,586,828	$5,360,210	$11,184,150	$10,574,681

Cost of goods sold	3,868,759	3,841,765	7,771,736	7,502,334

Gross profit on sales	1,718,069	1,518,445	3,412,414	3,072,347

Selling, general and administrative expenses	1,295,606	1,325,687	2,633,638	2,638,651

Income from operations	422,463	192,758	778,776	433,696

Other income	(21,277)	(61,232)	(26,000)	(71,662)
Interest expense	24,795	30,527	49,302	66,366

Income before income taxes	418,945	223,463	755,474	438,992

Income tax expense	156,869	75,708	279,606	156,808

Net income	$262,076	$147,755	$475,868	$282,184

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.01	0.01	$0.02	$0.01

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,558,838	16,897,781	17,555,973	16,798,259

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,201,418	18,205,549	19,172,847	18,244,626

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2014	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

Common Stock issued upon exercise of stock options					9,232
Net income								475,868	475,868
Stock-Based compensation expense							12,000		12,000

Balance at June 30, 2015 (unaudited)	63,500	$579,850	123,616	$865,312	17,562,239	$5,031,766	$65,307	$1,406,794	$7,949,029

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$475,868	$282,184
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	6,638	-
Depreciation expense	313,846	287,011
Amortization expense	40,372	38,147
Stock option expense	12,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	(390,582)	(220,866)
Inventories	(1,153,255)	(1,345,359)
Prepaid expenses	7,760	(66,667)
Amortizable Intangible Asset Additions	(22,940)	(37,450)
Increase (decrease) in liabilities:
Accounts payable - trade	395,665	939,913
Accrued expenses	56,116	(409,420)
Deferred tax liabilities	(54,724)	(34,892)
Net cash used in operating activities	(313,236)	(561,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(420,528)	(360,772)
Net cash used in investing activities	(420,528)	(360,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(125,284)	(273,307)
Net borrowing on bank line of credit	705,000	1,334,000
Net cash provided by financing activities	579,716	1,060,693
Net increase (decrease) in cash	(154,048)	138,522

CASH AT BEGINNING OF PERIOD	192,448	57,975
CASH AT END OF PERIOD	$38,400	$196,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$38,722	$57,521
Income taxes paid	$256,000	$320,500

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$6,933	$232,645
Tooling Obtained through Asset Purchase	$85,000	$-

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2015 and June 30, 2014 have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly-owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2014 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2014, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at June 30, 2015 and June 30, 2014 consisted of:

	2015	2014
Finished goods	$6,848,510	$5,701,352
Components, packaging and work in process	1,414,144	1,661,409
Inventory reserve	(215,284)	(140,678)
Total	$8,047,370	$7,222,083

During the six months ended June 30, 2015, the Company recorded additional inventory reserve charges of $111,473.

Changes to the inventory reserve during 2015 and 2014 are shown below:

	2015	2014
Beginning balance	$159,076	$134,989
Increases to reserve	111,473	65,523
Write offs against reserve	(55,265)	(59,834)
Ending balance	$215,284	$140,678

During 2015 and 2014, monthly accruals were and continue to be made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2015.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on June 30, 2015 and December 31, 2014 in the amounts of $37,824 and $39,539, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

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

We first entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. As of the end of the second quarter of 2015, we are in the third year of the lease and are currently paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

In 2011, we decided to replace our Hagerstown, Maryland facility, which housed the Cosmic Pet operations until its lease expired in July of 2012, with a local facility. This decision led us to enter into a second lease with Senk Properties for our facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the second quarter of 2015, we are in the fourth year of the lease and are currently paying the monthly rental rate of $9,083. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $241,896 for the six months ended June 30, 2015.

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

The Company has been invoiced $781,061 by NSDA of which $465,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock and the remaining balance of $265,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of June 30, 2015, the fee accrued to date was $10,295.

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

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go!®, Eat®, Smarter Toys®, Clipnosis®, Cosmic Pet™, and Festiva® brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

For the three months ended June 30, 2015, 39.3% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,414,446 (25.3%) and $779,822 (14.0%).

For the three months ended June 30, 2014, 27.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,459,351.

For the six months ended June 30, 2015, 38.2% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $2,999,918 (26.8%) and $1,271,483 (11.4%).

For the six months ended June 30, 2014, 27.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $2,876,740.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2015 and 2014 as a result of stock options was $12,000 and $6,000, respectively.

On February 13, 2012, the Board of Directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the Plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2015, common shares that are or could be potentially dilutive include 579,360 stock options at exercise prices from $0.41 to $1.27 a share, 1,070,603 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of June 30, 2014, common shares that are or could be potentially dilutive include 1,078,208 stock options at exercise prices from $0.29 to $1.27 a share, 1,483,334 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first six months of 2015, the Company reduced its deferred tax liabilities by approximately $55,000, from $281,651 to $226,927, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2015 is $315,279. The estimated local income tax expense payable for the six months ended June 30, 2015 is $18,546. The Company adjusted its income tax accrual accounts accordingly.

During the first six months of 2014, the Company reduced its deferred tax liabilities by approximately $34,892, from $245,775 to $210,883, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2014 was $181,049. The estimated local income tax expense payable for the six months ended June 30, 2014 was $10,650. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at June 30, 2015 or December 31, 2014 for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2014 and June 30, 2015. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and noted the following:

On August 6, 2015 the Company entered into a financing commitment with First Merit Bank whereby OurPet’s will borrow $1,000,000 of which $410,000 will be used to pay off $350,000 of Subordinated Debt, $60,000 of related accrued interest and the $590,000 balance used to fund capital expenditures comprised mostly of new product molds/tooling, computer software and a new phone system.  The $1,000,000 note will have a 5 year term and a monthly variable interest rate of 30 day LIBOR (currently .18%) plus 300 basis points.  Monthly payments will be $16,666.67 principal plus accrued interest of $2,650.00 at the current interest rate.  The loan will be secured by a cross-collateralized, first position lien on all business assets of OurPet’s currently securing existing revolving line of credit and term loan.  There are no personal guarantees required and no prepayment penalty.  There are no changes in the financial covenants other than the Adjusted Tangible Capital requirement is increased to a minimum of $6,000,000 effective 9/30/15.  The closing of the loan is anticipated before the end of August.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We adopted this standards update, as required, beginning with the first quarter of 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

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

OVERVIEW

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and pet parent/owner expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats, and domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, Cosmic Pet™, and Festiva® labels to customers, both domestic and international. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery, and quality.

According to estimates by Packaged Facts, the leading publisher in the United States of market studies on consumer products, “the overall pet products and services market at $71.3 billion in 2013 was projected to reach $73.45 billion by the end of 2014.” Pet supplies (OurPet’s segment) was the third largest segment in 2013 with $14.11 billion in revenue. This segment showed an increase of 4.8% from the previous year. Also according to Packaged Facts “U.S. retail channel sales of pet products (which includes pet food and pet supplies) were estimated at $43.8 billion in 2014, up 2.1% over 2013” (U.S. Pet Market Outlook, 2014-2015/April 2014).

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

As discussed in Liquidity and Capital Resources on pages 18 through 19, we have funded our operations principally from the net cash provided from financing activities for both the six month periods ended June 30, 2015 and June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 was $579,716.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of June 30, 2015, we had a balance due of $3,567,032 under the line of credit with our bank at a variable interest rate of LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

In the following discussion, all references to 2015 are for the three months ended June 30, 2015 and all references to 2014 are for the three months ended June 30, 2014.

Net revenue for 2015 was $5,586,828, an increase of 4.2%, or approximately $227,000, in revenue from $5,360,210 in 2014, consisting of net sales of proprietary products for the retail pet business. We continue to focus on three main channels: “Grocery, Drug, Mass,” “Pet Specialty,” and E-Commerce. We are in the process of converting our brands to deliver products that are specifically marketed to these separate but equally important channels. The Pet Zone brand will be used in the “Grocery, Drug, Mass” channel while the OurPets brand will be used in the “Pet Specialty” channel. Both brands will be used in the E-Commerce channel.

Compared to the second quarter of 2014, sales in 2015 increased in the “Pet Specialty” channel by $380,985, or 17.8%. Our largest pet specialty customers accounted for most of this growth with most of the increase coming from increased sales of bowls and feeders, particularly the hybrid, waterbath and Selecta fashion bowls. Sales remained about the same in the “Grocery, Drug, Mass” channel with a $16,845, or 0.7%, decrease from 2014. Sales decreased in the “E-Commerce” channel by $85,567, or 15.8%, during the same time period. This decrease in sales was spread across many customers with the largest dollar variances attributable to decreased sales of dog houses, bowls/ feeders, and feline waste management products. We are offering promotion discounts to stimulate sales of these products. Sales also decreased about $50,000 in the Value and Close Out channels due to decreased sales of cat toys and edible/consumables.

Across all channels, sales to new customers provided $3,576 in additional net revenue during the second quarter of 2015.

Our sales to international customers generated about $472,000 in revenue or about 8% of total sales for the quarter. Most of our international sales come from Canada (49% for the second quarter) and the United Kingdom (29% for the second quarter). Sales to customers in Canada were down by approximately $11,000, or 4.6%, from a year ago. Sales to customers in the United Kingdom were down by approximately $128,000, or 48.5%, from a year ago. Sales of both dog/cat toys and accessories accounted for most of the decrease. International sales to all countries outside the United States decreased by a net of approximately $114,000, or 19.4%, compared to a year ago.

Total sales to all customers of new products in the second quarter of 2015 that were not sold previously were approximately $144,000. About 44% of these new product sales came from our new dog and cat bowls with banded chalkboard, 20% from our new Barking Bistro/Designer Diner 3 height raised feeders, 9% from sales of our recently purchased line of Molor bowls and 8% from our tilt a bowl. Most of the balance of our new products sales was from new catnip toys.

Our two main product categories are toys/accessories (38%) and bowls/feeders (48%). The other 14% of our sales is comprised of edible/consumable catnip products (8%), waste/odor products (4%) and health/wellness products and dog houses (2%). In regard to our two main product categories, our bowls/feeders line had increased sales of 19% and our toys/accessories line had decreased sales of 11% over the same period a year ago. The decrease in toys/accessories sales was mainly due to lost business of dog toys from one retailer in the UK and a reduction of cat toy items from our largest customer. To make up for these lost sales we have developed a new generation of our Flappy dog toys that either squeak, float or use the Play-n-Squeak real mouse sound. These products will be shipping in the fourth quarter of 2015. With respect to lower than anticipated sales of feline waste management products, we have embarked on an aggressive strategy of promotional discounts to get our Smart Scoop units onto the shelves of independent dealers. With respect to the rollout of our dual brand strategy, we expect to have the transition completed before the end of this year.

Even with the increase in sales, our cost of goods sold in total remained about the same with only a slight net increase of $26,994, or 0.7%, from $3,841,765 in 2014 to $3,868,759 in 2015. The growth in sales added approximately $132,000 to our total variable operating costs. These costs were offset with savings of approximately $137,000 from the reduction of our unit variable operating costs from $0.61 to $0.58 per sales dollar, mainly due to a reduction of our cost of components from $.57 to $.54 per sales dollar. The Company is beginning to see the results of numerous continuous cost improvement initiatives. Our fixed operating costs increased by approximately $32,000 over last year. The largest items were an increase in rent for outside warehouse storage of approximately $11,000 and an increase in expense accrued for obsolete and excess inventory of approximately $16,000.

Due to the reduction in our unit variable operating costs, gross profit margin on sales increased by 2.5%, from 28.3% to 30.8%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $1,518,445 in 2014 to $1,718,069 in 2015.

Our warehouse overhead costs increased in total by approximately $21,000, or 3.5%, from the comparable three months in 2014. The largest items contributing to the increase were the additional charges for outside warehouse rent of approximately $11,000 and an increase in operating employee profit sharing expense of approximately $12,000 due to higher anticipated income than last year.

Selling, general and administrative expenses in 2015 were $1,295,606, a decrease of 2.3%, or $30,081, from $1,325,687 in 2014. This decrease was the net result of: (i) an increase in professional expenses of approximately $28,000, mostly from increased accrued consulting expenses; (ii) a decrease in salary and payroll related expenses of approximately $26,000 due to the internal replacement of the VP of sales with the former VP of Strategic Planning and Business Development whose position was not replaced; (iii) a decrease in selling expenses of approximately $15,000 from reduced expenditures for distributor shows, samples, and slotting fees; (iv) a decrease in business and product development expenses of approximately $11,000; and (v) a net decrease of $6,000 in all other selling, general, and administrative expenses. It should be noted that selling, general, and administrative expenses as a percentage of net sales were approximately 23.2% compared to 24.7% for same quarter a year ago.

Our income from operations increased by $229,705, from $192,758 in 2014 to $422,463 in 2015, as a result of the 13.1% increase in gross profit on sales of $199,624 and the decrease in selling, general, and administrative expenses of $30,081.

“Other income” of approximately $21,000 in 2015 and $61,000 in 2014 was mostly from favorable patent litigation settlements.

Interest expense for 2015 was $24,795, a decrease of $5,732, from $30,527 in 2014. This decrease was due to several factors. Our average line of credit balance decreased by approximately $45,000 from a year ago; and as a result, interest on the line decreased by approximately $1,400. With respect to the $500,000 term loan with First Merit Bank, our interest expense also decreased by approximately $1,400 from 2014 to 2015 due to a reduction in the outstanding principal balance of this loan. Miscellaneous items comprised the remaining $2,900 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Due to the increase in income from 2014 to 2015, income tax expense increased by approximately $81,000.

Net income for 2015 was $262,076 as compared to net income of $147,755 for 2014, an increase of $114,321. This increase was a result of the following changes from 2014 to 2015:

Net revenue increase of 4.2%	$226,618
Cost of goods sold increase of 0.7%	(26,994)
Gross profit increase of 13.1%	199,624
Selling, general and administrative expenses decrease of 2.3%	30,081
Interest expense decrease of 18.8%	5,732
Decrease in other income	(39,955)
Income tax expense increase	(81,161)
Increase in profitability	$114,321

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

In the following discussion all references to 2015 are for the six months ended June 30, 2015 and all references to 2014 are for the six months ended June 30, 2014.

Net revenue for 2015 was $11,184,150, an increase of 5.8%, or approximately $609,000, in revenue from $10,574,681 in 2014, consisting of net sales of proprietary products for the retail pet business. We continue to focus on three main channels: “Grocery, Drug, Mass,” “Pet Specialty,” and E-Commerce.

Compared to the first six months of 2014, sales in 2015 increased in the “Pet Specialty” channel by $824,301, or 19.9%. Our largest pet specialty customers accounted for most of this growth with a substantial increase in the bowl/feeders product category and a modest increase in the toys/accessories product category. Sales also increased in the “Grocery, Drug, Mass” channel with a $143,073, or 3.0%, increase from 2014. Sales decreased in the E-Commerce channel by $112,926, or 10.9%, during the same time period. This loss of sales was spread across many customers with the largest negative dollar variances coming from Walmart.com and Overstock.com due to decreased sales of dog houses. As mentioned previously, we have taken steps to improve sales of dog houses. Sales to Amazon.com, our largest E-Commerce customer, showed a slight increase of 2.5% over a year ago for the first six months.

Outside of these three main channels, we also occasionally sell to close-out customers and discount/value chain customers. Our sales to these customers decreased by approximately $281,000 from a year ago as we chose to focus on more profitable customers with higher margin prospects.

Across all channels, sales to new customers provided $47,695 in additional net revenue during the first six months of 2015.

Our sales to international customers generated about $1,148,000 in revenue or about 10% of total company sales for the first six months. Most of our international sales come from Canada (50% for the first six months) and the United Kingdom (28% for the first six months). Sales to customers in Canada were down by approximately $62,000 or 9.6% from a year ago. Sales to customers in the United Kingdom were down by approximately $133,000 or 29.2% from a year ago, mainly due to the loss of Flappy dog toys sales from a major UK department store chain. International sales to all countries outside the United States decreased by a net of approximately $111,000 or 8.8%, compared to a year ago.

Total sales to all customers of new products in the second quarter of 2015 that were not sold previously were approximately $699,000. About 88% of these new product sales came from various new dog/cat bowls with water bath film, our hybrid plastic/stainless steel, banded chalkboard designs, Barking Bistro/Designer Diner models and the recently purchased line of seven Molor bowls/water dispensing combo products. Most of the balance of our new products sales was from new cat toys.

Our two main product categories are toys/accessories (43%) and bowls/feeders (44%). The other 13% of our sales is comprised of edible/consumable catnip products, waste/odor products, health/wellness products, and dog houses. In regard to our two main product categories, our bowls/feeders line had increased sales of 19% and our toys/accessories line had about the same level of sales compared to the same period a year ago.

We are now shipping much of the newly branded PetZone items and expect the OurPets brand conversion to be complete by end of this year.

Our cost of goods sold increased by 3.6% or $269,402 from $7,502,334 in 2014 to $7,771,736 in 2015. The growth in sales added approximately $354,000 to our total variable operating costs. These costs were offset with savings of approximately $193,000 from us reducing our unit variable operating costs from $0.60 to $0.58 per dollar of sales. Much of the unit cost reduction came from products in the toys/accessories category. We improved the margins on these products by approximately 4% using both cost reductions and price increases. Our fixed operating costs increased by approximately $108,000 over last year. The largest items were: an increase in expense accrued for obsolete and excess inventory of approximately $46,000; an increase in operating payroll related expenses of approximately $29,000; and an increase in rent for outside warehouse storage of approximately $24,000.

Due to the reduction in our unit variable operating costs, gross profit margin on sales increased by 1.1%, from 29.1% to 30.2%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $3,072,347 in 2014 to $3,412,414 in 2015.

Our warehouse overhead costs increased in total by a net of approximately $87,000, or 7.2%, from the comparable six months in 2015. The largest items contributing to the increase were: the additional charges for outside warehouse rent of approximately $24,000; an increase in operating variable and fixed payroll related expenses of approximately $26,000; an increase in operating employee profit sharing expense of approximately $24,000 in anticipation of higher income compared to last year; and an increase in operating depreciation expenses of approximately $15,000.

Selling, general and administrative expenses in 2015 were $2,633,638, a decrease of 0.2%, or $5,013, from $2,638,651 in 2014. This decrease was the net result of: (i) an increase in professional expenses of approximately $34,000, mostly from increased accrued consulting expenses; (ii) an increase in selling expenses of approximately $29,000 from increased marketing and promotional charges due to agreements with certain customers; (iii) a decrease in salaries and payroll related expenses of approximately $59,000 due to the internal replacement of the VP of sales with the former VP of Strategic Planning and Business Development whose position was not replaced; and (iv) a net decrease of $9,000 in all other selling, general, and administrative expenses. It should be noted that selling, general, and administrative expenses as a percentage of net sales were approximately 23.5% compared to 25.0% for the same six months a year ago.

Our income from operations increased by $345,080, from $433,696 in 2014 to $778,776 in 2015, as a result of the 11.1% increase in gross profit on sales of $340,067 and the decrease in selling, general, and administrative expenses of $5,013.

“Other income” of approximately $26,000 in 2015 and $73,000 in 2014 was mostly from favorable patent litigation settlements.

Interest expense for 2015 was $49,302, a decrease of $17,064, from $66,366 in 2014. This decrease was due to several factors. Even though our average line of credit balance increased by approximately $272,000, interest expense on the line decreased by approximately $4,700, as a result of us changing to a variable interest rate based on LIBOR plus 2.25% instead of a rate based on the bank’s prime rate. With respect to the $500,000 term loan with First Merit Bank, our interest expense decreased by approximately $4,700 from 2014 to 2015 due to a reduction in the outstanding principal balance of this loan plus a reduction in the interest rate. For notes payable to subordinated note holders, interest expense decreased by approximately $2,100 from 2014 as a result of paying off the remaining principal balance of the $300,000 subordinated note issued in 2008. Miscellaneous items comprised the remaining $5,500 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Due to the increase in income from 2014 to 2015, income tax expense increased by approximately $123,000.

Net income for 2015 was $475,868 as compared to net income of $282,184 for 2014, an increase of $193,684. This increase was a result of the following changes from 2014 to 2015:

Net revenue increase of 5.8%	$609,469
Cost of goods sold increase of 3.6%	(269,402)
Gross profit increase of 11.1%	340,067
Selling, general and administrative expenses decrease of 0.2%	5,013
Interest expense decrease of 25.7%	17,064
Decrease in other income	(45,662)
Income tax expense increase	(122,798)
Increase in profitability	$193,684

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for payments to suppliers that manufacture our products and freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank and had $1,338,127 in available funds as of June 30, 2015, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2014 and the first six months of 2015, we funded our operating cash requirements primarily through the working capital line of credit. During the remainder of 2015, we should be able to fund our operating cash requirements with net income and the working capital line of credit, if needed. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2015. We have no material commitments for capital expenditures.

As of June 30, 2015, we had $4,248,160 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	Libor plus 2.25%	$3,567,032
Bank term note ($500,000 original balance)	Libor plus 2.25%	83,354
Contributor notes payable	Prime plus 3%	350,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	63,338
Capitalized Leases	11.88% and 9.9%	20,729
Lake County Economic Development Loan Program	5.00%	78,707
Note Payable to Molor Products	Non-interest bearing	85,000

The bank line of credit indebtedness of $3,567,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2015 was $4,905,159. The $5,000,000 line of credit is a two year revolver and therefore is classified as a long term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2017. Under our agreement with the bank we are required to: (i) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (ii) maintain a tangible net worth of no less than $4,500,000 tested at the end of each quarter; and (iii) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of June 30, 2015, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 1.85 and a tangible net worth of $7,387,558.

On April 3, 2015, the Company closed on its purchase of various assets from Molor Products.   The assets purchased complement the OurPet’s product line and include molds/tooling and all patent/trademark rights for seven products: the full size and mini Food ‘N’ Fountain deluxe cat and dog bowls, the Cat buffet, the EZ Store raised Dog single bowl “Store N Feed” type product and other pet bowls currently sold under the Festiva® brand.  The purchase price of the assets was $128,750 and included $43,750 paid in cash and a long-term note payable to Molor Products in the amount of $85,000. The note is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Our Molor product sales during the second quarter of 2015 were $13,005.

Change in Cash

Net cash used in operating activities for the six months ended June 30, 2015 was $313,236. Cash was provided by the net income for the six months of $475,868, as well as the non-cash charges for depreciation of $313,846, amortization of $40,372, stock option expense of $12,000, and loss on fixed assets written off of $6,638. Cash was used by the net change of $1,161,960 in our operating assets and liabilities as follows:

Accounts receivable increase	$(390,582)
Inventories increase	(1,153,255)
Prepaid expenses decrease	7,760
Amortizable Intangible Asset increase	(22,940)
Accounts payable increase	395,665
Accrued expenses increase	56,116
Deferred Tax liability decrease	(54,724)
Net Change	$1,161,960

Accounts receivable increased due to delays in one of our major customers receiving their invoices via EDI. This has since been corrected. It should be noted we are receiving a number of requests from customers to extend the number of days to take early pay discounts. Inventories increased due to bringing in more products in preparation of and transition to our new dual brand strategy. We anticipate the level of inventory to decrease after the holiday season by which time all customers will be transitioned over to the new brands. Accounts payable increased due to the increase in inventories.

Net cash used for investing activities for the six months ended June 30, 2015 was $420,528. This cash was mostly used for the purchase of software to assist with forecasting, tooling costs related to our new Barking Bistro product and a new phone system. Cash provided by financing activities for the six months ended June 30, 2015 was $579,716 and consisted of net increased borrowings on the bank line of credit of $705,000 and principal payments on debt of $125,284.

Net cash used by operating activities for the six months ended June 30, 2014 was $561,399. Cash was provided by the net income for the six months of $282,184, as well as the non-cash charges for depreciation of $287,011, amortization of $38,147, and stock option expense of $6,000. Cash was used by the net change of $1,174,741 in our operating assets and liabilities.

For the six months ended June 30, 2014, accrued expenses decreased due to the payment of estimated federal taxes and the payment of employee bonuses related to 2013 earnings. Inventories increased due to bringing in product to prepare for the branding and repackaging of our products under our new dual brand strategy. Accounts payable increased as a result of the increase in inventories. Prepaid expenses increased primarily due to corporate show expenses and marketing expenses incurred for new catalogs showcasing our new brands.

Net cash used for investing activities for the six months ended June 30, 2014 was $360,772. This cash was used for the acquisition of a new corporate show booth and for tooling costs related to our new EZ Scoop product. Cash provided by financing activities for the six months ended June 30, 2014 was $1,060,693 and consisted of net increased borrowings on the bank line of credit of $1,334,000, offset by principal payments on debt of $273,307.

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

In our Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

OURPET’S COMPANY

Dated: August 14, 2015	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

