Form 10-Q
period 2015-09-30
OURPETS CO
filed 2015-11-16
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2015	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of October 16, 2015, the Registrant had outstanding 17,562,239 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 950,672 shares of Common Stock and options exercisable for 573,360 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2015.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$101,775	$192,448
Accounts receivable - trade, less allowance for doubtful accounts of $37,824 and $39,539	4,048,759	3,116,448
Inventories net of reserve	7,802,675	6,894,115
Prepaid expenses	467,126	478,593
Total current assets	12,420,335	10,681,604

PROPERTY AND EQUIPMENT
Computers and office equipment	1,020,239	883,163
Warehouse equipment	585,815	567,816
Leasehold improvements	289,217	276,952
Tooling	4,207,203	3,885,401
Construction in progress	222,573	157,031
Total	6,325,047	5,770,363
Less accumulated depreciation	4,457,795	4,000,815
Net property and equipment	1,867,252	1,769,548

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $476,677 and $417,349	361,259	384,063
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	907,773	930,577

Total assets	$15,195,360	$13,381,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	Unaudited
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	311,470	601,632
Accounts payable - trade	1,244,885	1,489,982
Other accrued expenses	656,652	565,491
Total current liabilities	2,213,007	2,657,105

LONG-TERM LIABILITIES
Long-term debt - less current portion above	938,894	119,780
Revolving Line of Credit	3,473,032	2,862,032
Deferred Income Taxes	204,947	281,651
Total long term liabilities	4,616,873	3,263,463

Total liabilities	6,829,880	5,920,568

STOCKHOLDERS' EQUITY

COMMON STOCK,
No par value; 50,000,000 shares authorized, 17,562,239 and 17,553,007 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	5,031,766	5,031,766

CONVERTIBLE PREFERRED STOCK,
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at September 30, 2015 and December 31, 2014	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at September 30, 2015 and December 31, 2014	865,312	865,312

PAID-IN CAPITAL	71,307	53,307

ACCUMULATED EARNINGS	1,817,245	930,926
Total stockholders' equity	8,365,480	7,461,161

Total liabilities and stockholders' equity	$15,195,360	$13,381,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPETS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$5,986,645	$5,601,011	$17,170,795	$16,175,692

Cost of goods sold	3,974,468	3,960,260	11,746,204	11,462,593

Gross profit on sales	2,012,177	1,640,751	5,424,591	4,713,099

Selling, general and administrative expenses	1,363,154	1,487,983	3,996,794	4,126,635

Income from operations	649,023	152,768	1,427,797	586,464

Other income	(14,582)	(6,051)	(40,582)	(77,713)
Interest expense	35,919	31,153	85,221	97,519

Income before income taxes	627,686	127,666	1,383,158	566,658

Income tax expense	217,236	49,915	496,839	206,723

Net income	$410,450	$77,751	$886,319	$359,935

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.02	$0.00	$0.04	$0.02

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,562,239	17,056,910	17,558,085	16,884,581

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,824,793	18,037,565	19,220,115	18,160,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2014	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

Common Stock issued upon exercise of stock options	-	-	-	-	9,232	-	-	-	-
Net income	-	-	-	-	-	-	-	886,319	886,319
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at September 30, 2015 (unaudited)	63,500	$579,850	123,616	$865,312	17,562,239	$5,031,766	$71,307	$1,817,245	$8,365,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$886,319	$359,935
Adjustments to reconcile net income to net cash used in operating activities:
Loss on Disposal of Fixed Assets	20,656	12,323
Depreciation expense	456,981	430,988
Amortization expense	59,328	58,491
Stock option expense	18,000	9,000
(Increase) decrease in assets:
Accounts receivable - trade	(932,311)	(417,090)
Inventories	(908,560)	(1,848,425)
Prepaid expenses	11,467	33,901
Amortizable Intangible Asset Additions	(36,524)	(67,154)
Increase (decrease) in liabilities:
Accounts payable - trade	(245,097)	933,303
Accrued expenses	91,161	(415,195)
Deferred tax liabilities	(76,704)	(58,234)
Net cash used in operating activities	(655,284)	(968,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(490,341)	(398,816)
Net cash used in investing activities	(490,341)	(398,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings of long-term debt	1,000,000	-
Principal payments on long-term debt	(556,048)	(335,289)
Borrowings on bank line of credit	611,000	1,649,000
Issuances of Common Stock	-	72,500
Net cash provided by financing activities	1,054,952	1,386,211
Net increase (decrease) in cash	(90,673)	19,238

CASH AT BEGINNING OF PERIOD	192,448	57,975
CASH AT END OF PERIOD	$101,775	$77,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$126,552	$81,856
Income taxes paid	$472,150	$425,466

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$6,933	$539,128
Tooling Obtained through Asset Purchase	$85,000	$-

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2015, and September 30, 2014, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2014, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2014, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at September 30, 2015, and September 30, 2014, consisted of:

	2015	2014
Finished goods	$6,458,338	$6,271,740
Components, packaging and work in process	1,560,803	1,589,031
Inventory reserve	(216,466)	(135,622)
Total	$7,802,675	$7,725,149

During the nine months ended September 30, 2015, the Company recorded additional inventory reserve charges of $171,340.

Changes to the inventory reserve during 2015 and 2014 are shown below:

	2015	2014
Beginning balance	$159,076	$134,989
Increases to reserve	171,340	107,460
Write offs against reserve	(113,950)	(106,827)
Ending balance	$216,466	$135,622

During 2015 and 2014, monthly accruals were and continue to be made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the third quarter of 2015.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on September 30, 2015, and December 31, 2014, in the amounts of $37,824 and $39,539, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

RELATED PARTY TRANSACTIONS

We lease a 64,000-square-foot production, warehouse, and office facility in Fairport Harbor, Ohio, and a 26,000-square-foot production, warehouse, and office facility in Mentor, Ohio, from a related entity, Senk Properties LLC (“Senk Properties”). Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our chairman, chief executive officer, a director and a major stockholder of the Company. Konstantine Tsengas is our vice president and secretary, as well as a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company.

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the third quarter of 2015, we are in the fourth year of the lease and are currently paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the third quarter of 2015, we are in the fourth year of the lease and are currently paying the monthly rental rate of $9,083. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $362,843 for the nine months ended September 30, 2015.

On January 15, 2007, and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”). One of the principals of NSDA is John W. Spirk, Jr., a member of the Company’s board of directors and a shareholder.  Also, NSDA indirectly owns shares of the Company through its ownership in Pet Zone Products, Ltd., a significant shareholder of the Company.  The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company.

The Company has been invoiced $781,061 by NSDA, of which $470,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $260,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of September 30, 2015, the fee accrued to date was $8,050.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three-year term, accrued interest at a variable rate of prime plus 3% (currently 6.25%), and would have been payable with accrued interest on November 8, 2015. The Company repaid the notes in August of 2015 using proceeds from a new term loan issued by the Company’s bank. In connection with the subordinated notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, have an exercise price of $.50 per share, and have a five-year term expiring on November 8, 2017. Subsequent to their issuance, the warrants were adjusted to 352,670 warrants exercisable at $.4962 per share in accordance with the warrants anti-dilution provisions.

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

For the three months ended September 30, 2015, 34.3% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,362,539 (22.8%) and $689,692 (11.5%).

For the three months ended September 30, 2014, 24.6% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,379,427.

For the nine months ended September 30, 2015, 25.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,362,458.

For the nine months ended September 30, 2014, 26.3% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,256,167.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted the modified prospective transition method on January 1, 2006. Under this transition method, the Company (1) did not restate any prior periods; and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2015 and 2014 as a result of stock options was $18,000 and $9,000, respectively.

On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2015, common shares that are or could be potentially dilutive include 573,360 stock options at exercise prices from $0.41 to $1.27 a share, 950,672 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of September 30, 2014, common shares that were or could have been potentially dilutive included 623,708 stock options at exercise prices from $0.41 to $1.27 a share, 1,125,965 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $.70 per share.

INCOME TAXES

During the first nine months of 2015, the Company reduced its deferred tax liabilities by approximately $77,000, from $281,651 to $204,947, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2015, is $542,744. The estimated local income tax expense payable for the nine months ended September 30, 2015, is $31,926. The Company adjusted its income tax accrual accounts accordingly.

During the first nine months of 2014, the Company reduced its deferred tax liabilities by $58,234 from $245,775 to $187,541, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2014, is $332,207. The estimated local income tax expense payable for the nine months ended September 30, 2014, is $19,542. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at September 30, 2015, or December 31, 2014, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2014, and September 30, 2015. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

In early January 2014, the Company contracted with a Professional Employer Organization (“PEO”) which co-employs the Company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (“HR”) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The contractual arrangement can be terminated with a 30-day notice by either party.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and noted none to report.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2017, which has been delayed from the original effective date of December 15, 2016. Early adoption is permitted as of the original effective date. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements and we have not yet selected a transition method.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

OVERVIEW

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and pet parent/owner expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats, and domestic and wild birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, Cosmic Pet™, and Festiva® labels to customers, both domestic and international. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

According to estimates by Packaged Facts, the leading publisher in the United States of market studies on consumer products, the overall pet products and services market totaled $74.23 billion in 2014. Packaged Facts is expecting the industry to reach $91.72 billion by the end of 2019. The pet supplies segment (OurPet’s segment) was the third largest segment in 2014 with $14.49 billion in revenue. This segment showed an increase of 2.5% from the previous year. Also, according to Packaged Facts, “U.S. retail channel sales of pet products (which includes pet food and pet supplies) were estimated at $43.8 billion in 2014, up 2.1% over 2013” (U.S. Pet Market Outlook, 2014-2015/April 2014).

Market factors pointing to a healthier growth rate include: (1) the industry’s success in emphasizing the human-animal bond, which drives sales of premium products; (2) the strong market presence of upper-income households willing to spend heavily on pet supplies; (3) the growing population of pets with specialized health needs (approximately 40% of pets are seniors); and (4) the expansion of the pet specialty channel. The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

There is a sizable market for our products that is continuing to increase. “Packaged Facts: Pet Population & Ownership Trends/November 2014” reports that:

More than half (55%) of American households have a pet of some kind. These include 45 million households with dogs, 30 million with cats, and nearly 20 million with other pets such as fish (6.7 million households), birds (4.1 million households) and reptiles (3.7 million households). There are 133 million Americans who have at least one pet in their household. Pet owners make up 57% of the adult population. The 96 million adults with dogs make up the largest segment of the population of pet owners.

As discussed in Liquidity and Capital Resources on pages 18 through 20, we have funded our operations principally from the net cash provided from financing activities for both the nine month periods ended September 30, 2015, and September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015, was $1,054,952.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2015, we had a balance due of $3,473,032 under the line of credit with our bank at a variable interest rate of LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

In the following discussion, all references to 2015 are for the three months ended September 30, 2015 and all references to 2014 are for the three months ended September 30, 2014.

Net revenue for 2015 was $5,986,645, an increase of 6.9%, or approximately $386,000, in revenue from $5,601,011 in 2014, consisting of net sales of proprietary products for the retail pet business. We continue to focus on three main channels: “grocery, drug, mass,” “pet specialty,” and “e-commerce”. We also occasionally sell our products in “value” and “closeout” channels, among others. We are in the process of converting our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand will be used in the “grocery, drug, mass” channel while the OurPets brand will be used in the “pet specialty” channel. Both brands will be used in the “e-commerce” channel. We expect to have the transition to this dual brand strategy completed before the end of this year.

The growth in revenue for the third quarter is attributable to increased sales in the “pet specialty” channel and to a lesser extent increased sales in the “value” and “e-commerce” channels. Sales increased in the “pet specialty” channel by approximately $395,000, or 16.3%. We achieved this growth by increasing sales of our toys and accessories to our top “pet specialty” customer. Likewise, sales increased by approximately $129,000 in the “value” channel due to us increasing sales to our top “value” customer. Sales also increased in the “e-commerce” channel by about $41,000, or 7.5%, during the same time period. Sales of toys and accessories to our “e-commerce” customers were up but were partially offset by decreased sales of bowls to these same customers.

The remaining channels offset some of the increases in the channels discussed above. Sales decreased in the “grocery, drug, mass” channel by approximately $92,000, or 3.9%, from 2014. This loss was spread across several customers and product categories and is not attributable to one main factor. Sales also decreased by approximately $87,000 to customers not classified within one of the previously mentioned channels.

Across all channels, sales to new customers provided approximately $67,000 in additional net revenue during the third quarter of 2015.

Our sales to international customers generated about $662,000 in revenue or about 11% of total sales for the quarter. International sales to all countries outside the United States decreased by a net of approximately $185,000, or 21.9%, compared to a year ago. Most of our international sales come from Canada (56% for the third quarter) and the United Kingdom (34% for the third quarter). Sales to customers in Canada were down by approximately $46,000, or 11.0%, from a year ago. The weakening Canadian dollar contributed to a lower Canadian purchasing power. Sales to customers in the United Kingdom were down by approximately $24,000, or 9.7%, from a year ago. The largest decreases were to customers in Saudi Arabia and Brazil. Sales to customers in Saudi Arabia were down by approximately $69,000 while sales to customers in Brazil were down by approximately $62,000. Sales were down to customers in Saudi Arabia due to an initial stocking order occurring in 2014 and the timing of when orders are placed through the year. Sales were down to customers in Brazil due to the devaluation of Brazil’s currency.

Total sales to all customers of new products in the third quarter of 2015 that were not sold previously were approximately $35,000. Most of these sales were from products in the toys and accessories category.

Our two main product categories are toys/accessories (50%) and bowls/feeders (35%). The other 15% of our sales is comprised of edible/consumable catnip products (7%), waste/odor products (5%) and health/wellness products and dog houses (3%). Going forward, we are planning to make the waste/odor category a more significant part of our business. To do so, we have embarked on an aggressive strategy of promotional discounts to get our Smart Scoop units onto the shelves of independent dealers. In regard to our two main product categories, our toys/accessories line had increased sales of 19% and our bowls/feeders line had decreased sales of 2% over the same period a year ago. The increase in sales of toys/accessories was a result of us increasing sales to our top “Pet Specialty” customer. The decrease in sales of bowls/feeders was due to lower sales of acrylic bowls to our “Pet Specialty” customers.

Even with the increase in sales, our cost of goods sold in total remained about the same with only a slight net increase of $14,208, or 0.4%, from $3,960,260 in 2014 to $3,974,468 in 2015. The growth in sales added approximately $213,000 to our total variable operating costs. These costs were offset with savings of approximately $259,000 from the reduction of our unit variable operating costs from $0.60 to $0.55 per sales dollar, mainly due to a reduction of our cost of components from $0.56 to $0.53 per sales dollar. The Company is beginning to see the results of numerous continuous cost improvement initiatives. We also realized a refund of approximately $94,000 from the US Customs dept. for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. A majority of the inventory was sold in the current year for which these refunds related. Our fixed operating costs increased by approximately $61,000 over last year. The largest items were an increase in rent for outside warehouse storage of approximately $27,000 and an increase in expense accrued for obsolete and excess inventory of approximately $18,000.

Due to the reduction in our unit variable operating costs, gross profit margin on sales increased by 4.3%, from 29.3% to 33.6%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $1,640,751 in 2014 to $2,012,177 in 2015.

Our warehouse overhead costs increased in total by approximately $46,000, or 7.5%, from the comparable three months in 2014. The largest item contributing to the increase was the additional charge for outside warehouse rent of approximately $27,000.

Selling, general and administrative expenses in 2015 were $1,363,154, a decrease of 8.4%, or $124,829, from $1,487,983 in 2014. This decrease was the net result of: (1) a decrease in legal expenses of approximately $39,000 (a year ago, we incurred fines from the State of California related to the packaging of our waste management PIK-Up Bags); (2) a decrease in business and product development expenses of approximately $32,000; (3) a decrease in professional expenses of approximately $30,000 from decreased consulting expenses; (4) a net decrease in salary and payroll related expenses of approximately $15,000, mostly due to the internal replacement of the VP of sales with the former VP of Strategic Planning and Business Development whose position was not replaced; (5) an increase in selling expenses of approximately $21,000 from increased expenditures for distributor shows, commissions, and marketing/promotional charges; and (6) a net decrease of $30,000 in all other selling, general, and administrative expenses. It should be noted that selling, general, and administrative expenses as a percentage of net sales were approximately 22.8% in 2015 compared to 26.6% for the same quarter a year ago.

Our income from operations increased by $496,255, from $152,768 in 2014 to $649,023 in 2015, as a result of the 22.6% increase in gross profit on sales of $371,426 and the decrease in selling, general, and administrative expenses of $124,829.

“Other income” of approximately $15,000 in 2015 and $6,000 in 2014 was mostly from favorable patent litigation settlements.

Interest expense for 2015 was $35,919, an increase of $4,766, from $31,153 in 2014. This net increase was due to several factors. Our average line of credit balance increased by approximately $366,000 from a year ago, and as a result, interest on the line increased by approximately $2,700. Interest expense on the $500,000 term loan with First Merit Bank decreased by approximately $1,000 from 2014 to 2015 due to reducing the outstanding principal balance of this loan. Additional interest expense of approximately $2,600 was incurred when we trued up the interest owed on the subordinated debt of $350,000 that was repaid in August. A new term loan agreement for $1,000,000 that was entered into with First Merit Bank in August resulted in additional interest expense of approximately $3,400. Finally, miscellaneous items comprised the remaining $2,900 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Due to the increase in income from 2014 to 2015, income tax expense increased by approximately $167,000.

Net income for 2015 was $410,450 as compared to net income of $77,751 for 2014, an increase of $332,699. This increase was a result of the following changes from 2014 to 2015:

Net revenue increase of 6.9%	$385,634
Cost of goods sold increase of 0.4%	(14,208)
Gross profit increase of 22.6%	371,426
Selling, general and administrative expenses decrease of 8.4%	124,829
Interest expense increase of 15.3%	(4,766)
Increase in other income	8,531
Income tax expense increase	(167,321)
Increase in profitability	$332,699

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

In the following discussion all references to 2015 are for the nine months ended September 30, 2015, and all references to 2014 are for the nine months ended September 30, 2014.

Net revenue for 2015 was $17,170,795, an increase of 6.2%, or approximately $995,000, in revenue from $16,175,692 in 2014, consisting of net sales of proprietary products for the retail pet business. We continue to focus on three main channels: “grocery, drug, mass,” “pet specialty,” and e-commerce.

The growth in revenue for 2015 is attributable to increased sales in the “pet specialty” channel. Compared to the first nine months of 2014, sales in 2015 increased in the “pet specialty” channel by $1,278,191, or 19.0%. Our largest “pet specialty” customers accounted for most of this growth with a substantial increase in the bowl/feeders product category and a modest increase in the toys/accessories product category. Sales decreased slightly in the “grocery, drug, mass” channel with a $46,337, or 0.7%, decrease from 2014; however, our largest “grocery, drug, mass” customer showed an increase of 2.5% over a year ago. Sales decreased in the “e-commerce” channel by $71,347, or 4.5%, during the same time period. This loss of sales was spread across several customers and was due to decreased sales of dog houses and raised feeders. Some of these lost sales were replaced with sales of toys and accessories, which were up by 36% to “e-commerce” customers. Sales to Amazon.com, our largest “e-commerce” customer, showed an increase of 3.3% over a year ago for the first nine months.

Outside of these three main channels, we also occasionally sell to close-out customers and discount/value chain customers. Our sales to these customers decreased by approximately $166,000 from a year ago as we chose to focus on more profitable customers with higher margin prospects.

Across all channels, sales to new customers provided $116,358 in additional net revenue during the first nine months of 2015.

Our sales to international customers generated about $1,810,294 in revenue or about 11% of total company sales for the first nine months. International sales to all countries outside the United States decreased by a net of approximately $296,000 or 14.1%, compared to a year ago. Most of our international sales come from Canada (52% for the first nine months) and the United Kingdom (30% for the first nine months). Sales to customers in Canada were down by approximately $108,000 or 10.2% from a year ago. The weakening Canadian dollar contributed to a lower Canadian purchasing power. Sales to customers in the United Kingdom were down by approximately $157,000, or 22.3%, from a year ago, mainly due to the loss of Flappy dog toys sales from a major UK department store chain.

Total sales to all customers of new products in the third quarter of 2015 that were not sold previously were approximately $911,000. Most of these new product sales came from various new dog/cat bowls with water bath film, our hybrid plastic/stainless steel, banded chalkboard designs, Barking Bistro/Designer Diner models and the recently purchased line of seven Molor bowls/water dispensing combo products. The balance of our new products sales was from new cat toys.

Our two main product categories are toys/accessories (44%) and bowls/feeders (41%). The other 15% of our sales is comprised of edible/consumable catnip products, waste/odor products, health/wellness products, and dog houses. In regard to our two main product categories, our bowls/feeders line had increased sales of 12% and our toys/accessories line had increased sales of 7% compared to the same period a year ago.

We are now shipping much of the newly branded PetZone items and expect the OurPets brand conversion to be complete by the end of this year.

Our cost of goods sold increased by 2.5%, or $283,611, from $11,462,593 in 2014 to $11,746,204 in 2015. The growth in sales added approximately $569,000 to our total variable operating costs. These costs were offset with savings of approximately $453,000 from us reducing our unit variable operating costs from $0.60 to $0.57 per dollar of sales. Much of the unit cost reduction came from products in the toys/accessories category. We improved the margins on these products by approximately 4% using both cost reductions and price increases. We also realized a refund of approximately $94,000 from the US Customs dept. for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. A majority of the inventory was sold in the current year for which these refunds related. Our fixed operating costs increased by approximately $168,000 over last year. The largest items were: (1) an increase in expense accrued for obsolete and excess inventory of approximately $64,000; (2) an increase in rent for outside warehouse storage of approximately $51,000; and (3) an increase in operating payroll related expenses of approximately $42,000.

Due to the reduction in our unit variable operating costs, gross profit margin on sales increased by 2.5%, from 29.1% to 31.6%. This increase along with the increase in sales allowed gross profit margin dollars to increase from $4,713,099 in 2014 to $5,424,591 in 2015.

Our warehouse overhead costs increased in total by a net of approximately $133,000, or 7.3%, from the comparable nine months in 2015. The largest items contributing to the increase were: (1) an increase in operating variable and fixed payroll related expenses of approximately $58,000, (2) the additional charges for outside warehouse rent of approximately $51,000; (3) an increase in warehouse supplies of approximately $13,000; and (4) an increase in operating depreciation expenses of approximately $12,000. These increases were offset by a net decrease of approximately $1,000 in other warehouse overhead costs.

Selling, general and administrative expenses in 2015 were $3,996,794, a decrease of 3.1%, or $129,841, from $4,126,635 in 2014. This decrease was the net result of: (1) a net decrease in salaries and payroll related expenses of approximately $57,000, mostly due to the internal replacement of the VP of sales with the former VP of Strategic Planning and Business Development whose position was not replaced; (2) a decrease in legal expenses of approximately $49,000 (a year ago, we incurred fines from the State of California related to the packaging of our waste management PIK-Up Bags); (3) a decrease in business and product development expenses of approximately $37,000; (4) an increase in selling expenses of approximately $41,000 from increased expenditures for marketing/promotional charges and commissions; and (5) a net decrease of $28,000 in all other selling, general, and administrative expenses. It should be noted that selling, general, and administrative expenses as a percentage of net sales were approximately 23.3% compared to 25.5% for the same nine months a year ago.

Our income from operations increased by $841,333, from $586,464 in 2014 to $1,427,797 in 2015, as a result of the 15.1% increase in gross profit on sales of $711,492 and the decrease in selling, general, and administrative expenses of $129,841.

“Other income” of approximately $41,000 in 2015 and $78,000 in 2014 was mostly from favorable patent litigation settlements.

Interest expense for 2015 was $85,221, a decrease of $12,298, from $97,519 in 2014. This decrease was due to several factors. Even though our average line of credit balance increased by approximately $303,000, interest expense on the line decreased by approximately $2,100 as a result of us decreasing the interest rate. The interest rate is now based on the LIBOR rate plus 2.25% instead of the bank’s prime rate. Interest expense on the $500,000 term loan with First Merit Bank decreased by approximately $5,700 from 2014 to 2015 due to reducing the outstanding principal balance of this loan. Interest expense on subordinated debt increased by a net of approximately $500 due to extra expense owed during the pay-off of the balances of the $350,000 of subordinated debt offset by interest expense saved as a result of the pay-off of another subordinated loan in early 2014. A new term loan agreement for $1,000,000 that was entered into with First Merit Bank in August resulted in additional interest expense of approximately $3,400. Finally, miscellaneous items comprised the remaining $8,400 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Due to the increase in income from 2014 to 2015, income tax expense increased by approximately $290,000.

Net income for 2015 was $886,319 as compared to net income of $359,935 for 2014, an increase of $526,384. This increase was a result of the following changes from 2014 to 2015:

Net revenue increase of 6.2%	$995,103
Cost of goods sold increase of 2.5%	(283,611)
Gross profit increase of 15.1%	711,492
Selling, general and administrative expenses decrease of 3.2%	129,841
Interest expense decrease of 12.6%	12,298
Decrease in other income	(37,131)
Income tax expense increase	(290,116)
Increase in profitability	$526,384

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers with the principal use of cash being for payments to suppliers that manufacture our products and freight charges for shipments to our warehouse and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank and we had $1,526,968 in available funds as of September 30, 2015, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2014, we funded our operating cash requirements primarily through the working capital line of credit. In the first nine months of 2015, we funded our operating cash requirements primarily through the working capital line of credit and the borrowing of additional debt. During the remainder of 2015, we should be able to fund our operating cash requirements with the working capital line of credit, if needed. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2015. We have no material commitments for capital expenditures.

As of September 30, 2015, we had $4,723,396 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$3,473,032
Bank term note ($500,000 original balance)	30 day Libor plus 2.25%	41,667
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	983,333
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	51,654
Capitalized Leases	11.88% and 9.9%	17,168
Lake County Economic Development Loan Program	5.00%	72,588
Note Payable to Molor Products	Non-interest bearing	83,954

The bank line of credit indebtedness of $3,473,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at September 30, 2015, was $5,299,118. The $5,000,000 line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2017. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of September 30, 2015, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 2.38 and a tangible net worth of $7,459,382.

On April 3, 2015, the Company closed on its purchase of various assets from Molor Products.   The assets purchased complement the OurPet’s product line and include molds/tooling and all patent/trademark rights for seven products: the full size and mini Food ‘N’ Fountain deluxe cat and dog bowls; the Cat Buffet, the EZ Store raised dog single bowl “Store N Feed” type product; and other pet bowls currently sold under the Festiva® brand.  The purchase price of the assets was $128,750 and included $43,750 paid in cash and a long-term note payable to Molor Products in the amount of $85,000. The note is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Our Molor product sales during the third quarter of 2015 were $21,876. Our Molor product sales for all of 2015 were $34,881.

On August 24, 2015, the Company entered into a financing commitment with First Merit Bank for a term loan in the amount of $1,000,000. The $1,000,000 note has a five-year term and a monthly variable interest rate of 30 day LIBOR plus 300 basis points.  Monthly payments are $16,667 in principal plus accrued interest at the current interest rate.   The loan will be secured by a cross-collateralized, first position lien on all business assets of OurPet’s currently securing our existing revolving line of credit and term loan.  There are no personal guarantees required and no prepayment penalty. There are no changes in the financial covenants other than the adjusted tangible capital requirement, which was increased to a minimum of $6,000,000 effective September 30, 2015.  The Company used $410,000 of the funds borrowed to pay off the $350,000 of Subordinated Debt and $60,000 of related accrued interest that would have been due in November of 2015. The balance of $590,000 will be used to fund capital expenditures comprised mostly of new product molds/tooling, computer software and a new phone system.

Change in Cash

Net cash used in operating activities for the nine months ended September 30, 2015, was $655,284. Cash was provided by the net income for the nine months of $886,319, as well as the non-cash charges for depreciation of $456,981, amortization of $59,328, stock option expense of $18,000, and loss on fixed assets written off of $20,656.

Cash was used by the net change of $2,096,568 in our operating assets and liabilities as follows:

Accounts Receivable increase	$(932,311)
Inventories increase	(908,560)
Prepaid Expenses decrease	11,467
Amortizable Intangible Assets increase	(36,524)
Accounts Payable decrease	(245,097)
Accrued Expenses increase	91,161
Deferred Tax Liability decrease	(76,704)
Net Change	$2,096,568

Accounts receivable increased due to the increase in sales. Inventories increased due to bringing in more products in preparation of and transition to our new dual brand strategy. We anticipate the level of inventory to decrease after the holiday season by which time all customers will be transitioned over to the new brands. Accounts payable decreased due to our accelerating payments to suppliers who agreed to share recent currency exchange rate gains. Accrued expenses increased mostly from expecting higher income tax expense for the year and also from anticipating more marketing/promotional charges due to agreements with certain customers.

Net cash used for investing activities for the nine months ended September 30, 2015, was $490,341. This cash was mostly used for the purchase of software to assist with forecasting, tooling costs related to our new Barking Bistro product and a new phone system. Cash provided by financing activities for the nine months ended September 30, 2015, was $1,054,952 and consisted of: (1) net increased borrowings on the bank line of credit of $611,000; (2) borrowing of a new term loan in the amount of $1,000,000; and (3) principal payments on long-term debt of $556,048.

Net cash used by operating activities for the nine months ended September 30, 2014, was $968,157. Cash was provided by the net income for the nine months of $359,935, as well as the non-cash charges for depreciation of $430,988, amortization of $58,491, loss on disposal of fixed assets of $12,323, and stock option expense of $9,000. Cash was used by the net change of $1,838,894 in our operating assets and liabilities.

Accrued expenses decreased due to the payment of estimated federal and local taxes and the payment of employee bonuses related to 2013 earnings. Inventories increased due to bringing in product to prepare for the branding and repackaging of our products under our new dual brand strategy. Accounts payable increased as a result of the increase in inventories.

Net cash used for various purchases for the nine months ended September 30, 2014, was $398,816. This cash was used for the acquisition of a new corporate show booth and for tooling costs related to our new EZ Scoop product. Cash provided by financing activities for the nine months ended September 30, 2014, was $1,386,211. It consisted of net increased borrowings on the bank line of credit of $1,649,000 and issuances of common stock of $72,500, offset by principal payments on debt of $335,289.

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

In our Form 10-K for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, inventory, inventory reserves, accounts receivable, property and equipment, advertising costs, product warranties, and prepaid expenses. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2015, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. The Company has implemented additional controls to enhance our existing control framework over revenue recognition for our quarterly and annual reporting.

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

OURPET’S COMPANY

Dated: November 16, 2015	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 16, 2015	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

