Form 10-K
period 2015-12-31
OURPETS CO
filed 2016-03-30
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes     ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2015 were $23,819,189. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $4,967,749 as of June 30, 2015. As of February 15, 2016, the registrant had 17,625,739 shares of Common Stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K. Except as otherwise stated, the information in this Form 10-K is as of December 31, 2015.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2015

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

PART I

Item 1. Business.

Our management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In 1996, Napro formed a wholly owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s® label. Napro then changed its name to OurPet’s Company effective March 19, 1998. On July 16, 1998, Manticus, Inc. (“Manticus”), a Colorado corporation, obtained all of the outstanding shares of OurPet’s/Napro in exchange for 8,000,000 shares of Manticus common stock. After the transaction, the former holders of OurPet’s/Napro shares owned approximately 89% of Manticus’ shares. Effective August 10, 1998, OurPet’s/Napro was merged into Manticus and ceased to exist. Prior to this merger, no affiliation or other relationship existed between Manticus and us or our shareholders. Operations for the newly merged entity were, and continue to be, conducted in Ohio. Manticus proceeded to become licensed in the State of Ohio as a foreign corporation, known as OurPet’s Company. Effective October 12, 1998, Manticus’ Articles of Incorporation were amended in the State of Colorado to reflect its new name as OurPet’s Company. After the merger, management of the former OurPet’s/Napro assumed management of the surviving company. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the pet specialty, mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products.

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “To exceed pet and pet parent expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats, and birds. Products are marketed under the OurPet’s®, Pet Zone®, Flappy®, SmartScoop®, Ecopure Naturals ®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, Festiva®, and Cosmic Pet™ labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

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

Market factors pointing to a healthier growth rate include: (1) the industry’s success in emphasizing the human-animal bond, which drives sales of premium products; (2) the strong market presence of upper-income households willing to spend heavily on pet supplies; (3) the growing population of pets with specialized health needs (notably, approximately 40% of pets are seniors); and (4) the expansion of the pet specialty channel. The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

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

Grocery Chains—e.g. Kroger, Publix

Pet Food Manufacturers—e.g. Nestle Purina

Pet Distributors—e.g., Bradley Caldwell

International Customers—e.g. Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal. As such, written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 220 customers to whom we sell products, with the total number and specific customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10% or more of our sales. For the year ended December 31, 2015, $6,039,847 (25.4%) of our revenue was derived from Wal-Mart. For more information, see our Consolidated Financial Statements, notes, and tables included in this Form 10-K.

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

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys, and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, East Asia, Southeast Asia, and Mexico.

Most of our products are proprietary and we have been granted or assigned 92 United States and international patents and have 70 United States and international patents pending for cat and dog toys, dog feeders, and waste management products. We registered trademarks for “The OurPet’s Company” as our corporate identity, and “OurPets” as our pet specialty brand as well as Pet Zone® for the Food, Drug and Mass retail channel. To protect our trade names we obtained 60 trademark registrations and applied for 15 trademark registrations, which are still pending.

As of January 26, 2015, we had a total of 54 employees, 51 of which are full time employees. These employees consist of: 5 officers; 12 employees (not including 2 officers) in sales and marketing; 1 employee in business & product development; 4 employees (not including 2 officers) in finance and administration; 8 employees (not including 1 officer) in operations; 1 employee in quality assurance; and 23 employees (3 of them part time) in production, warehousing and shipping, at our Fairport Harbor, Ohio and Mentor, Ohio facilities. Most of our manufacturing is subcontracted to outside vendors. However, we do perform some light manufacturing at our Mentor, Ohio facility for the production of catnip and tuna consumable products. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe we have good relations with our employees.

In January 2014, the Company contracted with a Professional Employer Organization (PEO) which co-employs the company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (HR) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January of 2016 primarily for the purpose of obtaining better benefits at lower costs.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $308,202 for the year ended December 31, 2015 and $491,997 for the year ended December 31, 2014.

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

We are one of many companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with domestic and foreign companies, who also manufacture their products in low cost areas such as Mexico, India, East Asia and Southeast Asia. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely affect our sales if this trend continues or these retailers are unable to emerge from bankruptcy protection.

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

We are and will continue to depend on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; Konstantine S. Tsengas, Chief Operating Officer, Vice President of Operations and Secretary; Scott R. Mendes, Chief Financial Officer; Kathleen Homyock, Vice President of Sales and New Business Development; and Gabriella Chessman, Vice President of Marketing. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 92 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability. Competitors might successfully challenge the validity, scope, or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Moreover, the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 70 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

Our ability to compete may decline if we are required to enforce or defend our intellectual property rights through costly litigation or administrative proceedings.

Our intellectual property rights are important to the success of our business. As a result, from time to time we must bring or defend ourselves in infringement actions. Overall, proceedings to enforce or defend our intellectual property rights can result in substantial costs, even if the eventual outcomes are favorable to us. These additional costs would divert both funds and other resources from our business objectives. If the outcome of any such proceedings is unfavorable and competitors are able to use our patented products without payment to us, our ability to compete effectively could be harmed.

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

We currently have 17,625,739 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2015, we had outstanding 187,116 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,871,160 shares of Common Stock at conversion rates of $1.00 per share for 63,500 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of December 31, 2015, we had outstanding 874,743 warrants to purchase an aggregate of 874,743 shares of Common Stock at exercise prices ranging from $0.415 to $0.593 per share and options to purchase an aggregate of 584,360 shares of Common Stock at exercise prices ranging from $0.410 to $1.270 per share. We have reserved an aggregate of 1,279,001 shares of Common Stock for issuance under the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of and liquidity in the market for shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

Like other microcap companies, the market price of our common stock can be volatile, and sales of shares by our directors and officers could cause decreases in price.

The market price of the securities of many emerging companies similar to ours has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, as a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. We have experienced and expect to continue experiencing limited trading volume in our Common Stock, which may have a significant effect on the market price of our Common Stock. As of February 15, 2016, our directors and officers and their affiliates controlled more than 60.0% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of our Common Stock.

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

In preparing our financial statements in accordance with generally accepted accounting principles, our management often must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ materially from those estimates, which, in turn, may impact earnings reported for a certain period.

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

Future changes in standards, rules, practices or interpretation may impact our financial results.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards, or any changes to the interpretations of these standards or rules, or changes in practices under these standards and rules, may adversely affect our reported financial results or the way we conduct our business.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on our internal control over financial reporting and other control-related matters. Because we are currently a smaller reporting company, our independent auditors are not required to attest to our internal controls over financial reporting in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease a 64,000 square foot production, warehouse, and office facility in Fairport Harbor, Ohio and a 26,000 square foot production, warehouse, and office facility in Mentor, Ohio from a related entity, Senk Properties LLC (“Senk Properties”). Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our Chairman, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Chief Operating Officer, Vice President and Secretary, as well as a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company.

We entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. At the end of 2015, we were in the fourth year of the lease and are currently paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for the facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. In 2015, we were in the fourth year of the lease and paid the monthly rental rate of $9,083. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We are also currently renting space from two nearby warehouses in Ohio, Midwest Global Distribution Center in Warrensvillle Heights and Statewide Warehousing in Mentor. The Midwest warehouse, approximately 15,000 square feet, is used primarily for storage and fulfilling orders to Wal-Mart. The Statewide warehouse, approximately 25,000 square feet, is used primarily for storage of slower moving inventory. Both warehouses are paid according to monthly agreements and may be cancelled by either party with a 30 day written notice. Space at the Midwest warehouse is rented at a rate of $0.33 per square foot per month. Space at the Statewide warehouse is rented at a rate of $0.36 per square foot per month.

We believe these facilities will provide adequate warehouse and office space to meet our needs for the foreseeable future. Any long-range future growth can be accommodated by expanding these facilities or leasing more nearby space. In the opinion of our management, all of the properties described here are adequately covered by insurance and such coverage is in accordance with the requirements contained in our various debt agreements.

Item 3. Legal Proceedings.

 In the normal course of conducting our business, we may become involved in litigation matters, including, but not limited to, preference claims by debtors in bankruptcy proceedings and patent infringement. We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Markets OTCQX under the symbol “OPCO” and has traded under the symbol “OPCO” since December 13, 2001. The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (according to the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2014	1.33	0.91
June 30, 2014	1.20	0.91
September 30, 2014	1.04	0.72
December 31, 2014	0.85	0.68
March 31, 2015	0.85	0.70
June 30, 2015	0.80	0.65
September 30, 2015	0.77	0.63
December 31, 2015	1.00	0.65

As of March 10, 2016, we had approximately 816 holders of record of our Common Stock.

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

On January 28, 2010, and February 1, 2010, OurPet’s sold an aggregate of 123,616 shares of its Series 2009 Preferred Stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All were previously reported in Form 8-K filed February 2, 2010 except for 6,572 shares totaling $46,004 purchased by two additional accredited investors on February 1, 2010. All shares are convertible at any time into Common Stock shares at a conversion price of $.70 per common share, subject to adjustment for stock splits, combinations, and similar transactions. All shares receive a 6% ($.42) cash dividend payable on December 1 of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In accordance with the above provisions, in December 2015 and 2014, the Company paid $51,919 each year in cash dividends to holders of this Series 2009 Preferred Stock.

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

Overview

OurPet’s develops, designs, produces, and markets a broad line of consumer products containing innovative, high-quality accessory and consumable pet products. We have primarily adopted a two brand strategy: OurPets® for the Pet Specialty channel and Pet Zone® for the food, drug and mass retail channel. We are continuing with a number of sub-brands or descriptors comprised of our previous brands: Play-N-Squeak® www.playnsqueak.com; SmartScoop® www.smartscoop.com; EcoPure Naturals® www.ecopurenaturals.com; Flappy® Dog Toys www.flappydogtoys.com; Go! Cat Go®! cat toys; Durapet® premium stainless steel bowls; Festiva® bowls and feeders; petzonebrand.com® dog waste management products, wild bird feeders, dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

Consolidated net revenue for 2015 was $23,819,189, an increase of approximately 4.6% in revenue from $22,770,562 in 2014. Sales to distributors, e-commerce customers, national chains, and regional chains comprised over 95% of our revenue in both 2014 and 2015. All of these customer types experienced growth from 2014 to 2015.

Cost of goods sold increased by a net of $310,073, or 1.9%, from $15,959,603 in 2014 to $16,269,676 in 2015. Our variable and fixed warehouse and overhead costs increased in total by approximately $203,000, or 8.2%, from the comparable twelve months in 2014 due mostly to increased storage and payroll expenses.

Gross profit dollars increased by approximately $739,000 to $7,549,513 for 2015, from $6,810,959 for the prior year. Gross profit margin increased 1.8% to 31.7% in 2015 from 29.9% in 2014.

Selling, general and administrative (“S, G & A”) expenses in 2015 were $5,389,897, a decrease of 3.9%, or $219,037, from $5,608,934 in 2014.

Interest expense for 2015 was $115,735, a decrease of $11,036, or 8.7%, from $126,771 in 2014. Income tax expense in 2015 increased to $750,592 from $373,007 in 2014.

As a result of all the changes above, net income increased by $567,637, from $769,275 in 2014 to $1,336,912 in 2015.

During 2015, we had a net increase of $405,138 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of December 31, 2015, and December 31, 2014, we had balances of $3,267,170 and $2,862,032, respectively. At December 31, 2015, we were in compliance with all bank financial covenants.

The following summarizes our financing activities in 2015:

•	On April 3, 2015, the Company closed on its purchase of various assets from Molor Products. The assets purchased complement the OurPet’s product line and include molds/tooling and all patent/trademark rights for seven bowl/feeder products. The purchase price of the assets was $128,750 and included $43,750 paid in cash and a long-term note payable to Molor Products in the amount of $85,000.

•	On May 27, 2015, we extended our $5,000,000 credit facility through June 30, 2017.

•	On August 24, 2015, the Company entered into a financing commitment with First Merit Bank for a five year term loan in the amount of $1,000,000. The Company used $410,000 of the funds borrowed to pay off the $350,000 of Subordinated Debt and $60,000 of related accrued interest that would have been due in November of 2015. The balance of $590,000 was used to fund capital expenditures.

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers. The principal use of such cash is for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and our customers. Our investing activities use cash primarily for the acquisition of equipment such as product molds, warehouse equipment, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank, which had $1,732,830 in available funds at December 31, 2015, based upon the balance of accounts receivable and inventories at that date.

As of December 31, 2015, we had $4,420,308 in principal amount of indebtedness consisting of:

Debt	Interest Rate	Balance
Bank line of credit - $5,000,000	30 Day Libor plus 2.25%	$3,267,170
Bank term note ($1,000,000 original balance)	30 Day Libor plus 3.0%	950,000
Note Payable to Molor Products	Non-interest bearing	83,358
Lake County Economic Development Loan ($125,000 original balance)	5.0%	66,393
Ohio 166 note ($225,000 original balance)	3.25%	39,882
Capitalized leases	11.88% and 9.9%	13,505

The bank line of credit indebtedness of $3,267,170 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at December 31, 2015 was $5,272,805. The $5,000,000 line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2017. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of December 31, 2015, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 2.39 and a tangible net worth of $7,858,185.

On April 3, 2015, the Company closed on its purchase of various assets from Molor Products.   The assets purchased complement the OurPet’s product line and include molds/tooling and all patent/trademark rights for seven bowl/feeder products: the full size and mini Food ‘N’ Fountain deluxe cat and dog bowls; the Cat Buffet, the EZ Store raised dog single bowl “Store N Feed” type product; and other pet bowls currently sold under the Festiva® brand.  The purchase price of the assets was $128,750 and included $43,750 paid in cash and a long-term note payable to Molor Products in the amount of $85,000. The note is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Our Molor product sales during 2015 were $54,743.

On May 27, 2015, we extended our $5,000,000 credit facility through June 30, 2017. The eligible inventory in the borrowing base was increased to a maximum of $2,500,000 from $2,000,000. All other terms of the loan agreement remained the same.

On August 24, 2015, the Company entered into a financing commitment with First Merit Bank for a term loan in the amount of $1,000,000. The $1,000,000 note has a five-year term and a monthly variable interest rate of 30 day LIBOR plus 300 basis points.  We make monthly payments in the amount of $16,667 in principal plus accrued interest at the current interest rate.   The loan is secured by a cross-collateralized, first position lien on all business assets of OurPet’s currently securing our existing revolving line of credit.  There are no personal guarantees required and no prepayment penalty. There are no changes in the financial covenants other than the adjusted tangible capital requirement, which was increased to a minimum of $6,000,000 effective September 30, 2015.  The Company used $410,000 of the funds borrowed to pay off the $350,000 of Subordinated Debt and $60,000 of related accrued interest that would have been due in November of 2015. The balance of $590,000 was used to fund capital expenditures comprised mostly of new product molds/tooling, warehouse equipment, computer software and a new phone system.

The term loan of $500,000, which was borrowed on December 7, 2012 from First Merit Bank, was paid off with scheduled payments during 2015.

Our short-term and long-term liquidity will continue to depend on our ability to achieve positive cash-flow on our operations and to increase sales of our products. In 2014 and 2015, we funded our operating cash requirements primarily with our working capital line of credit. In 2016, we will likely continue to rely on our working capital line of credit as we reduce inventory. Based on our bank’s amended loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2016.

We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2015 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short and Long Term Debt	$4,406,803	$265,450	$3,707,995	$433,358	$-
Capital Lease Obligations	13,505	11,440	2,065	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Operating Leases	4,055,228	545,754	1,116,755	1,162,727	1,229,992
Total Contractual Cash Obligations	$8,475,536	$822,644	$4,826,815	$1,596,085	$1,229,992

Net cash used by operating activities for the year ended December 31, 2015 was $128,877. Cash was provided by the net operating income for the year of $1,336,912, as well as the non-cash charges for depreciation of $619,647, amortization of $76,341, stock option expense of $14,211, and loss on fixed assets written off of $25,157. Cash was decreased by $2,201,145 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(1,178,362)
Inventories increase	(1,020,498)
Prepaid expenses increase	(104,083)
Amortizable Intangible Asset increase	(49,619)
Accounts payable increase	92,867
Accrued expenses increase	6,367
Deferred Tax liability increase	52,183
Net change	$(2,201,145)

Accounts receivable increased by approximately $1,200,000 primarily due to renegotiated payment terms with our largest customer and partly due to increased sales. Inventories increased by approximately $1,020,000 due to bringing in product to for our new dual brand strategy. Prepaid expenses increased by approximately $104,000 due to increased prepayments for shows, income taxes, investor relations, and inventory. Amortizable intangible assets increased by approximately 50,000 due to obtaining more patents. Accounts payable increased by approximately $93,000 primarily due to the increase in inventories.

Net cash used in investing activities for the year ended December 31, 2015 was $663,516. The funds were used primarily for the acquisition of tooling and molds for our “Barking Bistro” and “Flappy” products, a new telephone system, and software for forecasting.

Net cash provided by financing activities in 2015 was $699,945. Net borrowings on the bank line of credit amounted to $405,138. The new term loan borrowed from First Merit Bank provided $1,000,000 in cash. Approximately $653,000 was used to reduce term loan principal and capital leases. The cash dividend paid on Preferred Stock accounted for approximately $52,000.

Net cash provided by operating activities for the year ended December 31, 2014 was $70,480. Cash was provided by the net operating income for the year of $769,275, as well as the non-cash charges for depreciation of $571,587, amortization of $79,353, stock option expense of $33,809, and loss on fixed assets written off of $52,633. Cash was decreased by $1,436,177 due to changes in our operating assets and liabilities.

 Accounts receivable increased by approximately $305,000 due to the increase in sales of approximately $1,200,000 from 2013 to 2014. Inventories increased by approximately $1,000,000 due to bringing in product to prepare for our new dual brand strategy. Prepaid expenses increased by approximately $81,000 due to increased prepayments for shows, income taxes, and inventory. Amortizable intangible assets increased by approximately $93,000 due to obtaining more patents, which cost approximately $66,000, and incurring approximately $27,000 to improve our websites. Accounts payable increased by approximately $320,000 primarily due to the increase in inventories. Accrued expenses decreased by approximately $296,000 primarily due to decreases in accrued profit sharing/bonus and accrued taxes payable from having less income in 2014 than 2013.

Net cash used in investing activities for the year ended December 31, 2014 was $502,559. The funds were used primarily for the acquisition of tooling and molds for our new “EZ Scoop” product and a new corporate booth for shows.

Net cash provided by financing activities in 2014 was $566,552. Net borrowings on the bank line of credit amounted to $1,029,000. Issuances of Common Stock provided approximately $87,000 in cash. Approximately $498,000 was used to reduce term loan principal and capital leases. The cash dividend paid on Preferred Stock accounted for approximately $52,000.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

In the following discussion all references to 2015 are for the year ended December 31, 2015 and all references to 2014 are for the year ended December 31, 2014.

Sales increased by approximately $1,049,000, or 4.6%, to $23,819,189 in 2015 from $22,770,562 in 2014. Both price and volume increases accounted for this growth. Sales to distributors, e-commerce customers, national chains, and regional chains comprised over 95% of our revenue in both 2015 and 2014. All of these customer types experienced growth from 2014 to 2015. The largest growth in revenue came from sales to national chain customers, which increased by approximately $586,000 from 2014 to 2015, followed by sales to distributors, which grew by approximately $256,000 during the same time period.

We continue to focus on three main channels: “grocery, drug, mass,” “pet specialty,” and “e-commerce.” We also occasionally sell our products in “value” and “closeout” channels, among others. This past year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand is sold to the “grocery, drug, mass” channel while the OurPets brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel. In 2015, sales remained about the same in the “grocery, drug, mass retail” channel. Sales increased in the “pet specialty” channel by 11.8% and in the “e-commerce” channel by 6.3%.

In 2015, toys/accessories with 47.2% of our net sales and bowls/feeders with 38.7% of our net sales, continued to be our two largest product categories. Both of these categories experienced growth from 2014 to 2015. The toys/accessories category grew by approximately $406,000, or 3.6%, from 2014 to 2015. The bowls/feeders category grew by approximately $938,000, or 11.0%, from 2014 to 2015. The edibles/consumables category comprised 5.9% of our sales and decreased by 8.0% from 2014 to 2015. The decrease was mostly from lower sales to a value-chain customer who chose to discontinue a product. The waste/odor category comprised 4.5% of our sales and grew by 13.9% from 2014 to 2015. We expect this category to become more important in the coming year as we have several new products being developed, including our new “Kitty Potty” and “Switchgrass/Bio Char Natural Litter.”

In terms of dog products vs. cat products, cat products continued to be the largest proportion of our sales with 57% of total sales while dog products comprised 41%. Miscellaneous items comprised the other 2%. Cat products grew by about 1% from last year due to increased toy sales offset by reduced edible/consumable product sales. Dog products grew by 11% over last year due to the increase in bowl/feeder sales.

Our sales to international customers generated about $2,620,000 in revenue or about 11% of total sales for the year. International sales decreased by a net of approximately $300,000, or 10.3%, compared to a year ago when they comprised approximately 13% of our sales. Most of our international sales continue to come from Canada (59% for the year) and the United Kingdom (26% for the year). Sales to customers in Canada were up by approximately $16,000, or 1.1%, from a year ago. The weakening Canadian dollar contributed to a lower Canadian purchasing power and prevented sales from increasing at a greater rate. Sales to customers in the United Kingdom were down by approximately $309,000, or 31.5%, from a year ago, due to decreased sales of toys to two of our larger customers in that region. Sales to customers in Brazil were also down compared to a year ago by approximately $62,000 due to the devaluation of Brazil’s currency. Sales made to our main distributor in Taiwan increased by approximately $37,000 over a year ago due to increased sales of a variety of products.

Sales to all customers for new products in 2015 that were not sold in 2014 were approximately $1,188,000, or about 5.0% of our total sales. Most of these new product sales came from various new dog/cat bowls with water bath film, our hybrid plastic/stainless steel, banded chalkboard designs, Barking Bistro/Designer Diner models and the recently purchased line of seven Molor bowls/water dispensing combo products. The balance of our new products sales was from new cat toys.

In March 2016, we introduced our “Intelligent Pet Care” product line at the Global Pet Expo. These products use Bluetooth technology to communicate information to pet owners’ smartphones about their pets We also displayed our “Fly-By Spin Toys,” new waste management products, and new designs for our bowl/feeder line. We expect these products to contribute to our revenue growth in the coming year.

Cost of goods sold increased by 1.9%, or a net of $310,073, to $16,269,676 in 2015 from $15,959,603 in 2014. The growth in sales added approximately $600,000 to our total variable operating costs. These costs were offset with savings of approximately $516,000 from the reduction of our unit variable operating costs from $0.59 to $0.57 per dollar of sales. We lowered our cost of components on a variety of products and also negotiated payment discounts as a result of exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. In addition, we realized a refund of approximately $93,000 from the US Customs Department for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. A majority of the inventory was sold in the current year for which these refunds related. Our fixed operating costs increased by approximately $226,000 over last year. The largest items were: (1) an increase in rent for outside warehouse storage of approximately $64,000; (2) an increase in operating payroll related expenses of approximately $48,000; (3) an increase in expense accrued for obsolete and excess inventory of approximately $45,000; and (4) an increase in depreciation expenses of approximately $33,000.

The increased sales resulted in an increase in gross profit dollars of 10.8%, or $738,554, from 2014 to 2015. Gross profit margin increased by 1.8% to 31.7% in 2015 from 29.9% in 2014 as a result of the decrease in unit variable operating costs.

Our variable and fixed warehouse and overhead costs increased in total by approximately $203,000, or 8.2%, from the comparable twelve months in 2014 due mostly to the increased storage and payroll expenses.

S, G & A expenses in 2015 were $5,389,897, a decrease of 3.9%, or $219,037, from $5,608,934 in 2014. This decrease was the net result of: (1) a net decrease in salaries and payroll related expenses of approximately $70,000, mostly due to the internal replacement of the VP of sales with the former VP of Strategic Planning and Business Development whose position was not replaced; (2) a decrease in business and product development expenses of approximately $67,000; (3) a decrease in legal expenses of approximately $43,000; and (4) a net decrease in professional expenses of approximately $34,000, mostly from decreased consulting expenses. The remaining approximately $5,000 variance is comprised of numerous other S, G & A line items, none of which is individually significant.

 Our “income from operations” increased by approximately $958,000, from $1,202,025 in 2014 to $2,159,616 in 2015. This increase was the result of S, G & A expenses decreasing by $219,037 and the gross profit on sales increasing by $738,554.

Other income for 2015 was $43,623, compared to other income of $67,028 in 2014. In both years, the income was primarily from patent litigation settlements. The income in 2014 was partially offset by legal fines paid to the state of California for settlement of an ongoing legal issue.

Interest expense for 2015 was $115,735, a decrease of $11,036, or 8.7%, from $126,771 in 2014. Even though our average line of credit balance increased by approximately $301,000, interest expense on the line only increased by approximately $300 as a result of us decreasing the interest rate. The interest rate is now based on the 30 day LIBOR rate plus 2.25% instead of the bank’s prime rate. Interest expense on the $500,000 term loan with First Merit Bank decreased by approximately $6,700 from 2014 to 2015 due to paying off the outstanding principal balance of this loan. Interest expense on subordinated debt decreased by approximately $5,100 due to paying off these balances, part in 2014 and the remainder in 2015. The new term loan agreement for $1,000,000 that was entered into with First Merit Bank in August resulted in additional interest expense of approximately $11,300. Finally, miscellaneous items comprised the remaining $10,800 reduction in interest expense, including the pay-off of the loans to Beachcraft L.P. and Over the Hill Ltd. at the end of 2014.

Income tax expense in 2015 increased to $750,592 from $373,007 in 2014. The $377,585 increase was due to (1) an increase in the estimate for federal income tax expense due of approximately $342,000, (2) an increase in the estimate of local income tax expense due of approximately $20,000, and (3) a change in the deferred tax account of approximately $16,000. The increase in tax due was a result of the increase in income for 2015 over 2014. The increase in the deferred tax account was a result of increasing the amount of fixed assets that qualified as Section 179 property.

Net income increased by $567,637, from $769,275 in 2014 to $1,336,912 in 2015. This increase was as a result of the following changes from 2014 to 2015:

Net revenue increase of 4.6%	$1,048,627
Cost of goods sold increase of 1.9%	(310,073)
Gross profit increase of 10.8%	738,554
Selling, general, and administrative expenses decrease of 3.9%	219,037
Other expense/income decrease	(23,405)
Interest expense decrease of 8.7%	11,036
Income tax expense increase	(377,585)
Increase in profitability	$567,637

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

Revenue Recognition. With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat® , Smarter Toys®, Festiva® and Clipnosis® brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2015 and 2014, and for the years then ended, together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Page No.
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets	30-31
Consolidated Statements of Operations	32
Consolidated Statements of Stockholders’ Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35-48

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our President and Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2015.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be held on June 1, 2016 (the “Proxy Statement for the 2016 Annual Meeting”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2016 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Shareholders” of our Proxy Statement for the 2016 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” and “Board of Directors—Director Independence” of our Proxy Statement for the 2016 Annual Meeting.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Auditing Firm Fees” contained in our Proxy Statement for the 2016 Annual Meeting.

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.3	1999 Stock Option Plan.(1)

10.4	Standard Option Agreement.(1)

10.5	Standard Common Stock Purchase Warrant.(1)

10.6	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.7	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.8	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.9	PetsMart 2001 Vendor Purchasing Terms.(1)

10.10	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.11	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.12	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.13	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.14	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.15	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.16	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.17	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.18	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.19	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.20	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.21	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.22	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.23	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.24	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.25	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.26	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.27	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.28	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.29	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.30	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.31	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.32	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.33	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.34	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.35	2008 Stock Option Plan(14)

10.36	First Amendment to the 2008 Stock Option Plan(15)

10.38	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.38	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.39	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.40	Form of Warrant.(17)

10.41	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.42	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.43	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.44	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.45	Form of Warrant.(20)

10.46	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.47	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.48	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.49	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.50	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.51	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.52	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.53	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.54	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.55	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.56	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.57	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.58	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.59	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.60	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.61	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.62	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.63	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.64	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.65	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.66	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.67	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.68	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.69	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

10.70	Employment Agreement dated May 31, 2013 between Scott R. Mendes and OurPet’s Company. (31)

10.71	Employment Agreement dated May 31, 2013, 2013 between Konstantine S. Tsengas and OurPet’s Company. (31)

10.72	Loan Agreement, dated June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.73	Cognovit Promissory Note, dated June 20, 2013, executed by OurPet’s Company in favor of the Board of Lake County Commissioners. (32)

10.74	Security Agreement, dated December June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.75	Amendment to Note, dated November 12, 2013, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (33)

10.76	Business Loan Agreement (Asset Based), dated April 16, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(34)

10.77	Promissory Note in the principal amount of $5,000,000, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.78	Promissory Note in the principal amount of $277,777.92, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.79	Amended Promissory Note, dated September 4, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (35)

10.80	Business Loan Agreement (Asset Based), dated May 27, 2015, between OurPet’s Company, Virtu Company, SMP Company, Incorporated, and FirstMerit Bank, N.A.(36)

10.81	Promissory Note in the principal amount of $5,000,000, dated May 27, 2015, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated.(36)

11	Statement of Computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

(31)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 3, 2013.

(32)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2013.

(33)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on November 18, 2013.

(34)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on April 17, 2014.

(35)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 8, 2014.

(36)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on May 29, 2015.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, Chief Executive Officer and	March 30, 2016
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	March 30, 2016
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	March 30, 2016
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	March 30, 2016
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	March 30, 2016
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	March 30, 2016
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2015

and

DECEMBER 31, 2014

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries (the “Company”), a Colorado corporation, as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. OurPet’s Company and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ NMS, Inc.
Certified Public Accountants

Mentor, Ohio

March 25, 2016

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$100,000	$192,448
Accounts receivable - trade, less allowance for doubtful accounts of $37,824 and $39,539	4,294,810	3,116,448
Inventories net of reserve	7,914,613	6,894,115
Prepaid expenses	582,676	478,593
Total current assets	12,892,099	10,681,604

PROPERTY AND EQUIPMENT
Computers and office equipment	930,094	883,163
Warehouse equipment	561,173	567,816
Leasehold improvements	291,597	276,952
Tooling	4,334,257	3,885,401
Construction in progress	222,259	157,031
Total	6,339,380	5,770,363
Less accumulated depreciation	4,466,120	4,000,815
Net property and equipment	1,873,260	1,769,548

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $493,690 and $417,349	357,341	384,063
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	903,855	930,577

Total assets	$15,669,214	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2015	2014

LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$276,890	$601,632
Accounts payable - trade	1,582,849	1,489,982
Other accrued expenses	571,858	565,491
Total current liabilities	2,431,597	2,657,105

LONG-TERM LIABILITIES
Long-term debt - less current portion above	876,248	119,780
Revolving Line of Credit	3,267,170	2,862,032
Deferred Income Taxes	333,834	281,651
Total long term liabilities	4,477,252	3,263,463

Total liabilities	6,908,849	5,920,568

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,625,739 and 17,553,007 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively	5,082,566	5,031,766

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2015 and December 31, 2014	865,312	865,312
PAID-IN CAPITAL	67,518	53,307

ACCUMULATED EARNINGS	2,165,119	930,926
Total stockholders' equity	8,760,365	7,461,161

Total liabilities and stockholders' equity	$15,669,214	$13,381,729

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2015	2014

Net revenue	$23,819,189	$22,770,562

Cost of goods sold	16,269,676	15,959,603

Gross profit on sales	7,549,513	6,810,959

Selling, general and administrative expenses	5,389,897	5,608,934

Income from operations	2,159,616	1,202,025

Other (income) and expense, net	(43,623)	(67,028)
Interest expense	115,735	126,771

Income before income taxes	2,087,504	1,142,282

Income tax expense	750,592	373,007

Net income	$1,336,912	$769,275

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock
Net Income	$0.07	$0.04

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,569,744	17,046,577

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,262,742	18,159,204

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2013	63,500	$579,850	123,616	$865,312	16,657,660	$4,901,563	$19,498	$256,750	$6,622,973

Common Stock issued upon exercise of stock options and warrants	-	-	-	-	831,847	87,023	-	-	87,023
Net income	-	-	-	-	-	-	-	769,275	769,275
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	43,180	-	(43,180)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	33,809	-	33,809

Balance at December 31, 2014	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

Common Stock issued upon exercise of stock options	-	-	-	-	9,232	-	-	-	-
Net income	-	-	-	-	-	-	-	1,336,912	1,336,912
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	50,800	-	(50,800)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	14,211	-	14,211

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

The accompanying notes are an integral part of these consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,336,912	$769,275
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	25,157	52,633
Depreciation expense	619,647	571,587
Amortization expense	76,341	79,353
Stock option expense	14,211	33,809
Increase in assets:
Accounts receivable - trade	(1,178,362)	(305,309)
Inventories	(1,020,498)	(1,017,391)
Prepaid expenses	(104,083)	(81,325)
Amortizable Intangible Asset Additions	(49,619)	(92,566)
Increase (decrease) in liabilities:
Accounts payable - trade	92,867	320,057
Accrued expenses	6,367	(295,519)
Deferred tax liabilities	52,183	35,876
Net cash provided by (used in) operating activities	(128,877)	70,480

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(663,516)	(502,559)
Net cash used in investing activities	(663,516)	(502,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(653,274)	(497,552)
Principal borrowings of long-term debt	1,000,000	-
Net borrowing on bank line of credit	405,138	1,029,000
Issuances of Common Stock	-	87,023
Dividends paid on Preferred Stock	(51,919)	(51,919)
Net cash provided by financing activities	699,945	566,552
Net increase (decrease) in cash	(92,448)	134,473

CASH AT BEGINNING OF PERIOD	192,448	57,975
CASH AT END OF PERIOD	$100,000	$192,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$160,812	$144,112
Income taxes paid	$737,975	$520,909

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$6,933	$539,128
Common Stock issued in payment of Preferred Stock Dividend	$50,800	$43,180
Tooling Obtained through Asset Purchase	$85,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Organization and Nature of Operations – OurPet’s Company (the “Company”) management originally founded Napro, Inc. (“Napro”), an Ohio corporation, in 1985 as an enterprise for launching new ventures and acquiring companies in various lines of business. In February 1996 Napro formed a wholly-owned Ohio subsidiary, Virtu Company (“Virtu”), to market proprietary products to the retail pet business under the OurPet’s label. Napro then changed its name to OurPet’s Company effective March 19, 1998. In August 1998, the Company merged into Manticus, Inc., a Colorado corporation and, ultimately, Manticus changed its name to OurPet’s Company.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Policy of Cash Equivalents – For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less when purchased.

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2015 and 2014 in the amount of $37,824 and $39,539, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. In 2013, the Company purchased a credit risk insurance policy that covers most of its international customers.

Inventory – Inventories are carried at the lower of cost or estimated net realizable value. Costs for finished goods, components, packaging, and work in process are determined under the first-in, first-out method.

Inventories at December 31, 2015 and December 31, 2014 consist of:

	2015	2014
Finished goods	$6,676,172	$5,590,995
Components, packaging and work in process	1,452,192	1,462,196
Inventory reserve	(213,751)	(159,076)
Total	$7,914,613	$6,894,115

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2015 and 2014 are shown below:

	2015	2014
Beginning Balance	$159,076	$134,989
Increases to Reserve	237,399	192,097
Write Offs against Reserve	(182,724)	(168,010)
Ending Balance	$213,751	$159,076

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

Impairments – Assets are evaluated for impairment when events change or a change in circumstances indicates that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Property and Equipment – Property and equipment are reported at cost. Depreciation and amortization are provided by using the straight-line over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

Computers and office equipment	3 to 7 years
Leasehold improvements	7 to 39 years
Tooling	3 to 7 years
Warehouse equipment	3 to 7 years

Total depreciation expenses for the years ended December 31, 2015 and December 31, 2014 were $619,647 and $571,587, respectively. All property and equipment are pledged as collateral for bank loans.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment annually. For the years ended December 31, 2015 and December 31, 2014, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $49,619 for the year ended December 31, 2015 and $66,016 for the year ended December 31, 2014 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2014, costs were also incurred for the development of our website in the amount of $26,550. These costs are being amortized over 5 years on a straight line basis.

Revenue Recognition and Major Customers – With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go®!, Eat®, Smarter Toys®, Festiva® and Clipnosis® brand names. Net revenue is comprised of gross sales less discounts given to distributors and returns and allowances.

For the year ended December 31, 2015, 25.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $6,039,847.

For the year ended December 31, 2014, 26.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $5,939,689.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Research and Development Costs – Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2015 and December 31, 2014 were $308,202 and $491,997, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2015 and December 31, 2014 were $60,292 and $111,289, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards require the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2015 and 2014 as a result of stock options was $14,211 and $33,809, respectively.

Net Income Per Common Share – Basic and diluted net income per share of Common Stock is based on the net income attributable to common stockholders after preferred stock dividend requirements for the year, divided by the weighted average number of common and equivalent dilutive shares outstanding during the year. Potential common shares whose effect would be antidilutive have not been included.

As of December 31, 2015, common shares that are or could be potentially dilutive include 584,360 stock options at exercise prices from $0.41 to $1.27 per share, 874,743 warrants to purchase Common Stock at exercise prices from $0.415 to $0.593 per share, 635,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70 per share.

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

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying values of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short term borrowings, and certain other assets and liabilities. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2015 and 2014, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.

The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2012 and forward. The Company’s major taxing jurisdiction is the United States as well as various state and local jurisdictions. The Internal Revenue Service is not currently examining any of the Company’s U.S. income tax returns for which the statute has yet to expire.

Product Warranties – The Company warrants certain of its higher priced products against material defects for a specific period of time, generally one to two years. The Company provides for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of the sale of the total costs that the Company expects to incur to repair and/or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on current information on repair/replacement costs. The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return. At the end of 2014 and 2015, the reserve had balances of approximately $27,000 and $30,000, respectively.

Prepaid Expenses – As of December 31, 2015 and 2014, prepaid expenses consisted primarily of marketing expenses, including expenses for shows, redesign of our catalogs, and display units; and prepayments for IT (Information Technology) subscription related services. In 2014, prepaid expenses also included consulting fees related to our Cosmic line of products.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events –

The Company has performed an evaluation of subsequent events and noted none to report.

Recently Issued Accounting Pronouncements –

In June 2014, the FASB issued an Accounting Standards Update (“ASU”) related to stock compensation. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period during 2016 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, accounting guidance was issued which simplifies the presentation of deferred income taxes. The guidance requires that all deferred tax assets and deferred tax liabilities, including any valuation allowances, be classified as long-term in the consolidated balance sheet. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update revises an entity's accounting related to the classification and measurement of investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for the first interim and annual periods beginning after December 15, 2017 with early adoption permitted for certain provisions of the update. The Company is currently evaluating the impact of adopting this new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt –

	Dec. 31- 2015	Dec. 31- 2014

Revolving note payable - Bank, under line of credit facility of up to $5,000,000 with interest at 30 day LIBOR plus 2.25%. The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$3,267,170	$2,862,032

Note payable - Bank, loan of $1,000,000 incurred in August 2015 with interest at 30 day LIBOR plus 3.0%. It has a five year term, maturing on 9-1-2020, with monthly payments of $16,667 in principal plus accrued interest. The note is secured by a cross-collateralized, first position lien on all business assets currently securing the existing revolving line of credit.	950,000	N/A

Note Payable - Molor Products - The note is part of a purchase agreement signed in April 2015 and maturing in June 2020. It is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Loan is secured by the assets acquired.	83,358	N/A

Note Payable- Lake County Economic Development Loan Program – due in 60 monthly principal and interest installments of $2,359 including interest at a fixed rate of 5% beginning July 2013 and maturing June 2018. Loan is secured by IT equipment and tooling.	66,393	90,716

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling.	39,882	86,445

Capitalized Lease – due May 2017 in 48 monthly payments of $527 including interest of 9.9%. Lease is secured by the truck which was financed by this lease.	7,868	13,126

Capitalized Lease – due in monthly payments of $838 including interest of 11.88% through June 2016. Lease is secured by equipment which was financed by this lease.	5,637	14,437

Notes payable – directors, shareholders and investors - Interest calculated monthly at prime plus 3% (6.25% at December 31, 2014). These notes were subordinated to the bank loans and paid off in August of 2015.	0	350,000

Note payable – Bank, loan of $500,000 with interest at LIBOR plus 2.25%, This note was renegotiated in 2014 with the final monthly payment made in December of 2015. This note was secured by all inventory, chattel paper, accounts, equipment, and general intangibles.	0	166,688

Total Notes Payable and Long Term Debt	4,420,308	3,583,444
Less Current Portion of Long-Term Debt	(276,890)	(601,632)
Long-term debt	$4,143,418	$2,981,812

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2016	$276,890
2017	3,496,111
2018	213,949
2019	200,000
2020	233,358
$4,420,308

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $750,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.15 and an adjusted tangible net worth of at least $6,000,000.

At December 31, 2015, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.39 versus the required 1.15. Our tangible net worth calculated at $7,858,185 versus the required $6,000,000. We were also in compliance with the bank’s $750,000 maximum capital expenditure covenant as our capital expenditures were approximately $664,000.

At December 31, 2014, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 1.41 versus the required 1.15. Our tangible net worth calculated at $6,878,465 versus the required $4,500,000. We were also in compliance with the bank’s $750,000 maximum capital expenditure covenant as our capital expenditures were approximately $503,000.

Intangible Assets –

	As of December 31, 2015		As of December 31, 2014
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$738,054	$425,405	$688,435	$377,395
Website Development Costs	$77,600	$47,867	$77,600	$26,611
Brands and Logos	$35,377	$20,418	$35,377	$13,343
Unamortized intangible assets:
Domain names	$16,328	N/A	$16,328	N/A
Cosmic Pet assets	$461,000	N/A	$461,000	N/A
Goodwill-PetZone	$67,511	N/A	$67,511	N/A

Amortization expense for year ended 12/31	$76,341		$79,353

Estimated amortization expense:
For year ending 12/31/16	$67,388
For year ending 12/31/17	$72,427
For year ending 12/31/18	$71,689
For year ending 12/31/19	$67,082
For year ending 12/31/20	$73,791

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions –

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, Senk Properties, LLC, at a current monthly rental of $29,013 plus real estate taxes and insurance. The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule was set at $27,250 per month for the first two years, $29,013 per month for the next two years, $30,827 for the next three years, $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. The monthly rental rate was set at $8,542 for the first two years, $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes and insurance. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Total lease expenses for the year ended December 31, 2015 and the year ended December 31, 2014 were $691,136 and $623,575, respectively. Related party lease expenses for the same periods were $548,738 in 2015 and $545,347 in 2014.

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

The Company has been invoiced $781,061 by NSDA of which $475,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $255,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2015, the fee accrued to date was $7,561.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which were affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three year term, accrued interest at a variable rate of prime plus three percent, and were payable with accrued interest on November 8, 2015. In connection with the notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, had an exercise price of $.50 per share when issued, and have a five year term expiring on November 8, 2017. Subsequent to their issuance the warrants were adjusted to 353,943 warrants exercisable at $.4944 per share in accordance with the warrants anti-dilution provisions. The notes were paid off early in August of 2015 using part of the proceeds from the new term loan borrowed from First Merit Bank.

Concentration of Credit Risk –

Bank balances as of December 31, 2015, consist of $107,848 in depository institutions. FDIC insurance covers this amount as it provides $250,000 at each institution.

At December 31, 2015, 55% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $1,181,904, $492,519, $261,653, $227,091, and $181,012 which represents 27.7%, 11.5%, 6.1%, 5.3%, and 4.2% of total accounts receivable, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, 46% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $442,419, $412,740, $254,965, $163,333, and $151,668 which represents 14.2%, 13.2%, 8.1%, 5.2%, and 4.9% of total accounts receivable, respectively.

Capital Stock –

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible preferred stock. Each share of the preferred stock is convertible into ten shares of common stock at a conversion rate of $1.00 per share. Through December 31, 2015, 36,500 shares have been converted from preferred stock to common stock. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the preferred stock are entitled to a 10% dividend paid annually in common stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the common stock dividend.

On January 28, 2010 and February 1, 2010, the Company sold an aggregate of 123,616 shares of its Series 2009 preferred stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All shares are convertible at any time into shares of common stock at a conversion price of $.70 per common share, subject to adjustment for stock splits, combinations and similar transactions. All shares receive a 6% ($0.42) cash dividend payable on December 1 of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. The Company has the limited right to convert the shares into common stock at any time after the trading price of our common stock reaches $1.50 per share for twenty consecutive days.

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

Warrants –

At December 31, 2015, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2012 Director for guarantee	379,216	0.4153	December 7, 2017
2012 Notes payable to contributors	353,943	0.4944	November 8, 2017
2013 Director for guarantee	126,413	0.5438	October 10, 2018
2013 Payment for services	15,171	0.5933	October 18, 2018
Total	874,743

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans –

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. On May 2, 2008, the Board of Directors approved the 2008 Stock Option Plan, which was approved by the shareholders on May 30, 2008. The 2008 Plan supersedes the 1999 Plan and no further options will be granted under the 1999 Plan. Stock options may be granted at the discretion of the Board of Directors for which the Company has reserved 1,750,000 shares of its Common Stock for issuance upon the exercise of options granted under the 2008 Plan. The 2008 Plan originally reserved 1,000,000 shares and was increased to 1,750,000 on May 25, 2012. Generally, the options vest one-third on each of the second, third and fourth anniversaries of the date of grant and expire on the fifth anniversary of the date of grant. Options granted to directors vest immediately. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. On May 8, 2003, the Board of Directors approved the adjustment of the exercise price of unexercised stock options to the higher of 50% of the existing exercise price or the current market price on May 8, 2003. On February 11, 2009, the Board of Directors approved the adjustment of the expiration date for all options expiring in 2009 for an additional five years from the original expiration date. The following table summarizes activity in options under the Plans:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2014	1,400,208	.42
Granted	89,500	1.06
Exercised	787,500	.31
Forfeited	79,000	.56
Expired	0	0
Outstanding at December 31, 2014	623,208	.64
Granted	91,000	.72
Exercised	39,999	.58
Forfeited	59,833	.59
Expired	30,016	.75
Outstanding at December 31, 2015	584,360	.66

The following table summarizes options outstanding at December 31, 2015:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.41-$0.58	234,668	$0.48	1.7 Years	148,288	$0.47
$0.59-$0.91	249,692	$0.68	2.9 Years	151,782	$0.68
$0.92-$1.27	100,000	$1.04	2.8 Years	57,000	$1.06

There were 357,070 and 235,835 options exercisable at December 31, 2015 and December 31, 2014, respectively. The weighted average exercise price of options granted in 2015 and 2014 was $0.72 and $1.06, respectively. The weighted average exercise price of options exercised in 2015 and 2014 was $.58 and $.31, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401-K Plan –

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees’ contribution up to 4%). Company matching contributions to the plan for 2015 and 2014 were $17,851 and $14,397, respectively.

Operating Leases –

Minimum future lease payments under operating leases as of December 31, 2015 are as follows:

2016	$545,754
2017	557,642
2018	559,113
2019	573,629
2020	589,098
Thereafter	1,229,992
Total minimum lease payments	$4,055,228

Total rent expenses including real estate taxes for the Company for the years ended December 31, 2015 and December 31, 2014 were $691,136 and $623,575, respectively.

Capital Leases –

Total amount under capital lease was $59,855 for the years ended December 31, 2015 and December 31, 2014. Accumulated depreciation amounts for capital lease assets were $36,903 for the year ended December 31, 2015 and $24,932 for the year ended December 31, 2014.

Minimum future lease payments under capital leases as of December 31, 2015 are as follows:

2016	11,440
2017	2,065
2018	0
2019	0
Total minimum lease payments	$13,505

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes –

At December 31, 2015, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31,

2012 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, Maryland, and other state and local jurisdictions.

For the year ended December 31, 2015 there was a provision for income tax expense of $750,592 which came from i) an increase of approximately $52,200 in deferred tax liabilities, and ii) approximately $698,000 of federal and local income tax expense payable.

For the year ended December 31, 2014 there was a provision for income tax expense of $373,007 which came from i) an increase of approximately $36,300 in deferred tax liabilities, and ii) approximately $337,000 of federal and local income tax expense payable.

Following is a reconciliation of the expected income tax expense to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Income tax expense based on US statutory rate	$709,751	$388,376
State/Local income tax, net of federal tax benefit	27,609	12,975
Nondeductible items	14,970	20,873
Deduction for amortization of intangible asset	(4,995)	(4,995)
Deductible items	(2,089)	(34,053)
Other	5,346	(10,169)
Provision for Income Taxes	$750,592	$373,007

The significant components of the Company’s deferred liability are as follows:

	December 31,
	2015	2014
Deferred tax liability:
Section 179 Properties	$333,834	$281,651

Product Warranties –

In 2013, we established a reserve to fund warranty related expenses for certain higher priced products. Warranty protection for these products is for one to two years from the date of purchase.

Changes to the reserve during 2015 are as follows:

Beginning Balance	$27,221
Accruals for warranties	42,200
Payments made	(39,421)
Ending Balance	$30,000

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation –

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

In addition to the above matter and in the normal course of conducting its business, the Company may become involved in various other litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings and patent infringement. The Company is not a party to any litigation or governmental proceeding which management or legal representatives believe could result in any judgments or fines against the Company that would have a material adverse effect or impact in the Company’s financial position, liquidity or results of operation.

Professional Employer Organization –

In early January 2014, the Company contracted with a Professional Employer Organization (PEO) which co-employs the company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (HR) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January of 2016 primarily for the purpose of obtaining better benefits at lower costs.

Reclassification –

Certain prior period amounts have been reclassified to conform to current year presentation. The reclassification has no effect on previously reported net income (loss).

