Form 10-Q
period 2016-03-31
OURPETS CO
filed 2016-05-16
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2016	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of April 14, 2016, the Registrant had outstanding 17,644,835 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 860,743 shares of Common Stock and options exercisable for 589,360 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2016.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,891	$100,000
Accounts receivable - trade, less allowance for
doubtful accounts of $47,824 and $37,824	3,928,728	4,294,810
Inventories net of reserve	7,441,353	7,914,613
Prepaid expenses	763,808	582,676
Total current assets	12,211,780	12,892,099

PROPERTY AND EQUIPMENT
Computers and office equipment	952,303	930,094
Warehouse equipment	566,072	561,173
Leasehold improvements	301,580	291,597
Tooling	4,344,761	4,334,257
Construction in progress	389,673	222,259
Total	6,554,389	6,339,380
Less accumulated depreciation	4,624,804	4,466,120
Net property and equipment	1,929,585	1,873,260

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $506,198 and $493,690	362,654	357,341
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	909,168	903,855

Total assets	$15,050,533	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2016	2015
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$263,128	$276,890
Accounts payable - trade	948,614	1,582,849
Other accrued expenses	486,090	571,858
Total current liabilities	1,697,832	2,431,597

LONG-TERM LIABILITIES
Long-term debt - less current portion above	817,520	876,248
Revolving Line of Credit	3,180,032	3,267,170
Deferred Income Taxes	315,203	333,834
Total long term liabilities	4,312,755	4,477,252

Total liabilities	6,010,587	6,908,849

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,644,835 and 17,625,739
shares issued and outstanding at March 31, 2016 and December 31, 2015	5,089,566	5,082,566
respectively

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized,
63,500 shares issued and outstanding at March 31, 2016 and	579,850	579,850
December 31, 2015 respectively

Series 2009 no par value; convertible into Common Stock at the rate of
10 common shares for each preferred share; 175,000 shares authorized,
123,616 shares issued and outstanding at March 31, 2016 and	865,312	865,312
December 31, 2015

PAID-IN CAPITAL	73,518	67,518

ACCUMULATED EARNINGS	2,431,700	2,165,119
Total stockholders' equity	9,039,946	8,760,365

Total liabilities and stockholders' equity	$15,050,533	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015

Net revenue	$6,175,985	$5,597,322

Cost of goods sold	4,344,128	3,902,977

Gross profit on sales	1,831,857	1,694,345

Selling, general and administrative expenses	1,416,588	1,338,032

Income from operations	415,269	356,313

Other (income) and expense, net	(27,006)	(4,723)
Interest expense	32,835	24,507

Income before income taxes	409,440	336,529

Income tax expense	142,859	122,737

Net income	$266,581	$213,792

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred
Stock:
Net Income	$0.01	$0.01

Weighted average number of common shares
outstanding used to calculate
basic earnings per share	17,627,586	17,553,077

Weighted average number of common and
equivalent shares outstanding used to
calculate diluted earnings per share	19,458,841	19,267,328

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

Common Stock issued upon exercise of stock options/warrants					19,096	7,000			7,000
Net income								266,581	266,581
Stock-Based compensation expense							6,000		6,000

Balance at March 31, 2016 (unaudited)	63,500	$579,850	123,616	$865,312	17,644,835	$5,089,566	$73,518	$2,431,700	$9,039,946

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$266,581	$213,792
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on Fixed Assets	9,474	6,638
Depreciation expense	158,685	151,880
Amortization expense	12,508	20,094
Stock option expense	6,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	366,082	254,152
Inventories	473,260	(21,520)
Prepaid expenses	(181,132)	(100,686)
Amortizable Intangible Asset Additions	(17,820)	(12,890)
Increase (decrease) in liabilities:
Accounts payable - trade	(634,235)	205,240
Accrued expenses	(85,768)	(39,505)
Deferred tax liabilities	(18,631)	(18,921)
Net cash provided by operating activities	355,004	664,274

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	1,000	-
Acquisition of property and equipment	(225,485)	(178,405)
Net cash used in investing activities	(224,485)	(178,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of Common Stock	7,000	-
Principal payments on long-term debt	(72,490)	(62,513)
Net payment on bank line of credit	(87,138)	(526,000)
Net cash used in financing activities	(152,628)	(588,513)
Net decrease in cash	(22,109)	(102,644)

CASH AT BEGINNING OF PERIOD	100,000	192,448
CASH AT END OF PERIOD	$77,891	$89,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$32,911	$19,305
Income taxes paid	$108,140	$66,500

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options	$5,300	$2,466

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2016, and March 31, 2015, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2015, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2015 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2015, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2016, and March 31, 2015, consisted of:

	2016	2015
Finished Goods	$6,440,824	$5,672,827
Components, packaging and work in process	1,204,370	1,420,073
Inventory Reserve	(203,841)	(177,265)
Total	$7,441,353	$6,915,635

During the three months ended March 31, 2016, the Company recorded additional inventory reserve charges of $61,752.

Changes to the inventory reserve during 2016 and 2015 are shown below:

	2016	2015
Beginning Balance	$213,751	$159,076
Increases to reserve	61,752	55,985
Write offs against reserve	(71,662)	(37,796)
Ending Balance	$203,841	$177,265

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the first quarter of 2016.

The Company will continue its policy of regularly reviewing inventory quantities on hand based on related service levels and functionality. Carrying cost will be reduced to net realizable value for inventories in which their cost exceeds their utility due to changes in marketing and sales strategies, obsolescence, changes in price levels, or other causes. Furthermore, if future demand or market conditions for the Company’s products are less favorable than forecast, or if unforeseen technological changes negatively impact the utility of certain products or component inventory, the Company may be required to record additional inventory reserves, which would negatively affect its results of operations in the period when the inventory reserve adjustments are recorded. Once established, write downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2016, and December 31, 2015, in the amounts of $47,824 and $37,824, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

RELATED PARTY TRANSACTIONS

We lease a 64,000-square-foot production, warehouse and office facility in Fairport Harbor, Ohio, and a 26,000-square-foot production, warehouse and office facility in Mentor, Ohio, from a related entity, Senk Properties LLC (“Senk Properties”). Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our chairman, chief executive officer, a director and a major stockholder of the Company. Konstantine Tsengas is our chief operating officer and secretary, as well as a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company.

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the first quarter of 2016, we were in the fourth year of the lease and were paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the first quarter of 2016, we were in the fifth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $120,948 for the three months ended March 31, 2016.

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

The Company has been invoiced $781,061 by NSDA, of which $480,496 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $250,565 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of March 31, 2016, the fee accrued to date was $5,023.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three-year term, accrued interest at a variable rate of prime plus 3% (currently 6.25%), and were payable with accrued interest on November 8, 2015. The Company repaid the notes early in August of 2015 using proceeds from a new term loan issued by the Company’s bank. In connection with the subordinated notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately and have a five-year term expiring on November 8, 2017. The warrants had an original exercise price of $0.50. Subsequent to their issuance, the warrants were adjusted to 353,944 warrants exercisable at $.4944 per share in accordance with the warrants’ anti-dilution provisions. In March 2016, 14,000 of the warrants were exercised by a non-affiliated party.

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

For the three months ended March 31, 2016, 27.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,672,230.

For the three months ended March 31, 2015, 28.3% of the Company’s net revenue was derived from one major customer. Revenue generated from this customer amounted to $1,585,472.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2016 and 2015, the amount of compensation expense recognized as a result of stock options was $6,000.

On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2016, common shares that are or could be potentially dilutive include 589,360 stock options at exercise prices from $0.41 to $1.27 a share, 860,743 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of March 31, 2015, common shares that are or could be potentially dilutive include 600,709 stock options at exercise prices from $0.41 to $1.27 a share, 1,099,301 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first three months of 2016, the Company reduced its deferred tax liabilities by approximately $19,000 (from $333,834 to $315,203) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the three months ended March 31, 2106, was $151,388. The estimated local income tax expense payable for the three months ended March 31, 2016, was $8,638. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,500 in franchise taxes during the first quarter.

During the first quarter of 2015, the Company reduced its deferred tax liabilities by approximately $19,000 (from $281,651 to $262,730) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the quarter ended March 31, 2015, was $133,320. The estimated local income tax expense payable for the quarter ended March 31, 2015, was $7,842. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at March 31, 2016, or December 31, 2015, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2015, and March 31, 2016. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

In early January 2014, the Company contracted with a Professional Employer Organization (“PEO”) which co-employs the Company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibilities and liabilities for the business of employment such as risk management, human resources (“HR”) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January of 2016 primarily for the purpose of obtaining better benefits at lower costs.

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

In November 2015, accounting guidance was issued which simplifies the presentation of deferred income taxes. The guidance requires that all deferred tax assets and deferred tax liabilities, including any valuation allowances, be classified as long-term in the consolidated balance sheet. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update revises an entity's accounting related to the classification and measurement of investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted for certain provisions of the update. The Company is currently evaluating the impact of adopting this new standard.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this new standard.

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

OVERVIEW

We develop and market products for improving the health, safety, comfort and enjoyment of pets. Our mission is “to exceed pet and pet parent/owner expectations with innovative solutions.” Our dual-brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats and birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, Cosmic Pet™, and Festiva® labels to domestic and international customers. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

 According to estimates by Packaged Facts, the leading publisher in the United States of market studies on consumer products, the overall pet products and services market totaled $74.23 billion in 2014. Packaged Facts expects the industry to reach $91.72 billion by the end of 2019. The pet supplies segment (OurPet’s segment) was the third-largest segment in 2014 with $14.49 billion in revenue. This segment showed an increase of 2.5% from the previous year. According to Packaged Facts, “U.S. retail channel sales of pet products (which includes pet food and pet supplies) were estimated at $43.8 billion in 2014, up 2.1% over 2013” (U.S. Pet Market Outlook, 2014-2015/April 2014).

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

As discussed in “Liquidity and Capital Resources” beginning on page 15, we funded our operations principally from the net cash provided from operating activities for both the three-month periods ended March 31, 2016, and March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2016, was $355,004.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of March 31, 2016, we had a balance due of $3,180,032 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

In the following discussion, all references to 2016 are for the three months ended March 31, 2016, and all references to 2015 are for the three months ended March 31, 2015.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. Last year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand is sold to the “grocery, drug, mass” channel. The OurPets® brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel.

In 2016, sales were approximately $6.2 million or $579,000 above the sales of quarter one of 2015. This equates to a 10.3% growth in sales.

We continue to focus on our three main channels: “grocery, drug, mass,” “pet specialty,” and “e-commerce.” In 2016, “grocery, drug, mass” customers accounted for 42% of our sales; “pet specialty” customers accounted for 41% of our sales; and “e-commerce” customers accounted for 9% of our sales. We also occasionally sell our products in “value” and “closeout” channels, which made up 7% of our sales in 2016. Miscellaneous sales accounted for the other 1% of our revenue.

Within the “grocery, drug, mass” channel, we increased sales to our top customer by approximately 5% with the introduction of several new cat toys and also grew our business with several other customers. In total, sales to “grocery, drug, mass” customers increased by approximately $194,000, or 8%, over a year ago. While the value channel makes up a small percentage of our total sales, we focused more efforts on this channel and grew it to 4% of our sales for the quarter mainly due to increased sales of bowls and feeders. A year ago, this channel only made up 1% of our total sales. Sales increased in this channel by approximately $187,000. Likewise, we increased sales to close-out customers by approximately $159,000 over last year to reduce excess and slow moving inventory. We also increased sales to a number of our “e-commerce” customers and grew this channel by approximately $70,000 or 14% over last year. While sales in the “pet specialty” channel remained relatively flat compared to last year, we are expecting growth throughout the remainder of the year. Across all channels, sales to new customers provided approximately $28,000 in additional net revenue during the first quarter of 2016.

Our net sales to international customers generated about $602,000 in revenue or about 10% of total sales for the quarter. International sales decreased by approximately $46,000, or 7.1%, compared to a year ago, apparently impacted by the strong US dollar. Most of our international sales came from Canada (66% for the first quarter) and the United Kingdom (20% for the first quarter). Sales to customers in Canada were up by approximately $68,000, or 20.9%, from a year ago. Sales to customers in the United Kingdom were down by approximately $63,000, or 34.7%, from a year ago. Sales to our customer in Japan were also down by approximately $28,000 from a year ago.

Sales of new products in the first quarter of 2016 that were not sold previously were approximately $376,000 or 6% of total sales for the quarter. Most of these sales were from products in the toys and accessories category, including the “Fly By Spinner” toy and a variety of assorted plush toys. The remainder of our new product sales came from new private label bowls.

Our two main product categories are toys/accessories (47%) and bowls/feeders (40%). The other 13% of our sales is comprised of edible/consumable catnip products (7%), waste/odor products (4%), and health/wellness products and dog houses (2%). New products drove sales of our toys/accessories up by approximately $268,000, or 10%, over a year ago. We also increased sales of our stainless bowls to the value channel by approximately $136,000. Across all channels, sales of our bowls and feeders increased by approximately $198,000, or 9%, over last year. Finally, we increased sales of our litter boxes and grew the waste and odor category by approximately $109,000, or 64%, over last year’s sales. Our top three products remained the same as a year ago and were our hybrid stainless steel bowls which come in small, medium, and large sizes.

Our cost of goods sold increased by approximately $441,000 (11.3%) from $3,902,977 in 2015 to $4,344,128 in 2016. The increase in sales caused most of the rise in costs as our gross margin percentage decreased only slightly from a year ago to 29.7% from 30.3%. Our warehouse overhead costs increased by approximately $71,000, or 10.8%, from the comparable three months in 2015. The largest items were an increase in rent for outside warehouse storage of approximately $23,000 due to increased inventory and an increase in expense accrued for bonus/profit sharing of approximately $14,000 in anticipation of greater income for the year.

By improving our sales while keeping our gross profit margin percentage relatively constant, we increased our gross profit margin dollars from $1,694,345 in 2015 to $1,831,857 in 2016 (an increase of $137,512 or 8.1%).

Selling, general and administrative expenses in 2016 were $1,416,588 (an increase of 5.9% or $78,556) from $1,338,032 in 2015. This increase was the net result of: (1) an increase in salary and payroll related expenses of approximately $56,000 due to accruing more for bonus and profit sharing in anticipation of higher income over last year; (2) an increase in selling and marketing expenses of approximately $50,000 from increased expenditures for promotions, commissions, and shows; (3) an increase in travel and entertainment expenses of approximately $11,000; (4) a decrease in business and product development expenses of approximately $24,000; (5) a decrease in professional expenses of approximately $20,000 from decreased consulting expenses; and (6) a net increase of $6,000 in all other selling, general, and administrative expenses. It should be noted that selling, general, and administrative expenses as a percentage of net sales were approximately 22.9% in 2016 compared to 23.9% for the same quarter a year ago.

As a result of the increase in gross profit on sales of $137,512 and the offsetting increase in selling, general and administrative expenses of $78,556, our income from operations increased by $58,956 (or 16.5%) from $356,313 in 2015 to $415,269 in 2016.

We earned “other income” of approximately $27,000 in 2016 and $5,000 in 2015. Of the $27,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $7,000 of other income in 2016 and $5,000 in 2015 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2016 was $32,835, an increase of $8,328, from $24,507 in 2015. This net increase was due to several factors. We increased our average line of credit balance by approximately $877,000 from a year ago; as a result, interest on the line increased by approximately $7,800. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from First Merit. This borrowing resulted in approximately $7,900 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of the $500,000 term loan with First Merit in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $6,300 less in interest expense than a year ago Finally, we paid down other smaller loans and leases, which resulted in approximately $1,100 in less interest expense.

Due to the increase in income from 2015 to 2016, income tax expense increased by approximately $20,000.

Net income for 2016 was $266,581 as compared to net income of $213,792 for 2015, an increase of $52,789, or 24.7%. This increase was a result of the following changes from 2015 to 2016:

Net revenue increase of 10.3%	$578,663
Cost of goods sold increase of 11.3%	(441,151)
Gross profit increase of 8.1%	137,512
Selling, general, and administrative expenses increase of 5.9%	(78,556)
Interest expense increase of 34.0%	(8,328)
Increase in other income	22,283
Income tax expense increase	(20,122)
Increase in profitability	$52,789

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $1,819,968 in available funds as of March 31, 2016, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2015, we funded our operating cash requirements primarily through the working capital line of credit. In the first three months of 2016, we funded our operating cash requirements primarily with net income. During the remainder of 2016, we should be able to fund our operating cash requirements with net income and the working capital line of credit, if needed. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2016. We have no material commitments for capital expenditures.

Outstanding Debt

As of March 31, 2016, we had $4,260,680 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$3,180,032
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	900,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	28,022
Capitalized Leases	11.88% and 9.9%	9,740
Lake County Economic Development Loan Program	5.00%	60,121
Note Payable to Molor Products	Non-interest bearing	82,765

The bank line of credit indebtedness of $3,180,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2016, was $5,127,811. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2017. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of March 31, 2016, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 2.55 and a tangible net worth of $8,132,453.

Changes in Cash- Quarter One of 2016

Net cash provided by operating activities for the three months ended March 31, 2016, was $355,004. Cash was provided by the net income for the three months of $266,581, as well as the non-cash charges for depreciation of $158,685; amortization of $12,508; stock option expense of $6,000; and loss on fixed assets of $9,474.

Cash was used by the net change of $98,244 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$366,082
Inventories decrease	473,260
Prepaid Expenses increase	(181,132)
Amortizable Intangible Assets increase	(17,820)
Accounts Payable decrease	(634,235)
Accrued Expenses decrease	(85,768)
Deferred Tax Liability decrease	(18,631)
Net Change	$(98,244)

Accounts receivable decreased due to lower sales in the first quarter of 2016 compared to the fourth quarter of 2015. Inventories decreased due to close out sales and improved management of our supply chain. We anticipate the level of inventory to continue to decrease during 2016 due to better forecasting, demand planning, and sales of excess/slow moving inventory. Accounts payable decreased due to the reduction in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year as well as paying customer incentive payments related to last year’s programs. Prepaid expenses increased due to prepayments for market research, royalty advances, and inventory advances, offset by expense recognized for income taxes prepaid last year.

Net cash used for investing activities for the three months ended March 31, 2016, was $224,485. Approximately $189,000 was used for new product development (mainly tooling/molds) with the balance used to purchase various computer/software and various other asset purchases.

Cash used by financing activities for the three months ended March 31, 2016, was $152,628 and consisted of: (1) net increased payments on the bank line of credit of $87,138; (2) principal payments on long-term debt of $72,490; and (3) issuances of common stock of $7,000. No changes were made to the structure of our debt during the first quarter of 2016. All scheduled payments were made on time.

Changes in Cash- Quarter One of 2015

Net cash provided by operating activities for the three months ended March 31, 2015, was $664,274. Cash was provided by the net income for the three months of $213,792, as well as the non-cash charges for depreciation of $151,880, amortization of $20,094, stock option expense of $6,000, and loss on fixed assets written off of $6,638.

Cash was also provided by the net change of $265,870 in our operating assets and liabilities. Accounts receivable decreased due to lower sales in the first quarter of 2015 compared to the fourth quarter of 2014. Accrued expenses decreased due to the payment of employee bonuses, profit sharing and wages related to 2014 earnings, offset by an increase in accrued income taxes for 2015 earnings. Accounts payable increased mainly due to recent purchases of molds and various software. Prepaid expenses increased primarily due to corporate show expenses and prepayments for inventory purchases.

Net cash used for various purchases for the three months ended March 31, 2015, was $178,405. This cash was mostly used for the purchase of software to assist with forecasting and for tooling costs related to our new Barking Bistro product.

Cash used by financing activities for the three months ended March 31, 2015, was $588,513 and consisted of net increased payments on the bank line of credit of $526,000 and principal payments on debt of $62,513.

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our audited consolidated financial statements included in our Form 10-K filed on March 30, 2016. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM -3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM -4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM -1.	LEGAL PROCEEDINGS

We have not been named in any material legal proceedings.  In the normal course of conducting our business, we may become involved in litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings and patent infringements.  We are not a party to any litigation or governmental proceeding which our management or legal representatives believe could result in any judgments or fines against us that would have a material adverse effect or impact in our financial position, liquidity, or results of operation.

ITEM 1A.	RISK FACTORS

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

ITEM -2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM -3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM -4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM -5.	OTHER INFORMATION

None.

ITEM -6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: May 16, 2016	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

