Form 10-Q
period 2016-06-30
OURPETS CO
filed 2016-08-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2016	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 28, 2016, the Registrant had outstanding 17,707,937 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 824,180 shares of Common Stock and options exercisable for 561,168 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2016.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$168,635	$100,000
Accounts receivable - trade, less allowance for doubtful accounts of $59,824 and $37,824	3,325,003	4,294,810
Inventories net of reserve	7,181,216	7,914,613
Prepaid expenses	645,076	582,676
Total current assets	11,319,930	12,892,099

PROPERTY AND EQUIPMENT
Computers and office equipment	1,007,956	930,094
Warehouse equipment	578,072	561,173
Leasehold improvements	301,580	291,597
Tooling	4,471,522	4,334,257
Construction in progress	394,755	222,259
Total	6,753,885	6,339,380
Less accumulated depreciation	4,791,395	4,466,120
Net property and equipment	1,962,490	1,873,260

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $519,391 and $493,690	375,792	357,341
Intangible Assets	461,000	461,000
Goodwill	67,511	67,511
Deposits and other assets	18,003	18,003
Total other assets	922,306	903,855

Total assets	$14,204,726	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2016	2015
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$248,153	$276,890
Accounts payable - trade	716,122	1,582,849
Other accrued expenses	531,200	571,858
Total current liabilities	1,495,475	2,431,597

LONG-TERM LIABILITIES
Long-term debt - less current portion above	759,794	876,248
Revolving Line of Credit	2,405,032	3,267,170
Deferred Income Taxes	320,955	333,834
Total long term liabilities	3,485,781	4,477,252

Total liabilities	4,981,256	6,908,849

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,707,937 and 17,625,739 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	5,112,457	5,082,566

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at June 30, 2016 and December 31, 2015	865,312	865,312

PAID-IN CAPITAL	79,518	67,518

ACCUMULATED EARNINGS	2,586,333	2,165,119
Total stockholders' equity	9,223,470	8,760,365

Total liabilities and stockholders' equity	$14,204,726	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$5,436,902	$5,586,828	$11,612,887	$11,184,150

Cost of goods sold	3,865,058	3,868,759	8,209,186	7,771,736

Gross profit on sales	1,571,844	1,718,069	3,403,701	3,412,414

Selling, general and administrative expenses	1,344,142	1,295,606	2,760,729	2,633,638

Income from operations	227,702	422,463	642,972	778,776

Other income	(7,463)	(21,277)	(34,468)	(26,000)
Interest expense	27,920	24,795	60,756	49,302

Income before income taxes	207,245	418,945	616,684	755,474

Income tax expense	52,611	156,869	195,470	279,606

Net income	$154,634	$262,076	$421,214	$475,868

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.01	0.01	$0.02	$0.02

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,657,516	17,558,838	17,643,936	17,555,973

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,277,335	19,201,418	18,250,885	19,172,847

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

Common Stock issued upon exercise of stock options/warrants					82,198	29,891			29,891
Net income								421,214	421,214
Stock-Based compensation expense							12,000		12,000

Balance at June 30, 2016 (unaudited)	63,500	$579,850	123,616	$865,312	17,707,937	$5,112,457	$79,518	$2,586,333	$9,223,470

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421,214	$475,868
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on fixed assets	9,474	6,638
Depreciation expense	325,275	313,846
Amortization expense	25,701	40,372
Stock option expense	12,000	12,000
(Increase) decrease in assets:
Accounts receivable - trade	969,807	(390,582)
Inventories	733,397	(1,153,255)
Prepaid expenses	(62,400)	7,760
Amortizable Intangible Asset Additions	(44,152)	(22,940)
Increase (decrease) in liabilities:
Accounts payable - trade	(866,727)	395,665
Accrued expenses	(40,658)	56,116
Deferred tax liabilities	(12,879)	(54,724)
Net cash provided by (used in) in operating activities	1,470,052	(313,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	1,000	-
Acquisition of property and equipment	(424,979)	(420,528)
Net cash used in investing activities	(423,979)	(420,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of Common Stock	29,891	-
Principal payments on long-term debt	(145,191)	(125,284)
Net (payment) borrowing on bank line of credit	(862,138)	705,000
Net cash (used in) provided by financing activities	(977,438)	579,716
Net increase (decrease) in cash	68,635	(154,048)

CASH AT BEGINNING OF PERIOD	100,000	192,448
CASH AT END OF PERIOD	$168,635	$38,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$61,119	$38,722
Income taxes paid	$108,140	$256,000

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$25,071	$6,933
Tooling Obtained through Asset Purchase		$85,000

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2016, and June 30, 2015, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2015, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2015 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2015, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at June 30, 2016, and June 30, 2015, consisted of:

	2016	2015
Finished Goods	$6,253,589	$6,848,510
Components, packaging and work in process	1,136,102	1,414,144
Inventory Reserve	(208,475)	(215,284)
Total	$7,181,216	$8,047,370

During the six months ended June 30, 2016, the Company recorded additional inventory reserve charges of $95,673.

Changes to the inventory reserve during 2016 and 2015 are shown below:

	2016	2015
Beginning Balance	$213,751	$159,076
Increases to reserve	95,673	111,473
Write offs against reserve	(100,949)	(55,265)
Ending Balance	$208,475	$215,284

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2016.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on June 30, 2016, and December 31, 2015, in the amounts of $59,824 and $37,824, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

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

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the second quarter of 2016, we were in the fourth year of the lease and were paying the monthly rental rate of $29,013. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the second quarter of 2016, we were in the fifth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $241,896 for the six months ended June 30, 2016.

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

The Company has been invoiced $781,061 by NSDA, of which $485,390 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $245,671 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of June 30, 2016, the fee accrued to date and not yet paid was $1,858.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three-year term, accrued interest at a variable rate of prime plus 3%, and were payable with accrued interest on November 8, 2015. The Company repaid the notes early in August of 2015 using proceeds from a new term loan issued by the Company’s bank. In connection with the subordinated notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately and have a five-year term expiring on November 8, 2017. The warrants had an original exercise price of $0.50. Subsequent to their issuance, the warrants were adjusted to 353,944 warrants exercisable at $.4944 per share in accordance with the warrants’ anti-dilution provisions. In March 2016, 14,000 of the warrants were exercised by a non-affiliated party. In June 2016, another 36,563 warrants were exercised by the same party.

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

For the three months ended June 30, 2016, 29.3% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,594,456.

For the three months ended June 30, 2015, 39.3% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,414,446 (25.3%) and $779,822 (14.0%).

For the six months ended June 30, 2016, 28.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,266,687.

For the six months ended June 30, 2015, 38.2% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $2,999,918 (26.8%) and $1,271,483 (11.4%).

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2016 and 2015, the amount of compensation expense recognized as a result of stock options was $12,000.

On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive are not included. As of June 30, 2016, common shares that were or could have been potentially dilutive included 561,168 stock options at exercise prices from $0.41 to $1.27 a share, 824,180 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of June 30, 2015, common shares that were or could have been potentially dilutive included 579,360 stock options at exercise prices from $0.41 to $1.27 a share, 1,070,603 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first six months of 2016, the Company reduced its deferred tax liabilities by approximately $13,000 (from $333,834 to $320,955) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2016, was $196,401. The estimated local income tax expense payable for the six months ended June 30, 2016, was $10,824. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,100 in franchise taxes during the first quarter.

During the first six months of 2015, the Company reduced its deferred tax liabilities by approximately $55,000, from $281,651 to $226,927, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2015, was $315,279. The estimated local income tax expense payable for the six months ended June 30, 2015, was $18,546. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at June 30, 2016, or December 31, 2015, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2015, and June 30, 2016. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

In early January 2014, the Company contracted with a Professional Employer Organization (“PEO”) which co-employs the Company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibilities and liabilities for the business of employment such as risk management, human resources (“HR”) management, benefits administration, workers’ compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January of 2016 primarily for the purpose of obtaining better benefits at lower costs.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and noted the following:

The renewal of our line of credit through June 30, 2018, was approved by our Bank on July 12, 2016. The execution of the paper work to document the renewal is to be completed by the end of August. The terms will remain the same.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update revises an entity’s accounting related to the classification and measurement of investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted for certain provisions of the update. The Company is currently evaluating the impact of adopting this new standard.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this new standard.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

We develop and market products for improving the health, safety, comfort and enjoyment of pets. Our mission is “to exceed pet and pet parent/owner expectations with innovative solutions.” Our dual-brand strategy is focused on OurPets® for the “pet specialty” channel and PetZone® for the “food, drug and mass retail” channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats and birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis® , Go! Cat!Go!®, Cosmic Pet™, and Festiva® labels to domestic and international customers. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

 Packaged Facts, a leading publisher in the United Sates of market studies on consumer products, recently published its report of the “U.S. Pet Market Outlook, 2016-2017.” In it, it estimates the overall pet products and services market totaled $77.07 billion in 2015. It expects the industry to reach about $96 billion by the end of 2020. The pet supplies segment (OurPet’s segment) was the third-largest segment in 2015 with $15.18 billion in revenue. This segment showed an increase of 4.7% from the previous year. U.S. retail channel sales of pet products, which includes pet food and pet supplies, were estimated at $45.3 billion in 2015, up 3.4% over 2014 (U.S. Pet Market Outlook, 2016-2017).

Packaged Facts cites higher income households as crucial to the success of the pet industry. It also identifies the human / animal bond and humanization of pets as key drivers. As it explains in its outlook study, “Humanization of pets is a natural expression of the ‘pets as family’ trend, whereby pet owners treat their pets like children and are highly receptive to products similar to the ones they use for themselves” (U.S. Pet Market Outlook, 2016-2017).

The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

As discussed in “Liquidity and Capital Resources” beginning on page 18, we funded our operations principally from the net cash provided from financing activities for the six-month period ended June 30, 2015, and from operating activities for the six-month period ended June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2016, was $1,470,052.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of June 30, 2016, we had an outstanding balance of $2,405,032 under our line of credit at a variable interest rate of 30-Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

In the following discussion, all references to 2016 are for the three months ended June 30, 2016, and all references to 2015 are for the three months ended June 30, 2015.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2016, sales were approximately $5.4 million, which was about $150,000 (2.7%) below sales for the same quarter a year ago. The overall sales decrease was primarily due to a $521,000 decline in sales to one customer within the “pet specialty” channel. This was directly attributable to that customer’s decision to transition out of its private label stainless steel rubber bonded bowls and toys and accessories, which we previously supplied, to make room for OurPet’s branded products that will be rolled out during Q3 and Q4 of this year. Sales to this customer are expected to rebound in the second half of the year; and in fact, we already have an order pipeline of over $1.1 million to be shipped in the second half of 2016. Outside of this one customer, sales have remained fairly consistent.

We continue to focus on our three main channels: “food, drug, mass retail,” “pet specialty,” and “e-commerce.” In 2016, “food, drug, mass retail” customers accounted for 46% of our sales; “pet specialty” customers accounted for 37% of our sales; and “e-commerce” customers accounted for 10% of our sales. We also occasionally sell our products in “value” and “closeout” channels, which made up 6% of our sales in 2016. Miscellaneous sales accounted for the other 1% of our revenue. Last year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand is sold to the “food, drug, mass retail” channel. The OurPets® brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel.

Within the “food, drug, mass retail” channel, we grew sales by 12%, or approximately $265,000, over a year ago. We increased sales to our top customer by approximately $218,000, mostly through increased sales of cat toys. We also increased sales to a variety of other customers, which made up the remaining increase of $47,000.

Within the “pet specialty” channel, sales declined by 21%, or approximately $541,000, over a year ago. As noted above, we attribute the decrease to the timing of one customer’s orders compared to a year ago. Sales to all other domestic “pet specialty” customers increased by 1% compared to a year ago while sales to international pet specialty customers declined by 9%.

Within the “e-commerce” channel, sales grew by 21%, or approximately $97,000, over a year ago. This increase was spread among 40 customers with our top “e-commerce” customer growing 13%. Within the “value” and “close-out” channels, we also grew sales by approximately $77,000 and $75,000, respectively, over a year ago.

Our net sales to international customers generated about $415,000 in revenue, or about 8% of total sales, for the quarter. International sales decreased by approximately $36,000, or 8.1%, compared to a year ago, apparently impacted by the strong US dollar. Most of our international sales came from Canada (64% for the second quarter) and the United Kingdom (26% for the second quarter). Sales to customers in Canada were up by approximately $48,000, or 22.3%, from a year ago primarily due to increased sales to pet specialty customers of all our three major product categories. Sales to customers in the United Kingdom were down by approximately $27,000, or 19.8%, from a year ago due to decreased sales to the “distributor” channel. Sales to our customer in Saudi Arabia were also down by approximately $41,000 from a year ago.

Our two main product categories are toys/accessories (50%) and bowls/feeders (37%). The other 13% of our sales is comprised of edible/consumable (catnip, tuna) products (7%), waste/odor products (4%), and health/wellness products and dog houses (2%).

Sales of our toys/accessories increased by approximately $693,000, or 33%, over a year ago. This increase was achieved by introducing new cat toys in the first quarter of this year and also by increasing the number of products sold in our existing “cat toy” product line, primarily in the subcategories of mice, wands, electronic, floor toys, interactive toys, scratchers and catnip toys.

Sales of our bowls and feeders decreased by approximately $623,000, or 23%, over last year. Of this decrease, 95% was primarily due to lower sales of stainless steel bowls to one of our major pet specialty customers as they transitioned out of private label and into the OurPet’s branded products as described above. Stainless steel bowl sales to this customer are expected to pick up in the second half of this year. Sales of stainless steel bowls to all other customers decreased by about $32,000 with decreases in the “food, drug and mass retail” channel of about $102,000, which were offset by increases of about $70,000 in stainless steel bowl sales to the “value” channel.

Sales of our raised feeders (which together with stainless bowls makes up most of the “bowls and feeders” category) increased by 2% over a year ago.

Sales of our edibles/consumables decreased by approximately $106,000, or 22%.

Sales of our waste and odor management category grew by approximately $31,000, or 14%, over last year’s sales, primarily due to litter boxes and litter box accessories.

Out of our total sales for the second quarter, approximately 8% (or about $436,000) came from sales of new items introduced in quarter one of this year. We also introduced additional items in quarter two, which resulted in approximately $56,000 in additional sales for the quarter.

Our cost of goods sold remained approximately the same in 2016 as 2015 at about $3,900,000. The costs saved from reduced sales were offset with increased overhead costs. Our warehouse overhead costs increased by approximately $56,000, or 8.9%, from the comparable three months in 2015. Operating salaries, payroll taxes, and benefits increased by approximately $25,000. Charges incurred for outside warehouse storage space increased by approximately $23,000. Expenses related to quality control increased by approximately $6,000. Miscellaneous items comprised the other $2,000 increase in overhead expenses.

Our gross margin percentage decreased from 30.75% in 2015 to 28.91% in 2016 due to a heavier than usual mix of slow moving and excess inventory combined with unfavorable overhead absorption. As a result of lower sales and a lower gross margin percentage, our gross profit margin dollars decreased from $1,718,069 in 2015 to $1,571,844 in 2016.

Selling, general and administrative expenses in 2016 were $1,344,142 (an increase of 3.7% or $48,536) from $1,295,606 in 2015. This increase was the net result of: (1) an increase in travel and entertainment expenses of approximately $25,000; (2) an increase in selling and marketing expenses of approximately $23,000 from increased expenditures for advertising and shows; (3) an increase in bad debt expense of approximately $15,000 (4) an increase in IT expenses of approximately $12,000 for increased software support expenses; (5) a decrease in professional expenses of approximately $21,000 from decreased consulting expenses; (6) a decrease in business and product development expenses of approximately $15,000; and (7) a net increase of $10,000 in all other selling, general, and administrative expenses.

Our income from operations decreased by $194,761, or 46.1%, from $422,463 in 2015 to $227,702 in 2016 due to the decrease in gross profit on sales of $146,225 and the increase in selling, general and administrative expenses of $48,536.

As a result of favorable patent litigation settlements, we earned other income of approximately $7,000 in 2016 and $21,000 in 2015 from royalty and settlement income.

Interest expense for 2016 was $27,920, an increase of $3,125, from $24,795 in 2015. This net increase was due to several factors. We increased our average line of credit balance by approximately $139,000 from a year ago. In addition, the interest rate on the line (2.25 + 30 day LIBOR rate) increased slightly due to an approximate 0.3% increase in the monthly LIBOR rate. As a result of these two factors, interest on the line increased by about $2,800. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from FirstMerit Bank (the “Company’s Bank” or “our Bank”). This borrowing resulted in approximately $7,500 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of the $500,000 term loan with our Bank in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $6,100 less in interest expense than a year ago. Finally, we paid down other smaller loans and leases, which resulted in approximately $1,100 in less interest expense.

Due to the decrease in income from 2015 to 2016, income tax expense decreased by approximately $104,000.

Net income for 2016 was $154,634 as compared to net income of $262,076 for 2015, a decrease of $107,442, or 41.0%. This decrease was a result of the following changes from 2015 to 2016:

Net revenue decrease of 2.7%	$(149,926)
Cost of goods sold decrease of 0.1%	3,701
Gross profit decrease of 8.5%	(146,225)
Selling, general, and administrative expenses increase of 3.7%	(48,536)
Interest expense increase of 12.6%	(3,125)
Decrease in other income	(13,814)
Income tax expense decrease	104,258
Decrease in profitability	$(107,442)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2016, sales were approximately $11.6 million and were about $430,000 above the sales of the first six months of 2015. This equates to a 3.8% increase in sales. Sales increased in all of our channels except the “pet specialty” channel. Within the “pet specialty” channel, sales to one of our top customers decreased and negatively impacted our growth by offsetting much of the gains made in the other channels. Sales to this customer are expected to rebound in the second half of the year, which will help further increase our sales growth over the remainder of the year.

We continue to focus on our three main channels: “food, drug, mass retail,” “pet specialty,” and “e-commerce.” In 2016, “food, drug, mass retail” customers accounted for 44% of our sales as compared to 42% of last year’s sales, “pet specialty” customers accounted for 38% of our sales as compared to 46% of last year’s sales, and “e-commerce” customers accounted for 9% of our sales as compared to 8% of sales last year. We also sell our products in “value” and “closeout” channels, which made up 7% of our sales in 2016. Miscellaneous sales accounted for the other 2% of our revenue. Last year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand is sold to the “food, drug, mass retail” channel. The OurPets® brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel.

Within the “food, drug, mass retail” channel, we grew sales by 11%, or approximately $505,000, over a year ago. Most of this growth came from increasing sales to our top two customers within this channel. Sales to our top customer grew by about $327,000; and sales to our second largest customer grew by about $108,000.

Within the “pet specialty” channel, sales declined by 12%, or approximately $595,000, over a year ago. This decline was due to a decrease of approximately $625,000 in sales to one of our top customers. This customer is transitioning out of its private label stainless steel rubber bonded bowls and toys and accessories, which we previously supplied, to make room for our OurPet’s branded products that will be rolled out during Q3 and Q4 of this year. We have a commitment from this customer for future orders of approximately $1.1 million and expect our sales to this customer to significantly increase in the coming months. Sales to all other “pet specialty” customers increased by 1% compared to a year ago and offset some of the decrease to this major “pet specialty” customer.

Within the “e-commerce” channel, we grew sales by 17%, or approximately $167,000, over a year ago. This increase was spread among several customers and was due to increased sales of toys/accessories and waste/odor products.

Within the “value” channel, we grew sales by approximately $258,000 over a year ago. While this channel makes up a small percentage of our total sales, we focused more efforts on it and grew it to 3% of our sales for the first half of the year, compared to 1% of our sales a year ago. Most of the increased sales were in the bowls and feeders category with some in the toys/accessories and edibles/consumables categories.

Within the “closeout” channel, we increased sales by approximately $234,000 over a year ago. The extra sales were made to dispose of excess/slow moving inventory.

Our net sales to international customers generated about $1,018,000 in revenue, or about 9% of total sales, for the first half of the year. International sales decreased by approximately $82,000, or 7.5%, compared to a year ago, apparently impacted by the strong US dollar. Most of our international sales came from Canada (65%) and the United Kingdom (22%). Sales to customers in Canada were up by approximately $117,000, or 21.4%, from a year ago. Sales to customers in the United Kingdom were down by approximately $89,000, or 28.4%, from a year ago. Sales to our customer in Saudi Arabia were also down by approximately $41,000 from a year ago. Likewise, sales were down to our customers in Australia and Taiwan by approximately $23,000 and $20,000, respectively, from a year ago.

Our two main product categories are toys/accessories (49%) and bowls/feeders (39%). The other 12% of our sales is comprised of edible/consumable catnip products (7%), waste/odor products (4%), and health/wellness products and dog houses (1%).

Sales of our toys/accessories increased by approximately $971,000, or 20%, over a year ago. This increase resulted from introducing new cat toys in the first quarter of this year, as well as from increasing the volume sold of products in our existing “cat toy” product line. The toys range from different forms of mice to wands to assorted floor toys. The sales increase was not limited to one sector but was spread across customers in all of our main channels.

Sales of our bowls and feeders decreased by approximately $425,000, or 8%, over last year. This decrease occurred due to lower sales of stainless bowls. Sales of our raised feeders (which together with stainless bowls makes up most of the “bowls and feeders” category) increased by 8% over a year ago. The decrease in sales of stainless bowls came from lower sales to two of our top customers. Sales to the one customer are expected to pick up in the second half of this year. The lower sales of bowls to the other customer were offset by increased sales of toys to this same customer. Sales of stainless bowls to all other customers increased by about $279,000 over a year ago, led by sales to a customer in the “value” channel.

Sales of edibles/consumables decreased by approximately $81,000, or 9%. This decrease occurred due to two products being discontinued from lower than targeted sales. It was also partially due to decreased international sales. We are in the process of developing new products for the edibles/consumables category to replace the lost sales.

Sales of our litter boxes and litter box accessories increased, contributing to the waste and odor category growing approximately $140,000, or 36%, over last year’s sales.

Sales of new products in the first half of 2016 that were not previously sold were approximately $868,000, or 7.5%, of total sales. Most of these sales were from products in the toys and accessories category, including the “Fly By Spinner” toy and a variety of assorted interactive cat natural plush toys. The remainder of our new product sales came from new private label stainless steel with bonded rubber bottom bowls.

Our cost of goods sold increased by approximately $438,000, or 5.6%, from $7,771,736 in 2015 to $8,209,186 in 2016. The increase resulted from both the extra sales volume and an increase in overhead costs. Our warehouse overhead costs increased by approximately $127,000, or 9.9%, from the comparable six months in 2015. Charges incurred for outside warehouse storage space increased by approximately $47,000. Operating salaries, payroll taxes, and benefits increased by approximately $45,000. Expenses incurred for warranty charges increased by approximately $15,000. Expenses related to quality control increased by approximately $11,000. Expenses incurred for depreciation of fixed assets increased by approximately $9,000. Miscellaneous items comprised the other $9,000 net increase in overhead expenses.

Our gross margin percentage decreased from 30.51% in 2015 to 29.31% in 2016 due to sales of excess and slow moving inventory along with the increased overhead costs. The lower gross margin percentage resulted in our gross profit margin dollars decreasing slightly from 2015 to 2016 by approximately 0.3%.

Selling, general and administrative expenses in 2016 were $2,760,729 (an increase of 4.8%, or $127,091) from $2,633,638 in 2015. This increase was the net result of: (1) an increase in selling and marketing expenses of approximately $73,000 from increased expenditures for advertising, shows, and promotions; (2) an increase in salaries, payroll taxes, and benefits of approximately $63,000; (3) an increase in travel and entertainment expenses of approximately $37,000; (4) an increase in bad debt expense of approximately $25,000; (5) a decrease in business and product development expenses of approximately $39,000; (6) a decrease in professional expenses of approximately $41,000 from decreased consulting expenses; and (7) a net increase of $9,000 in all other selling, general, and administrative expenses.

As a result of the decrease in gross profit on sales of $8,713 and the increase in selling, general and administrative expenses of $127,091, our income from operations decreased by $135,804 (or 17.4%) to $642,972 in 2016 compared to $778,776 in 2015.

We earned “other income” of approximately $34,000 in 2016 and $26,000 in 2015. Of the $34,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $14,000 of other income in 2016 and $26,000 in 2015 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2016 was $60,756, an increase of $11,454 from $49,302 in 2015. This net increase was due to several factors. We increased our average line of credit balance by approximately $508,000 from a year ago. In addition, the interest rate (2.25 + 30 day LIBOR rate) increased slightly due to an approximate 0.3% increase in the monthly LIBOR rate. As a result of these two factors, interest on the line increased by about $10,600. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from our Bank. This new loan resulted in approximately $15,400 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of an outstanding $500,000 term loan with our Bank in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $12,400 less in interest expense than a year ago. Finally, we paid down other smaller loans and leases, which resulted in approximately $2,100 in less interest expense.

Due to the decrease in income from 2015 to 2016, income tax expense decreased by approximately $84,000.

Net income for 2016 was $421,214 as compared to net income of $475,868 for 2015, a decrease of $54,654, or 11.5%. This decrease was a result of the following changes from 2015 to 2016:

Net revenue increase of 3.8%	$428,737
Cost of goods sold increase of 5.6%	(437,450)
Gross profit decrease of 0.3%	(8,713)
Selling, general, and administrative expenses increase of 4.8%	(127,091)
Interest expense increase of 23.2%	(11,454)
Increase in other income	8,468
Income tax expense decrease	84,136
Decrease in profitability	$(54,654)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our Bank, which had $2,056,257 in available funds as of June 30, 2016, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2015, we funded our operating cash requirements primarily through the working capital line of credit. In the first six months of 2016, we funded our operating cash requirements primarily with net income. During the remainder of 2016, we should be able to fund our operating cash requirements with net income and the working capital line of credit, if needed. Based on our Bank’s loan covenants, we expect to comply with the debt service coverage ratio and tangible net worth required by our Bank to maintain our line of credit through the end of 2016. We have no material commitments for capital expenditures.

Outstanding Debt

As of June 30, 2016, we had $3,412,979 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$2,405,032
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	850,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	16,072
Capitalized Leases	11.88% and 9.9%	5,867
Lake County Economic Development Loan Program	5.00%	53,769
Note Payable to Molor Products	Non-interest bearing	82,239

Our Bank line of credit indebtedness of $2,405,032 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2016, was $4,501,279. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Approval was recently given by our Bank to renew the line of credit through June 30, 2018. Under our agreement with our Bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the Bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of June 30, 2016, we were in compliance with the covenant and default provisions under the agreement with our Bank. We had a debt service coverage ratio of 2.22 and a tangible net worth of $8,302,839.

Changes in Cash- First Six Months of 2016

Net cash provided by operating activities for the six months ended June 30, 2016, was $1,470,052. Cash was provided by the net income for the six months of $421,214, as well as the non-cash charges for (i) depreciation of $325,275, (ii) amortization of $25,701, (iii) stock option expense of $12,000, and (iv) loss on fixed assets of $9,474.

Cash was provided by the net change of $676,388 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$969,807
Inventories decrease	733,397
Prepaid Expenses increase	(62,400)
Amortizable Intangible Assets increase	(44,152)
Accounts Payable decrease	(866,727)
Accrued Expenses decrease	(40,658)
Deferred Tax Liability decrease	(12,879)
Net Change	$676,388

Accounts receivable decreased due to lower sales in the second quarter of 2016 compared to the fourth quarter of 2015. Inventories decreased due to close out sales and improved management of our supply chain. We anticipate the level of inventory to continue to decrease during 2016 due to better forecasting, demand planning, and sales of excess/slow moving inventory. Accounts payable decreased due to the reduction in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year as well as paying customer incentive payments related to last year’s programs. Prepaid expenses increased due to prepayments for public relations and royalty advances, offset by expense recognized for income taxes prepaid last year.

Net cash used for investing activities for the six months ended June 30, 2016, was $423,979. Approximately $142,000 was used for tooling/molds and approximately $109,000 was used for Bluetooth technology development with the balance used to purchase various computer/software and various other asset purchases.

Cash used by financing activities for the six months ended June 30, 2016, was $977,438 and consisted of: (1) net increased payments on our Bank line of credit of $862,138; (2) principal payments on long-term debt of $145,191; and (3) issuances of common stock of $29,891. No changes were made to the structure of our debt during the first half of 2016. All scheduled payments were made on time.

Changes in Cash- First Six Months of 2015

Net cash used in operating activities for the six months ended June 30, 2015, was $313,236. Cash was provided by the net income for the six months of $475,868, as well as the non-cash charges for (i) depreciation of $313,846, (ii) amortization of $40,372, (iii) stock option expense of $12,000, and (iv) loss on fixed assets written off of $6,638. Cash was used by the net change of $1,161,960 in our operating assets and liabilities.

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

Net cash used for investing activities for the six months ended June 30, 2015, was $420,528. This cash was mostly used for the purchase of software to assist with forecasting, tooling costs related to our new Barking Bistro product and a new phone system. Cash provided by financing activities for the six months ended June 30, 2015, was $579,716 and consisted of net increased borrowings on the bank line of credit of $705,000 and principal payments on debt of $125,284.

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

In our Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2016, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

OURPET’S COMPANY

Dated: August 15, 2016	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

