Form 10-Q
period 2016-09-30
OURPETS CO
filed 2016-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2016	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of October 19, 2016, the Registrant had outstanding 17,712,348 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 824,180 shares of Common Stock and options exercisable for 553,000 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2016.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,226	$100,000
Accounts receivable - trade, less allowance for doubtful accounts of $74,824 and $37,824	4,561,144	4,294,810
Inventories net of reserve	7,746,643	7,914,613
Prepaid expenses	738,487	582,676
Total current assets	13,148,500	12,892,099

PROPERTY AND EQUIPMENT
Computers and office equipment	1,020,810	930,094
Warehouse equipment	581,123	561,173
Leasehold improvements	301,580	291,597
Tooling	4,636,196	4,334,257
Construction in progress	376,763	222,259
Total	6,916,472	6,339,380
Less accumulated depreciation	4,917,530	4,466,120
Net property and equipment	1,998,942	1,873,260

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $533,429 and $493,690	391,857	357,341
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	52,650	1,675
Total other assets	989,346	903,855

Total assets	$16,136,788	$15,669,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2016	2015
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$234,146	$276,890
Accounts payable - trade	1,559,183	1,582,849
Other accrued expenses	813,077	571,858
Total current liabilities	2,606,406	2,431,597

LONG-TERM LIABILITIES
Long-term debt - less current portion above	702,511	876,248
Revolving Line of Credit	2,764,966	3,267,170
Deferred Income Taxes	337,767	333,834
Total long term liabilities	3,805,244	4,477,252

Total liabilities	6,411,650	6,908,849

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,712,348 and 17,625,739 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	5,112,457	5,082,566

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at September 30, 2016 and December 31, 2015	865,312	865,312

PAID-IN CAPITAL	85,518	67,518

ACCUMULATED EARNINGS	3,082,001	2,165,119
Total stockholders' equity	9,725,138	8,760,365

Total liabilities and stockholders' equity	$16,136,788	$15,669,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenue	$7,259,904	$5,986,645	$18,872,791	$17,170,795

Cost of goods sold	4,816,434	3,974,468	13,025,620	11,746,204

Gross profit on sales	2,443,470	2,012,177	5,847,171	5,424,591

Selling, general and administrative expenses	1,649,506	1,363,154	4,410,236	3,996,794

Income from operations	793,964	649,023	1,436,935	1,427,797

Other income	(24,125)	(14,582)	(58,593)	(40,582)
Interest expense	23,450	35,919	84,206	85,221

Income before income taxes	794,639	627,686	1,411,322	1,383,158

Income tax expense	298,970	217,236	494,440	496,839

Net income	$495,669	$410,450	$916,882	$886,319

Basic Net Income per common share	$0.03	0.02	$0.05	$0.05
				.
Diluted Net Income per common share	$0.02	0.02	$0.05	$0.04

Weighted average number of common shares
outstanding used to calculate	17,709,088	17,562,239	17,665,812	17,558,085
basic earnings per share

Weighted average number of common and
equivalent shares outstanding used to	20,090,366	19,824,793	19,489,855	19,220,115
calculate diluted earnings per share

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

Common Stock issued upon exercise of stock options/warrants					86,609	29,891			29,891
Net income								916,882	916,882
Stock-Based compensation expense							18,000		18,000

Balance at September 30, 2016 (unaudited)	63,500	$579,850	123,616	$865,312	17,712,348	$5,112,457	$85,518	$3,082,001	$9,725,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$916,882	$886,319
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on fixed assets	10,853	20,656
Depreciation expense	451,411	456,981
Amortization expense	39,739	59,328
Stock option expense	18,000	18,000
(Increase) decrease in assets:
Accounts receivable - trade	(266,334)	(932,311)
Inventories	167,970	(908,560)
Prepaid expenses	(155,811)	11,467
Deposits and other assets	(50,975)	-
Amortizable Intangible Assets	(74,255)	(36,524)
Increase (decrease) in liabilities:
Accounts payable - trade	(23,666)	(245,097)
Accrued expenses	241,219	91,161
Deferred tax liabilities	3,933	(76,704)
Net cash provided by (used in) in operating activities	1,278,966	(655,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	1,000	-
Acquisition of property and equipment	(588,946)	(490,341)
Net cash used in investing activities	(587,946)	(490,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of Common Stock	29,891	-
Principal borrowings of long-term debt	-	1,000,000
Principal payments on long-term debt	(216,481)	(556,048)
Net (payment) borrowing on bank line of credit	(502,204)	611,000
Net cash (used in) provided by financing activities	(688,794)	1,054,952
Net increase (decrease) in cash	2,226	(90,673)

CASH AT BEGINNING OF PERIOD	100,000	192,448
CASH AT END OF PERIOD	$102,226	$101,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$84,707	$126,552
Income taxes paid	$245,490	$472,150

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$28,997	$6,933
Tooling Obtained through Asset Purchase	$-	$85,000

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

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the nine-month periods ended September 30, 2016, and September 30, 2015, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its wholly owned subsidiaries (collectively, the “Company”), Virtu and SMP Company, Incorporated. The December 31, 2015, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2015 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2015, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at September 30, 2016, and September 30, 2015, consisted of:

	2016	2015
Finished Goods	$6,867,512	$6,458,338
Components, packaging, and work in process	1,145,193	1,560,803
Inventory Reserve	(266,062)	(216,466)
Total	$7,746,643	$7,802,675

During the nine months ended September 30, 2016, the Company recorded additional inventory reserve charges of $167,787. Changes to the inventory reserve during 2016 and 2015 are shown below:

	2016	2015
Beginning Balance	$213,751	$159,076
Increases to reserve	167,787	171,340
Write offs against reserve	(115,476)	(113,950)
Ending Balance	$266,062	$216,466

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end-of-quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the third quarter of 2016.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on September 30, 2016, and December 31, 2015, in the amounts of $74,824 and $37,824, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

RELATED PARTY TRANSACTIONS

We lease a 64,000-square-foot production, warehouse and office facility in Fairport Harbor, Ohio, and a 26,000-square-foot production, warehouse, and office facility in Mentor, Ohio, from a related entity, Senk Properties LLC (“Senk Properties”). Senk Properties is a limited liability company owned by Dr. Steven Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, and Evangelia S. Tsengas. Dr. Tsengas is our chairman, Chief Executive Officer, a director and a major stockholder of the Company. Konstantine Tsengas is our Chief Operating Officer and secretary, as well as a stockholder. Nicholas Tsengas and Evangelia Tsengas are both stockholders of the Company.

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the third quarter of 2016, we were in the fifth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the third quarter of 2016, we were in the fifth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $364,658 for the nine months ended September 30, 2016.

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

The Company has been invoiced $781,061 by NSDA, of which $485,390 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $245,671 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products.  As of September 30, 2016, the fee accrued to date and not yet paid was $3,717.

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

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, PetZone®, SmartScoop®, EcoPure Naturals®, Play-N-Squeak®, Durapet®, Flappy®, Go! Cat! Go!®, Eat®, Smarter Toys®, Clipnosis®, Cosmic Pet™, Festiva®, and Intelligent Pet Care™ brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

For the three months ended September 30, 2016, 38.6% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,553,280 (21.4%) and $1,249,711 (17.2%).

For the three months ended September 30, 2015, 34.3% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,362,539 (22.8%) and $689,692 (11.5%).

For the nine months ended September 30, 2016, 35.5% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $4,819,967 (25.5%) and $1,879,570 (10.0%).

For the nine months ended September 30, 2015, 25.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,362,458.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2016 and 2015, the amount of compensation expense recognized as a result of stock options was $18,000.

On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive are not included. As of September 30, 2016, common shares that were or could have been potentially dilutive included 553,000 stock options at exercise prices from $0.41 to $1.12 a share, 824,180 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of September 30, 2015, common shares that are or could be potentially dilutive include 573,360 stock options at exercise prices from $0.41 to $1.27 a share, 950,672 warrants to purchase common stock at exercise prices from $0.42 to $0.98 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first nine months of 2016, the Company increased its deferred tax liabilities by approximately $4,000 (from $333,834 to $337,767) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2016, was $463,409. The estimated local income tax expense payable for the nine months ended September 30, 2016, was $27,259. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,200 in franchise taxes during the first three quarters.

During the first nine months of 2015, the Company reduced its deferred tax liabilities by approximately $77,000, from $281,651 to $204,947, for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2015, was $542,744. The estimated local income tax expense payable for the nine months ended September 30, 2015, was $31,926. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at September 30, 2016, or December 31, 2015, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2015, and September 30, 2016. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (”ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).” This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal year 2020 with early adoption permitted beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In April and May 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients. These amendments provide additional guidance to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), amending the new revenue recognition standard that it issued jointly with the FASB in 2014 - Revenue from Contracts with Customers, (Topic 606). The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies; (2) our ability to maintain and grow our sales with existing and new customers; (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production; (5) general economic conditions that might impact demand for our products; (6) competition from existing or new participants in the pet products industry; (7) our ability to design and bring to market new products on a timely and profitable basis; (8) challenges to our patents or trademarks on existing or new products; or (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

We develop and market products for improving the health, safety, comfort and enjoyment of pets. Our mission is “to exceed pet and pet parent/owner expectations with innovative solutions.” Our dual-brand strategy is focused on OurPets® for the “Pet Specialty” channel and PetZone® for the “Food, Drug and Mass retail” channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats and birds. Products are marketed under the OurPet’s®, Flappy®, Pet Zone®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat!Go!®, Cosmic Pet™, Festiva®, and Intelligent Pet Care™ labels to domestic and international customers. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

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

Packaged Facts cites higher income households as crucial to the success of the pet industry. It also identifies the human/animal bond and humanization of pets as key drivers. As it explains in its outlook study, “Humanization of pets is a natural expression of the ‘pets as family’ trend, whereby pet owners treat their pets like children and are highly receptive to products similar to the ones they use for themselves” (U.S. Pet Market Outlook, 2016-2017).

The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

As discussed in “Liquidity and Capital Resources” beginning on page 19, we funded our operations principally from the net cash provided from financing activities for the nine-month period ended September 30, 2015, and from operating activities for the nine-month period ended September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2016, was $1,278,966.

Under the Company’s credit facilities with FirstMerit Bank (the “Company’s Bank” or “our Bank”), the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2016, we had an outstanding balance of $2,764,966 under our line of credit at a variable interest rate of 30-Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

In the following discussion, all references to 2016 are for the three months ended September 30, 2016, and all references to 2015 are for the three months ended September 30, 2015.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2016, sales were approximately $7.3 million, which was about $1.3 million (21.3%) above sales for the same quarter a year ago.

We continue to focus on our three main channels: “pet specialty,” “food, drug, mass retail,” and “e-commerce.” In 2016, “pet specialty” customers accounted for 48% of our sales; “food, drug, mass retail” customers accounted for 39% of our sales; and “e-commerce” customers accounted for 8% of our sales. We also occasionally sell our products in “value” and “closeout” channels, which made up 4% of our sales in 2016. Miscellaneous sales accounted for the other 1% of our revenue. Last year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The OurPets® brand is sold to the “pet specialty” channel. The Pet Zone brand is sold to the “food, drug, mass retail” channel. Both brands are sold to the “e-commerce” channel.

Within the “pet specialty” channel, we grew sales by 27%, or approximately $741,000, over a year ago. The growth in this channel mostly came from increased sales to one of our top “pet specialty” customers. Sales to this customer were down going into the third quarter by approximately $642,000. During the first half of the year, the customer transitioned from carrying our private label stainless steel rubber bonded bowls and “toys and accessories” to OurPet’s branded products, and as such requested that fulfillment of orders be put on hold until it was ready to accept product. During the third quarter, we were able to fulfill many of this customer’s outstanding orders and more than made up for the deficit that existed from earlier in the year. For the quarter, sales to this customer were up by approximately $919,000 over a year ago. Outside of this one customer, sales were fairly consistent with last year for a number of customers. One of our other top “pet specialty” customers had decreased cat toy sales, which offset some of the increases.

Within the “food, drug, mass retail” channel, we grew sales by 19%, or approximately $458,000, over a year ago. Increased sales of cat toys to three of our top customers accounted for most of the growth in this channel. We increased sales to one customer by approximately $191,000; to another customer by approximately $101,000; and to a third customer by approximately $92,000. Several other customers accounted for the remaining increase in sales. Sales of holiday cat toys and new cat toy items contributed to the increase.

Within the “e-commerce” channel, sales decreased by 5%, or approximately $30,000, over a year ago. This decrease was mainly from one customer whom we sold to a year ago that did not repeat an order with us. Sales to all other “e-commerce” customers grew by a net of 6% from a year ago.

Within the “value” and “close-out” channels, sales decreased by approximately $47,000 and increased by approximately $14,000, respectively, over a year ago.

Our net sales to international customers generated about $572,000 in revenue, or about 8% of total sales, for the quarter. International sales decreased by approximately $67,000, or 10.5%, compared to a year ago, apparently impacted by the strong U.S. dollar. Most of our international sales for the third quarter came from Canada (55%) and the United Kingdom (19%). Sales to customers in Canada were down by approximately $39,000, or 11.0%, from a year ago, primarily due to an increased use of direct orders, where customers purchase product directly from our suppliers (FOB shipping point) in return for lower prices. Sales to customers in the United Kingdom were down by approximately $110,000, or 50.1%, from a year ago due to decreased sales to the “distributor” channel. Sales to our customer in Taiwan were up by approximately $91,000 from a year ago.

Our two main product categories are toys/accessories (56%) and bowls/feeders (33%). The other 11% of our sales is comprised of edible/consumable products (e.g. catnip, tuna) (5%), waste/odor products (5%), and health/wellness products and dog houses (1%).

Sales of our toys/accessories increased by approximately $979,000, or 31%, over a year ago. Sales of displays showcasing our cat toys to one of our top “pet specialty customers” contributed approximately $318,000. Sales of our “Safari Friends,” “Dino Friends,” and “Veggies” assortments for cats (new products from quarter one of this year) generated approximately $156,000. Sales of electronic toys increased by approximately $188,000 while sales of holiday items grew by approximately $96,000 over a year ago. A variety of toys made up the remaining increase in sales.

Sales of our bowls and feeders increased by approximately $222,000, or 10%, over last year. Most of this growth came from increased sales to one of our top “pet specialty” customers. We increased sales of “bowls and feeders” to this customer by more than $200,000 over a year ago. A number of customers accounted for the rest of the growth. Sales of “bowls and feeders” to “food, drug, mass retail” customers decreased by 6% and offset some of the increases. Sales of our raised feeders (which together with stainless bowls makes up most of the “bowls and feeders” category) increased by 10% over a year ago.

Sales of our edibles/consumables decreased by approximately $48,000, or 11%. Most of the decrease came from lower sales of catnip products to two of our international customers.

Sales of our waste and odor management category grew by approximately $18,000, or 6%, over last year’s sales, primarily due to increased sales of litter box accessories.

Out of our total sales for the third quarter, approximately 4% (or about $317,000) came from sales of new items introduced during the quarter. Some of the items introduced included: new holiday cat toys, a new electronic “Pounce House” spin toy for cats, an “Intelligent Pet Care” litterbox with Bluetooth® technology capabilities, and a new natural Switchgrass cat litter. As we begin to sell these products and introduce them to the market, we expect them to help further our revenue growth in coming years.

Due mostly to the growth in our sales and partially from an increase in operating costs, our “cost of goods sold” increased by approximately $842,000, or 21%, from a year ago. Charges incurred to bring product to our location from overseas increased over last year as in 2015 we realized a refund of approximately $94,000 from the U.S. Customs department for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. We did not receive nor expect to receive such a refund this year. Our overhead operating expenses increased slightly (approximately $14,000), due to increases in quality assurance product testing and repairs and maintenance costs for the warehouse. Also our order-processing costs increased due to contracting with local warehouses to assist in the receiving of inventory to be stored off-site from our main location. We offset some of these increased costs by negotiating discounts with a few of our vendors based on the favorable exchange rate between the U.S. Dollar and Chinese Yuan.

Our gross margin percentage stayed about the same at 33.66% in 2016 compared 33.61% in 2015. As a result of increased sales, our gross profit margin dollars increased $431,293, or 21.4%, from $2,012,177 in 2015 to $2,443,470 in 2016.

Selling, general and administrative expenses in 2016 were $1,649,506 (an increase of 21.0% or $286,352) from $1,363,154 in 2015. This increase was the net result of: (1) an increase in selling expenses of approximately $220,000 from increased commissions, promotions, and customer incentives; (2) an increase in payroll expenses of approximately $51,000 from increased accruals related to bonus and profit sharing arrangements; (3) an increase in marketing expenses of approximately $34,000 from a one-time public relations campaign related to the launch of our Intelligent Pet Care™ products; (4) an increase in IT expenses of approximately $16,000 from increased software support expenses; (5) a decrease in professional expenses of approximately $18,000 from decreased consulting expenses; (6) a decrease in business and product development expenses of approximately $16,000; and (7) a net decrease of $1,000 in all other selling, general, and administrative expenses.

Our income from operations increased by $144,941, or 22.3%, from $649,023 in 2015 to $793,964 in 2016 due to the increase in gross profit on sales of $431,293, offset by the increase in selling, general and administrative expenses of $286,352.

As a result of favorable patent litigation settlements, we earned other income of approximately $24,000 in 2016 and $15,000 in 2015 from royalty and settlement income.

Interest expense for 2016 was $23,450, a decrease of $12,469, from $35,919 in 2015. This net decrease was due to several factors. We decreased our average line of credit balance by approximately $1,300,000 from a year ago, which resulted in interest on the line decreasing by about $6,800. The interest rate on the line (2.25 + 30 day LIBOR rate) increased due to an approximate 0.3% increase in the monthly LIBOR rate. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from our Bank. This borrowing resulted in approximately $3,900 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of the $500,000 term loan with our Bank in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $8,500 less in interest expense than a year ago. Finally, we paid down other smaller loans and leases, which resulted in approximately $1,100 in less interest expense.

Due to the increase in income from 2015 to 2016, income tax expense increased by approximately $82,000.

Net income for 2016 was $495,669 as compared to net income of $410,450 for 2015, an increase of $85,219, or 20.8%. This increase was a result of the following changes from 2015 to 2016:

Net revenue increase of 21.3%	$1,273,259
Cost of goods sold increase of 21.2%	(841,966)
Gross profit increase of 21.4%	431,293
Selling, general, and administrative expenses increase of 21.0%	(286,352)
Interest expense decrease of 34.7%	12,469
Increase in other income	9,543
Income tax expense increase	(81,734)
Increase in profitability	$85,219

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2016, sales were approximately $18.9 million and were about $1,700,000 above sales of the first nine months of 2015. This equates to a 9.9% increase in sales. More than half of the growth came from increased sales in the “food, drug, mass retail” channel.

We continue to focus on our three main channels: “food, drug, mass retail,” “pet specialty,” and “e-commerce.” In 2016, “food, drug, mass retail” customers accounted for 42% of our sales, “pet specialty” customers accounted for 42% of our sales, and “e-commerce” customers accounted for 9%. We also sell our products in “value” and “closeout” channels, which made up 6% of our sales in 2016. Miscellaneous sales accounted for the other 1% of our revenue. Last year we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The Pet Zone brand is sold to the “food, drug, mass retail” channel. The OurPets® brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel.

Within the “food, drug, mass retail” channel, we grew sales by 12%, or approximately $873,000, over a year ago. Most of this growth came from increasing sales to our top customer in this channel. Sales to our top customer grew by about $458,000. The rest of the increase came from a number of customers. We increased sales to all five of our top customers in this channel.

Within the “pet specialty” channel, sales increased by 1%, or approximately $70,000, over a year ago. We increased sales to several of our top “pet specialty” customers. However those increases were offset with decreases from other customers. Sales of “bowls and feeders” were generally down while sales of “toys and accessories” were up in the “pet specialty” channel.

Within the “e-commerce” channel, we grew sales by 10%, or approximately $151,000, over a year ago. This increase was spread among several customers and was due to increased sales of toys, litter boxes, and bowls, offset by decreased sales of dog houses.

Within the “value” channel, we grew sales by approximately $207,000 over a year ago. Most of the increased sales were in the Pet Zone bowls/feeders category with some in the toys/accessories and edibles/consumables categories.

Within the “closeout” channel, we increased sales by approximately $250,000 over a year ago. The increased use of closeout sales was made to dispose of excess/slow moving inventory.

Our net sales to international customers generated about $1,590,000 in revenue, or about 8% of total sales, for the first three quarters of the year. International sales decreased by approximately $149,000, or 8.6%, compared to a year ago, apparently impacted by the strong U.S. dollar. Most of our international sales came from Canada (61%) and the United Kingdom (21%). Sales to customers in Canada were up by approximately $78,000, or 8.6%, from a year ago due to increased sales of bowls and consumables. Sales to customers in the United Kingdom were down by approximately $200,000, or 37.3%, from a year ago due to decreases in consumables and toys. Sales to our customer in Saudi Arabia were also down by approximately $41,000 from a year ago. Sales were up to our customer in Taiwan by approximately $71,000 from a year ago.

Our two main product categories are toys/accessories (52%) and bowls/feeders (36%). The other 12% of our sales is comprised of edible/consumable catnip products (6%), waste/odor products (4%), and health/wellness products and dog houses (2%).

Sales of our toys/accessories increased by approximately $1,900,000, or 24%, over a year ago. This increase resulted from introducing new electronic cat toys and from increasing the volume sold of products in our existing floor toys, interactive toys, wands and mice “cat toy” product lines. The sales increase was not limited to one sector but was spread across all of our main channels. Our top two customers accounted for approximately $1,300,000 of the increase.

Sales of our bowls and feeders decreased by approximately $203,000, or 3%, over last year. This decrease occurred due to lower sales of stainless steel bowls. This market has become quite competitive despite our enforcing various patent infringements. Sales of stainless steel bowls to our top “pet specialty” customer were down by approximately $492,000 from last year. Sales of stainless steel bowls to all other customers increased by a net of about $140,000 over a year ago, led by sales to a customer in the “value” channel. Sales of our raised feeders (which together with stainless bowls makes up most of the “bowls and feeders” category) increased by 9% over a year ago. Most of the growth came from increased sales of our Designer Diner and Barking Bistro products.

Sales of edibles/consumables decreased by approximately $119,000, or 9%. This decrease mostly occurred due to lower sales to the United Kingdom.

Sales of our litter boxes and litter box accessories increased, contributing to the waste and odor category growing approximately $158,000, or 23%, over last year’s sales.

Sales of new products in the first three quarters of 2016 that were not previously sold were approximately $1,741,000, or 9.2%, of total sales. Most of these sales were from products in the toys and accessories category, including the electronic “Fly By Spinner” toy and a variety of assorted interactive cat natural floor toys and scratchers. The remainder of our new product sales came from new private label stainless steel with bonded rubber bottom bowls and new products in the waste/odor category.

Our cost of goods sold increased by approximately $1,279,000, or 10.9%, from $11,746,204 in 2015 to $13,025,620 in 2016. The increase resulted from both the extra sales volume and an increase in costs. Charges incurred to bring product to our location from overseas increased over last year as in 2015 we realized a refund of approximately $94,000 from the U.S. Customs department for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. Except for approximately $3,000 received in January related to last year’s refund, we did not receive nor expect to receive such a refund this year. Our order-processing costs increased due to contracting with local warehouses to assist in the receiving of inventory to be stored off-site from our main location. Our warehouse overhead costs increased by approximately $141,000, or 7.2%, from the comparable nine months in 2015. Charges incurred for outside warehouse storage space increased by approximately $55,000. Operating salaries, payroll taxes, and benefits increased by approximately $48,000. Expenses related to quality control increased by approximately $23,000. Expenses incurred for warranty charges increased by approximately $21,000. Miscellaneous items comprised the other $6,000 net decrease in overhead expenses. We offset some of these increased costs by negotiating discounts with a few of our vendors based on the favorable exchange rate between the U.S. Dollar and Chinese Yuan.

Our gross margin percentage decreased from 31.59% in 2015 to 30.98% in 2016 due to the increase in operating costs and market pressures to maintain pricing and offer more allowances.

The increase in sales allowed our gross margin dollars to increase by approximately 7.8%, or approximately $423,000, from 2015 to 2016.

Selling, general and administrative expenses in 2016 were $4,410,236 (an increase of 10.3%, or $413,442) from $3,996,794 in 2015. This increase was the net result of: (1) an increase in selling expenses of approximately $251,000 from increased expenditures for customer incentives, shows, promotions, commissions, and cash discounts allowed; (2) an increase in salaries, payroll taxes, and benefits of approximately $115,000; (3) an increase in marketing expenses of approximately $76,000 from a one-time public relations campaign related to the launch of our Intelligent Pet Care™ products and increased expenses for samples; (4) an increase in travel and entertainment expenses of approximately $32,000; (5) an increase in bad debt expense of approximately $40,000; (6) a decrease in professional expenses of approximately $59,000 from decreased consulting expenses; (7) a decrease in business and product development expenses of approximately $55,000; and (8) a net increase of $13,000 in all other selling, general, and administrative expenses.

Most of the increase in gross profit on sales of $422,580 was offset with the increase in selling, general and administrative expenses of $413,442. As a result, our income from operations increased by only $9,138 (or 0.6%) to $1,436,935 in 2016 compared to $1,427,797 in 2015.

We earned “other income” of approximately $59,000 in 2016 and $41,000 in 2015. Of the $59,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $39,000 of other income in 2016 and $41,000 in 2015 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense stayed about the same in 2016 as 2015. Interest expense for 2016 was $84,206, compared to $85,221 in 2015. We decreased our average line of credit balance by approximately $113,000 from a year ago. However, the interest rate (2.25 + 30 day LIBOR rate) on the line of credit increased due to an approximate 0.3% increase in the monthly LIBOR rate. As a result, interest on the line increased by about $3,700. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from our Bank. This new loan resulted in approximately $19,300 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of an outstanding $500,000 term loan with our Bank in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $20,900 less in interest expense than a year ago. Finally, we paid down other smaller loans and leases, which resulted in approximately $3,100 in less interest expense.

Income tax expense decreased from 2015 to 2016 by approximately $2,400.

Net income for 2016 was $916,882 as compared to net income of $886,319 for 2015, an increase of $30,563, or 3.4%. This increase was a result of the following changes from 2015 to 2016:

Net revenue increase of 9.9%	$1,701,996
Cost of goods sold increase of 10.9%	(1,279,416)
Gross profit increase of 7.8%	422,580
Selling, general, and administrative expenses increase of 10.3%	(413,442)
Interest expense decrease of 1.2%	1,015
Increase in other income	18,011
Income tax expense decrease	2,399
Increase in profitability	$30,563

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers and software. Our financing activities provide cash, if needed, under our lines of credit with our Bank, which had $2,235,034 in available funds as of September 30, 2016, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In 2015, we funded our operating cash requirements primarily through the working capital line of credit and borrowing of new debt. In the first nine months of 2016, we funded our operating cash requirements primarily with net income. During the remainder of 2016, we should be able to fund our operating cash requirements with net income and the working capital line of credit, if needed. Based on our Bank’s loan covenants, we expect to comply with the debt service coverage ratio and tangible net worth required by our Bank to maintain our line of credit through the end of 2016.

During the third quarter of 2016, we entered into a commitment to purchase an automatic packaging machine, with a cost of approximately $105,000, to be used at our Mentor facility. To finance the purchase, we entered into a lease with Connext Financial. It will be a 60-month lease with a $1.00 buyout at the end of the lease with an approximate 5.44% interest rate. We expect the lease to be finalized at the beginning of 2017.

Outstanding Debt

As of September 30, 2016, we had $3,701,623 in principal amount of indebtedness consisting of:

Bank line of credit ($5,000,000)	30 day Libor plus 2.25%	$2,764,966
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	800,000
Ohio 166 Loan	3.00% (Plus annual servicing fee of .25%)	4,033
Capitalized Lease	9.9%	3,570
Lake County Economic Development Loan Program	5.00%	47,338
Note Payable to Molor Products	Non-interest bearing	81,716

Our Bank line of credit indebtedness of $2,764,966 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at September 30, 2016, was $5,803,050. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Approval was recently given by our Bank to renew the line of credit through June 30, 2018. Under our agreement with our Bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the Bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of September 30, 2016, we were in compliance with the covenant and default provisions under the agreement with our Bank. We had a debt service coverage ratio of 1.78 and a tangible net worth of $8,788,442.

Changes in Cash- First Nine Months of 2016

Net cash provided by operating activities for the nine months ended September 30, 2016, was $1,278,966. Cash was provided by the net income for the nine months of $916,882, as well as the non-cash charges for (i) depreciation of $451,411; (ii) amortization of $39,739; (iii) stock option expense of $18,000; and (iv) loss on fixed assets of $10,853.

Cash was used by the net change of $157,919 in our operating assets and liabilities as follows:

Accounts Receivable increase	$(266,334)
Inventories decrease	167,970
Prepaid Expenses increase	(155,811)
Amortizable Intangible Assets increase	(74,255)
Deposits and Other Assets increase	(50,975)
Accounts payable decrease	(23,666)
Accrued Expenses increase	241,219
Deferred Tax Liability increase	3,933
Net Change	$(157,919)

Accounts receivable increased due to increased sales in the third quarter of 2016 compared to the fourth quarter of 2015. Inventories decreased due to close out sales and improved management of our supply chain. Prepaid expenses increased due to prepayments for shows, royalty advances, and marketing videos, offset by expense recognized for income taxes prepaid last year. Amortizable intangible assets increased mostly from patent costs and to a lesser extent from amounts incurred for a Bluetooth® license and website development costs. Deposits increased due to a down payment made pursuant to a commitment to purchase new packaging equipment. Accrued expenses increased from increased expenses incurred for commissions, employee bonuses, salaries, and income taxes, offset partly by paying customer incentive payments related to last year’s programs.

Net cash used for investing activities for the nine months ended September 30, 2016, was $587,946. Approximately $249,000 was used for tooling/molds and approximately $213,000 was used for Bluetooth® technology development with the balance used to purchase various computer/software and various other asset purchases.

Cash used by financing activities for the nine months ended September 30, 2016, was $688,794 and consisted of: (1) net increased payments on our Bank line of credit of $502,204; (2) principal payments on long-term debt of $216,481; and (3) issuances of common stock of $29,891. No changes were made to the structure of our debt during the first nine months of 2016. All scheduled payments were made on time.

Changes in Cash- First Nine Months of 2015

Net cash used in operating activities for the nine months ended September 30, 2015, was $655,284. Cash was provided by the net income for the nine months of $886,319, as well as the non-cash charges for depreciation of $456,981, amortization of $59,328, stock option expense of $18,000, and loss on fixed assets written off of $20,656. Cash was used by the net change of $2,096,568 in our operating assets and liabilities.

Accounts receivable increased due to the increase in sales. Inventories increased due to bringing in more products in preparation of and transition to our new dual brand strategy. Accounts payable decreased due to our accelerating payments to suppliers who agreed to share recent currency exchange rate gains. Accrued expenses increased mostly from expecting higher income tax expense for the year and also from anticipating more marketing and promotional charges due to agreements with certain customers.

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

In our Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2016, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, OurPet’s is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 .	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2016	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

