Form 10-K
period 2016-12-31
OURPETS CO
filed 2017-03-31
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes     ☒  No

Registrant’s revenues for the fiscal year ended December 31, 2016 were $27,070,160. The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $6,332,402 as of June 30, 2016. As of March 7, 2017, the registrant had 17,808,569 shares of Common Stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K. Except as otherwise stated, the information in this Form 10-K is as of December 31, 2016.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2016

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

In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the pet specialty, mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016 the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to DISC for sales of manufactured products of at least 51% U.S. content being sold to countries outside the U.S.

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

Packaged Facts, a leading publisher in the United Sates of market studies on consumer products, recently published its report of the “U.S. Pet Market Outlook, 2016-2017.” It estimates the overall pet products and services market totaled $77.07 billion in 2015. The report expects the industry to reach about $96 billion by the end of 2020. The pet supplies segment (OurPet’s segment) was the third-largest segment in 2015 with $15.18 billion in revenue. This segment showed an increase of 4.7% from the previous year. U.S. retail channel sales of pet products, which includes pet food and pet supplies, were estimated at $45.3 billion in 2015, up 3.4% over 2014 (U.S. Pet Market Outlook, 2016-2017).

Packaged Facts cites higher income households as crucial to the success of the pet industry. It also identifies the human/animal bond and humanization of pets as key drivers. As it explains in its outlook study that, “[h]umanization of pets is a natural expression of the ‘pets as family’ trend, whereby pet owners treat their pets like children and are highly receptive to products similar to the ones they use for themselves” (U.S. Pet Market Outlook, 2016-2017).

The pet industry has proven to be generally recession resistant with annual growth rates favorable to the overall economy over a business cycle.

We sell our products in the following market segments:

Mass Retailers—e.g., Wal-Mart

Pet Superstores—e.g., PetsMart, Petco

Regional Pet Chains—e.g., Pet Supplies Plus

Pet Catalogues—e.g., Drs. Foster & Smith

Internet—e.g., Amazon.com

Clubs—e.g., Costco

Military Exchange Chains—e.g., AAFES

Grocery Chains—e.g., Kroger, Publix

Pet Food Manufacturers—e.g., Nestle Purina

Pet Distributors—e.g., Animal Supply

International Customers—e.g., Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal. As such, written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 200 customers to whom we sell products, with the total number and specific customers changing from time to time. With the exception of Wal-Mart, none of our customers account for 10.0% or more of our sales. For the year ended December 31, 2016, $7,095,139 (26.2%) of our revenue was derived from Wal-Mart. For more information, see our Consolidated Financial Statements, notes, and tables included in this Form 10-K.

We currently market products, such as: dog, cat, and bird feeders; dog and cat toys; cat and dog waste management products; catnip products; and natural, nutritional pet supplements and topical products. We conduct our marketing and sales activities through 14 employees and 20 independent sales representatives’ organizations. Domestic independent sales representatives are paid commissions, which range from 3% to 10% of net sales to customers.

Our marketing strategies include, among others: trade shows; customer visits; social media; telemarketing; direct mail; As Seen on TV programs, trade journal advertising; product sampling programs; and customer support programs, such as advertising and promotional allowances.

We are one of many companies in the accessory and consumable pet products market with no measurable percentage of that market. Our competition in the healthy feeding systems, interactive toys, and healthy consumable products markets are both domestic and foreign companies, many of whom manufacture their products in low cost areas such as India, East Asia, Southeast Asia, and Mexico.

Most of our products are proprietary and we have been granted or assigned 93 United States and international patents and have 50 United States and international patents pending for cat and dog toys, dog feeders, and waste management products. We registered trademarks for “The OurPet’s Company” as our corporate identity, and “OurPets” as our pet specialty brand as well as Pet Zone® for the Food, Drug and Mass retail channel. To protect our trade names we obtained 61 trademark registrations and applied for 22 trademark registrations, which are still pending.

As of January 27, 2017, we had a total of 53 employees, 51 of which are full time employees. These employees consist of: 4 officers; 13 employees (not including 1 officer) in sales and marketing; 1 employee in business & product development; 4 employees (not including 2 officers) in finance and administration; 6 employees (not including 1 officer) in operations; and 25 employees (2 of them part time) in production, warehousing and shipping, at our Fairport Harbor, Ohio and Mentor, Ohio facilities. Most of our manufacturing is subcontracted to outside vendors; however, we do perform some light manufacturing at our Mentor, Ohio facility for the production of catnip and tuna consumable products. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe we have good relations with our employees.

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

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $223,025 for the year ended December 31, 2016 and $308,202 for the year ended December 31, 2015.

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

We are and will continue to depend on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; Konstantine S. Tsengas, Chief Operating Officer, Vice President of Operations and Secretary; Scott R. Mendes, Chief Financial Officer; Kathleen Homyock, Vice President of Sales and New Business Development; and Rachelle Rabasi, Director of Marketing. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 93 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability. Competitors might successfully challenge the validity, scope, or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Moreover, the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 50 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

Our ability to compete may decline if we are required to enforce or defend our intellectual property rights through costly litigation or administrative proceedings.

Our intellectual property rights are important to the success of our business. As a result, from time to time we must bring infringement actions or defend ourselves in such actions. Overall, proceedings to enforce or defend our intellectual property rights can result in substantial costs, even if the eventual outcomes are favorable to us. These additional costs would divert both funds and other resources from our business objectives. If the outcome of any such proceedings is unfavorable and competitors are able to use our patented products without payment to us, our ability to compete effectively could be harmed.

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

We have risks related to our self-insurance program.

We obtain third-party insurance for potential losses from general liability, property casualty, business interruption, fidelity bond insurance, workers’ compensation and automobile liability risk. We have self-insurance for certain potential liabilities including: loss of key contracts, loss of key suppliers, product recall, and intellectual property infringement, among others, through a wholly-owned insurance subsidiary. We are responsible for up to $490,000 (49%) of our own claims with a limit of $1,000,000 coverage. However, there is a second element of risk resultant from our wholly-owned insurance subsidiary for claims incurred by other members in the insurance group. While these claims have historically been low, we are responsible for our pro rata share (based on premiums paid into the group) of 51% of the claim amounts paid out. This could have a material adverse effect on our operating results.

The exercise of too many warrants and stock options would dilute the value of the Common Stock and stockholder voting power.

We currently have 17,808,569 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2016, we had outstanding 187,116 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 1,871,160 shares of Common Stock at conversion rates of $1.00 per share for 63,500 shares of Preferred Stock and $.70 per share for 123,616 shares of Preferred Stock. Also as of December 31, 2016, we had outstanding 827,682 warrants to purchase an aggregate of 827,682 shares of Common Stock at exercise prices ranging from $0.414 to $0.591 per share and options to purchase an aggregate of 497,167 shares of Common Stock at exercise prices ranging from $0.410 to $1.120 per share. We have reserved an aggregate of 1,128,975 shares of Common Stock for issuance under the 2008 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of and liquidity in the market for shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

The market price of the securities of many emerging companies similar to ours has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, as a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. We have experienced and expect to continue experiencing limited trading volume in our Common Stock, which may have a significant effect on the market price of our Common Stock. As of February 15, 2017, our directors and officers and their affiliates controlled more than 60.0% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of our Common Stock.

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

On October 13, 2011, the SEC’s Division of Corporation Finance issued Topic No.2, Cyber security, relating to cyber security risks and cyber incidents. We rely extensively on computer systems to process transactions, maintain information, and manage our business. Disruptions in our computer systems could impact our ability to service our customers and adversely affect our sales and operations. We have taken extensive precautions to insulate us from such attacks but they will always be a possibility.

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

We entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. At the end of 2016, we were in the fifth year of the lease and are currently paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for the facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. In 2016, we were in the fifth year of the lease and paid the monthly rental rate of $9,732. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We are also currently renting space from two nearby warehouses in Ohio: Midwest Global Distribution Center in Warrensville Heights and Statewide Warehousing in Mentor. The Midwest warehouse, approximately 15,000-17,000 square feet, is used primarily for storage and fulfilling orders to Wal-Mart. The Statewide warehouse, approximately 30,000-40,000 square feet, is used primarily for storage of slower moving and excess inventory. Both warehouses are paid according to monthly agreements and may be cancelled by either party with a 30 day written notice. Space at the Midwest warehouse is rented at a rate of $0.33 per square foot per month. Space at the Statewide warehouse is rented at a rate of $0.36 per square foot per month.

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

Quarter Ended	High	Low
March 31, 2015	0.85	0.70
June 30, 2015	0.80	0.65
September 30, 2015	0.77	0.63
December 31, 2015	1.00	0.65
March 31, 2016	1.05	0.80
June 30, 2016	1.05	0.81
September 30, 2016	0.95	0.79
December 31, 2016	1.04	0.81

As of March 10, 2017, we had approximately 816 holders of record of our Common Stock.

Each share of Common Stock has an equal right to receive dividends when and if the Board of Directors decides to declare a dividend after payment of any accrued dividends on the Preferred Stock. We have never paid any cash dividends nor do we intend, in the foreseeable future, to make any cash distributions to our common stockholders as dividends. We cannot currently distribute cash dividends to common stockholders without obtaining approval from our bank. Otherwise we would be in violation of our loan agreement with our bank.

There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Our Series 2009 Preferred Stock receives a 6% ($.42) cash dividend payable on December 1 of each year provided that payment may be deferred if necessary for our compliance with our loan covenants. We have the limited right to convert the shares into Common Stock at any time after the trading price of our Common Stock reaches $1.50 per share for twenty (20) consecutive days. In December 2016 and 2015, the Company paid $51,919 each year in cash dividends to holders of this Series 2009 Preferred Stock.

The Series 2009 Preferred Stock is convertible at any time into Common Stock at a conversion price of $.70 per common share, subject to adjustment for stock splits, combinations, and similar transactions.

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

Overview

OurPet’s develops, designs, produces, and markets a broad line of consumer products containing innovative, high-quality accessory and consumable pet products. We have primarily adopted a two brand strategy: OurPets® for the Pet Specialty channel and Pet Zone® for the food, drug and mass retail channel. We are continuing with a number of sub-brands or descriptors comprised of our previous brands: Play-N-Squeak® www.playnsqueak.com; SmartScoop® www.smartscoop.com; EcoPure Naturals® www.ecopurenaturals.com; Flappy® Dog Toys www.flappydogtoys.com; Cosmic Pet™, Go! Cat Go®! cat toys; Durapet® premium stainless steel bowls; Festiva® bowls and feeders; petzonebrand.com® dog waste management products, wild bird feeders, dog houses, and a variety of raised feeders. These products are manufactured by domestic and foreign subcontractors and then sold by us to retailers and distributors who then sell the products to the end consumer.

Consolidated net revenue for 2016 was $27,070,160, an increase of approximately 13.6% in revenue from $23,819,189 in 2015. Sales grew in all of our major channels, with the largest gains in the Food, Drug, Mass channel followed by the Pet Specialty channel.

Cost of goods sold increased by a net of $2,047,885, or 12.6%, from $16,269,676 in 2015 to $18,317,561 in 2016. Our variable and fixed warehouse and overhead costs increased in total by approximately $160,000, or 6.0%, from the comparable twelve months in 2015 due mostly to increased expenditures for off-site warehouses and payroll.

Gross profit dollars increased by approximately $1,203,086 to $8,752,599 for 2016, from $7,549,513 for the prior year. Gross profit margin increased 0.6% to 32.3% in 2016 from 31.7% in 2015.

Selling, general and administrative (“S, G & A”) expenses in 2016 were $6,069,145, an increase of 12.6%, or $679,248, from $5,389,897 in 2015. The largest increase came from selling expenses, which increased by approximately $425,000 from increased expenditures for customer incentives, shows, promotions, commissions, and cash discounts allowed.

Interest expense for 2016 was $109,591, a decrease of $6,144, or 5.3%, from $115,735 in 2015.

Our effective tax rate is lower as compared to last year, resulting in income tax expenses decreasing to $531,056 in 2016 from $750,592 in 2015.

We established and set up an insurance company (organized under the laws of the State of Delaware) and also an export company (organized under the laws of the State of Ohio) that has elected to be a Domestic International Sales Corporation (DISC) as wholly owned subsidiaries during this past year.

As a result of all the changes above, net income increased by $807,681, from $1,336,912 in 2015 to $2,144,593 in 2016.

During 2016, we had a net decrease of $1,183,204 in borrowings from our line of credit facilities with our bank under which we can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of December 31, 2016, and December 31, 2015, we had balances of $2,083,966 and $3,267,170, respectively. At December 31, 2016, we were in compliance with all bank financial covenants.

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers. The principal use of such cash is for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and our customers. Our investing activities use cash primarily for the acquisition of equipment such as product molds, warehouse equipment, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank, which had $2,916,034 in available funds at December 31, 2016, based upon the balance of accounts receivable and inventories at that date. We made no significant changes to the structure of our debt during 2016

As of December 31, 2016, we had $2,958,110 in principal amount of indebtedness consisting of:

Debt	Interest Rate	Balance
Bank line of credit - $5,000,000	30 Day Libor plus 2.25%	$2,083,966
Bank term note ($1,000,000 original balance)	30 Day Libor plus 3.0%	750,000
Note Payable to Molor Products	Non-interest bearing	81,253
Lake County Economic Development Loan ($125,000 original balance)	5.0%	40,826
Capitalized lease	9.9%	2,065

The bank line of credit indebtedness of $2,083,966 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. We paid down the balance of the line by over a million dollars during 2016 by increasing our income from operations and also by reducing the level of inventory kept on hand. Total eligible collateral at December 31, 2016 was $5,778,435. The $5,000,000 line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the $5,000,000 line of credit has been renewed by the bank through June 30, 2018. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of December 31, 2016, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 2.67 and a tangible net worth of $9,945,840. Our expenditures for property and equipment totaled approximately $739,000.

Our short-term and long-term liquidity will continue to depend on our ability to achieve positive cash-flow on our operations and to increase sales of our products. In 2016, we were successful in funding our operating cash requirements primarily with net income while in 2015 we relied on our working capital line of credit. During the third quarter of 2016, we entered into a commitment to purchase an automatic packaging machine, with a cost of approximately $105,000, to be used at our Mentor facility. To finance the purchase, we entered into a lease with Connext Financial. It will be a 60-month lease with a $1.00 buyout at the end of the lease with an approximate 5.44% interest rate. The lease will be finalized in 2017 when the equipment is available.

A schedule of our contractual obligations as of December 31, 2016 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short and Long Term Debt	$2,956,045	$226,876	$2,497,916	$231,253	$-
Capital Lease Obligations	2,065	2,065	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Operating Leases	3,555,291	574,961	1,175,302	1,241,114	563,914
Total Contractual Cash Obligations	$6,513,401	$803,902	$3,673,218	$1,472,367	$563,914

Net cash provided by operating activities for the year ended December 31, 2016 was $2,250,125. Cash was provided by the net operating income for the year of $2,144,593 as well as the non-cash charges for depreciation of $599,419, amortization of $54,290, stock option expense of $12,021, and loss on fixed assets written off of $10,855. Cash decreased by $571,053 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(346,988)
Inventories decrease	904,077
Prepaid expenses increase	(302,715)
Deposits and Other Assets increase	(96,849)
Amortizable Intangible Asset increase	(101,222)
Accounts payable decrease	(797,949)
Accrued expenses increase	141,674
Deferred Tax liability increase	28,919
Net change	$(571,053)

Accounts receivable increased by approximately $350,000 due to increased sales in the fourth quarter of the year. Inventories decreased by approximately $900,000 due to due to close out sales and improved management of our supply chain. Prepaid expenses increased by approximately $303,000 due to increased prepayments for product royalties of approximately $170,000, costs related to the insurance company formation and administration of approximately $80,000, taxes of approximately $87,000, and miscellaneous items of approximately $11,000, offset by a decrease in prepayments for inventory of approximately $45,000. Amortizable intangible assets increased by approximately $101,000 primarily due to obtaining more patents and partly from website development costs and obtaining a Bluetooth license. Accounts payable decreased by approximately $798,000 primarily due to the decrease in inventories. Accrued expenses increased by approximately $142,000 primarily due to increased accruals related to bonus and profit sharing agreements.

Net cash used in investing activities for the year ended December 31, 2016 was $737,920. Approximately $370,000 was used for tooling/molds and approximately $214,000 was used for Bluetooth® technology development with the balance used to purchase various computer/software and various other asset purchases, including display units and warehouse equipment.

Net cash used in financing activities in 2016 was $1,484,226. Net payments on the bank line of credit amounted to approximately $1,200,000. Approximately $300,000 was used to reduce term loan principal and other borrowings. The cash dividend paid on Preferred Stock accounted for approximately $52,000 while issuances of common stock provided approximately $30,000.

Net cash used by operating activities for the year ended December 31, 2015 was $128,877. Cash was provided by the net operating income for the year of $1,336,912, as well as the non-cash charges for depreciation of $619,647, amortization of $76,341, stock option expense of $14,211, and loss on fixed assets written off of $25,157. Cash decreased by $2,201,145 due to changes in our operating assets and liabilities.

Accounts receivable increased by approximately $1,200,000 primarily due to renegotiated payment terms with our largest customer and partly due to increased sales. Inventories increased by approximately $1,020,000 due to bringing in product for our new dual brand strategy. Prepaid expenses increased by approximately $104,000 due to increased prepayments for shows, income taxes, investor relations, and inventory. Amortizable intangible assets increased by approximately 50,000 due to obtaining more patents. Accounts payable increased by approximately $93,000 primarily due to the increase in inventories.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

In the following discussion all references to 2016 are for the year ended December 31, 2016 and all references to 2015 are for the year ended December 31, 2015.

Sales increased by approximately $3,251,000, or 13.6%, to $27,070,160 in 2016 from $23,819,189 in 2015. Volume increases accounted for most of this growth with sales to national chains accounting for about 89% of the increase. National Chains, Distributors, Regional Chains and E-commerce customers comprised almost 97% our revenue in both 2016 and 2015. All of these customer types except Regional Chains experienced growth from 2015 to 2016. The largest growth in revenue came from sales to national chain customers, which increased by approximately $2,810,000 from 2015 to 2016, followed by sales to distributors, which grew by approximately $181,000 during the same time period.

We remain focused on three main channels: “grocery, drug, mass,” “pet specialty,” and “e-commerce.” We also occasionally sell our products in “value” and “closeout” channels, among others. In 2015 we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. Today the Pet Zone brand is sold to the “grocery, drug, mass” channel while the OurPets brand is sold to the “pet specialty” channel. Both brands are sold to the “e-commerce” channel. In 2016, sales increased approximately $1,484,000 (14%) in the “grocery, drug, mass retail” channel. Sales increased in the “pet specialty” channel by approximately $876,000 (8%), and in the “e-commerce” channel by approximately $86,000 (3%). Sales also increased in the close out and value channels by approximately $365,000 (147%) and $228,000 (43%), respectively due to increased close-out sales to dispose of excess inventory.

In 2016, toys/accessories accounted for about 53.4% of our net sales, bowls/feeders comprised 33.76% of our net sales followed by Edibles/Consumables at 6% of sales and Waste & Odor at 4% of sales. Toys/accessories sales increased about $3,482,000 (31%) from 2015 to 2016. This increase was mainly due to increased volume from our major customers. One of our major Food, Drug and Mass retail customers added several new Play–n-Squeak toys to their line along with the Fly By Spinner Electronic toy. We also had a major Pet Specialty customer add two and three foot planograms with a variety of 20-30 different items to hundreds of stores. The bowls/feeders category decreased by approximately $122,000, or 1.0%, from 2015 to 2016. Although Raised Feeders increased about $137,000 from increased sales of our Designer Diner/Barking Bistro and Private Label versions, Stainless Steel bowls declined about $260,000 due to other private label stainless steel bowls being discontinued. While sales of catnip consumables increased by 5%, overall sales in the consumables/treats category decreased by 2% from 2015 to 2016. The decrease was mostly from lower sales of tuna flakes to a customer who discontinued these products. We will be investing additional resources into the consumable/treat category as we believe there are still opportunities for significant growth in this area. The waste/odor category grew by 8% from 2015 to 2016 with most of the growth coming from litter box accessories and disposable litter boxes. We continue to expect this category to generate greater sales moving forward as we have launched our Switchgrass BioChar Natural Cat Litter and our Intelligent Pet Care (IPC) Smartscoop Bluetooth automatic litter box.

In terms of dog products vs. cat products, cat products continued to be the largest proportion of our sales with 62% of total sales (57% in 2015) while dog products comprised 36% (41% in 2015). Miscellaneous items comprised the other 2%. Cat products grew by about 23% from last year due to increased toy sales. Dog products sales declined by about 2% over last year due mostly to decreases in bowl/feeder sales.

Our net sales to international customers generated about $2,394,000 in revenue or about 9% of total sales for the year. International sales decreased by a net of approximately $106,000, or 4.23%, compared to a year ago when they comprised approximately 11% of our sales. Most of our international sales continue to come from Canada (60% of total international sales) and the United Kingdom (24% of total international sales). Sales to customers in Canada were down by approximately $30,000, or 2%, from a year ago. The weakening Canadian dollar continued to be a main headwind to Canadian purchasing power. To offset the foreign currency impact to our customers, we started a direct China FOB program for some of our Canadian customers and while this resulted in lower revenues to us, it produced better values for our customers. Sales to customers in the United Kingdom were down by approximately $66,000, or 10.5%, from a year ago, due to decreased sales of consumables/treats to one of our larger distributors in that region. Sales to our distributor in Taiwan increased about $71,000 to about $127,000 due to their expanding toys/accessories and bowls/feeder sales, however these were offset by sales reductions of about $75,000 from Saudi Arabia as that country did not reorder the same volume of consumables/treats and toys/accessories. The total international country count of product sales was 14 countries in 2016 versus 13 countries in 2015.

Sales to all customers for new products in 2016 that were not sold in 2015 were approximately $2,731,000, or about 10% of our total sales. Most of these new product sales came from our cat toys and included the PetZone Fly By Spinner™ electronic cat toy, our PetZone Safari Friends™Assorted Play-n-Squeak® cat toys, our PetZone Dino Friends™ cat plush toys, our PetZone 2 in 1 Dual Incline Scratcher, and our PetZone Veggies Assortment cat toys. The balance of new product sales came from new bowls/feeders and waste and odor products including our new Switchgrass Biochar™ Natural Cat Litter.

While we introduced our “Intelligent Pet Care” product line at the Global Pet Expo in March 2016, we will not see significant shipments until 2017 due to a lengthier product development than expected. These products use Bluetooth® technology to communicate information to pet owners’ smartphones about their pets.

Cost of goods sold increased by 12.6%, or a net of $2,047,885, to $18,317,561 in 2016 from $16,269,676 in 2015. Most of the increase resulted from the growth in sales as variable operating expenses as a percentage of sales increased slightly and fixed operating expenses increased minimally at around 5%. In 2016 we negotiated substantial payment discounts (approximately $142,000) as a result of exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. These gains were partially offset, however, by the approximate $91,000 decrease in duty refunds realized from the U.S. Customs department for GSP (Generalized System of Preferences) for duties paid to import stainless steel bowls from India. Our receiving and order-processing costs also increased due to contracting with local warehouses to assist in the receiving of inventory to be stored off-site from our main location.

Our variable and fixed warehouse and overhead costs increased in total by approximately $160,000, or 6.0%, from the comparable twelve months in 2015 due mostly to increased warehousing and payroll expenses. These two areas increased by approximately $74,000 in the aggregate over last year. Quality assurance expenses increased by approximately $25,000 over last year. A variety of items comprised the decrease of approximately $13,000, which offset these increases.

The increased sales resulted in an increase in gross profit dollars of 15.9%, or $1,203,086, from 2015 to 2016. Gross profit margin increased slightly by 0.6% to 32.3% in 2016 from 31.7% in 2015.

S, G & A expenses in 2016 were $6,069,145, an increase of 12.6%, or $679,248, from $5,389,897 in 2015. This increase was the net result of: (1) an increase in selling expenses of approximately $425,000 from increased expenditures for customer incentives, shows, promotions, commissions, and cash discounts allowed; (2) an increase in salaries, payroll taxes, and benefits of approximately $141,000; (3) an increase in marketing expenses of approximately $103,000 from a one-time public relations campaign related to the launch of our Intelligent Pet Care™ products and increased expenses for samples; (4) an increase in bad debt expense of approximately $56,000; (5) an increase in IT (Information Technology) expenses of approximately $37,000; (6) a decrease in business and product development expenses of approximately $59,000; (7) a decrease in professional expenses of approximately $31,000 from decreased consulting expenses; and (8) a net increase of $7,000 in all other S,G & A expenses.

Our “income from operations” increased by approximately $524,000 from $2,159,616 in 2015 to $2,683,454 in 2016. This increase was the result of the gross profit on sales increasing by $1,203,086 offset by the S, G & A expenses increasing by $679,248.

Other income for 2016 was $101,786, compared to other income of $43,623 in 2015. Of the approximate $102,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $82,000 of other income in 2016 and $44,000 in 2015 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2016 was $109,591, a decrease of $6,144, or 5.3%, from $115,735 in 2015. We decreased our average line of credit balance by approximately $284,000 from a year ago. However, the interest rate (2.25 + 30 day LIBOR rate) on the line of credit increased due to an approximate 0.3% increase in the monthly LIBOR rate. As a result, interest on the line increased by about $600. In the third quarter of 2015, we borrowed a new $1,000,000 term loan from our bank. This new loan resulted in approximately $18,400 more in interest expense than a year ago. We paid off the debt owed to contributors in the third quarter of 2015. We also paid off the balance of an outstanding $500,000 term loan with our bank in the fourth quarter of 2015. As a result of these pay-offs, we incurred approximately $21,000 less in interest expense than a year ago. Finally, we paid down other smaller loans and leases, which resulted in approximately $4,100 in less interest expense.

Income tax expense in 2016 decreased to $531,056 from $750,592 in 2015. The $219,536 decrease was due to (1) a decrease in the estimate for federal income tax expense due of approximately $180,000, (2) a decrease in the estimate of local income tax expense due of approximately $18,000, (3) a decrease in the amount added to the deferred tax account of approximately $23,000, and (4) an increase in state franchise taxes paid of approximately $1,000. In 2016 we set up an insurance company and a domestic international sales corporation (DISC) as wholly owned subsidiaries. Transactions with these entities lowered our taxable income by approximately $1,165,000. The decrease in the amount added to the deferred tax account was a result of decreasing the amount of fixed assets that qualified as Section 179 property.

Net income increased by $807,681, from $1,336,912 in 2015 to $2,144,593 in 2016. This increase was as a result of the following changes from 2015 to 2016:

Net revenue increase of 13.6%	$3,250,971
Cost of goods sold increase of 12.6%	(2,047,885)
Gross profit increase of 15.9%	1,203,086
Selling, general, and administrative expenses increase of 12.6%	(679,248)
Other expense/income increase	58,163
Interest expense decrease of 5.3%	6,144
Income tax expense decrease	219,536
Increase in profitability	$807,681

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2016 and 2015, and for the years then ended, together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our President and Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2016.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on June 5, 2017 (the “Proxy Statement for the 2017 Annual Meeting”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2017 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Shareholders” of our Proxy Statement for the 2017 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” and “Board of Directors—Director Independence” of our Proxy Statement for the 2017 Annual Meeting.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Auditing Firm Fees” contained in our Proxy Statement for the 2017 Annual Meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 28-48).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.3	1999 Stock Option Plan.(1)

10.4	Standard Option Agreement.(1)

10.5	Standard Common Stock Purchase Warrant.(1)

10.6	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.7	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.8	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.9	PetsMart 2001 Vendor Purchasing Terms.(1)

10.10	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.11	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.12	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.13	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.14	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.15	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.16	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.17	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.18	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.19	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.20	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.21	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.22	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.23	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.24	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.25	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.26	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.27	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.28	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.29	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.30	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.31	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.32	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.33	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.34	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.35	2008 Stock Option Plan(14)

10.36	First Amendment to the 2008 Stock Option Plan(15)

10.38	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.38	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.39	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.40	Form of Warrant.(17)

10.41	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.42	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.43	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.44	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.45	Form of Warrant.(20)

10.46	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.47	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.48	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.49	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.50	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.51	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.52	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.53	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.54	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.55	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.56	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.57	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.58	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.59	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.60	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.61	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.62	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.63	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.64	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.65	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.66	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.67	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.68	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.69	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

10.70	Employment Agreement dated May 31, 2013 between Scott R. Mendes and OurPet’s Company. (31)

10.71	Employment Agreement dated May 31, 2013, 2013 between Konstantine S. Tsengas and OurPet’s Company. (31)

10.72	Loan Agreement, dated June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.73	Cognovit Promissory Note, dated June 20, 2013, executed by OurPet’s Company in favor of the Board of Lake County Commissioners. (32)

10.74	Security Agreement, dated December June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.75	Amendment to Note, dated November 12, 2013, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (33)

10.76	Business Loan Agreement (Asset Based), dated April 16, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(34)

10.77	Promissory Note in the principal amount of $5,000,000, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.78	Promissory Note in the principal amount of $277,777.92, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.79	Amended Promissory Note, dated September 4, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (35)

10.80	Business Loan Agreement (Asset Based), dated May 27, 2015, between OurPet’s Company, Virtu Company, SMP Company, Incorporated, and FirstMerit Bank, N.A.(36)

10.81	Promissory Note in the principal amount of $5,000,000, dated May 27, 2015, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated.(36)

10.82	Promissory Note in the principal amount of $5,000,000 dated December 9, 2016, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated. (37)

10.83	Commercial Security Agreement dated December 9, 2016, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated. (37)

11	Statement of Computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

(31)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 3, 2013.

(32)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2013.

(33)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on November 18, 2013.

(34)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on April 17, 2014.

(35)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 8, 2014.

(36)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on May 29, 2015.

(37)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 14, 2016.

All other Exhibits filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, Chief Executive Officer and	March 31, 2017
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	March 31, 2017
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	March 31, 2017
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	March 31, 2017
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	March 31, 2017
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	March 31, 2017
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2016

and

DECEMBER 31, 2015

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OurPet’s Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries (the “Company”), a Colorado corporation, as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. OurPet’s Company and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OurPet’s Company and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and its cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ NMS, Inc.
Certified Public Accountants

Mentor, Ohio

March 25, 2017

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$127,979	$100,000
Accounts receivable - trade, less allowance for doubtful accounts of $79,182 and $37,824	4,641,798	4,294,810
Inventories net of reserve	7,010,536	7,914,613
Prepaid expenses	885,391	582,676
Total current assets	12,665,704	12,892,099

PROPERTY AND EQUIPMENT
Computers and office equipment	1,014,679	930,094
Warehouse equipment	583,174	561,173
Leasehold improvements	309,045	291,597
Tooling	4,633,246	4,334,257
Construction in progress	479,224	222,259
Total	7,019,368	6,339,380
Less accumulated depreciation	5,018,462	4,466,120
Net property and equipment	2,000,906	1,873,260

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $547,980 and $493,690	404,273	357,341
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	98,524	1,675
Total other assets	1,047,636	903,855

Total assets	$15,714,246	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2016	2015

LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$228,941	$276,890
Accounts payable - trade	784,900	1,582,849
Other accrued expenses	713,532	571,858
Total current liabilities	1,727,373	2,431,597

LONG-TERM LIABILITIES
Long-term debt - less current portion above	645,203	876,248
Revolving Line of Credit	2,083,966	3,267,170
Deferred Income Taxes	362,753	333,834
Total long term liabilities	3,091,922	4,477,252

Total liabilities	4,819,295	6,908,849

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,808,569 and 17,625,739 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively	5,171,512	5,082,566

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at December 31, 2016 and December 31, 2015	865,312	865,312

PAID-IN CAPITAL	79,539	67,518

ACCUMULATED EARNINGS	4,198,738	2,165,119
Total stockholders' equity	10,894,951	8,760,365

Total liabilities and stockholders' equity	$15,714,246	$15,669,214

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2016	2015

Net revenue	$27,070,160	$23,819,189

Cost of goods sold	18,317,561	16,269,676

Gross profit on sales	8,752,599	7,549,513

Selling, general and administrative expenses	6,069,145	5,389,897

Income from operations	2,683,454	2,159,616

Other (income) and expense, net	(101,786)	(43,623)
Interest expense	109,591	115,735

Income before income taxes	2,675,649	2,087,504

Income tax expense	531,056	750,592

Net income	$2,144,593	$1,336,912

Basic and Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock:
Net Income	$0.11	$0.07

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,688,999	17,569,744

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	20,134,777	19,262,742

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity
Balance at December 31, 2014	63,500	$579,850	123,616	$865,312	17,553,007	$5,031,766	$53,307	$930,926	$7,461,161

Common Stock issued upon exercise of stock options	-	-	-	-	9,232	-	-	-	-
Net income	-	-	-	-	-	-	-	1,336,912	1,336,912
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	50,800	-	(50,800)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	14,211	-	14,211

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

Common Stock issued upon exercise of stock options and warrants	-	-	-	-	119,330	29,891	-	-	29,891
Net income	-	-	-	-	-	-	-	2,144,593	2,144,593
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	59,055	-	(59,055)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	12,021	-	12,021

Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

The accompanying notes are an integral part of these consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,144,593	$1,336,912
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets Written Off	10,855	25,157
Depreciation expense	599,419	619,647
Amortization expense	54,290	76,341
Stock option expense	12,021	14,211
(Increase) decrease in assets:
Accounts receivable - trade	(346,988)	(1,178,362)
Inventories	904,077	(1,020,498)
Prepaid expenses	(302,715)	(104,083)
Deposits and Other Assets	(96,849)	-
Amortizable Intangible Asset Additions	(101,222)	(49,619)
Increase (decrease) in liabilities:
Accounts payable - trade	(797,949)	92,867
Accrued expenses	141,674	6,367
Deferred tax liabilities	28,919	52,183
Net cash provided by (used in) operating activities	2,250,125	(128,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	1,000	-
Acquisition of property and equipment	(738,920)	(663,516)
Net cash used in investing activities	(737,920)	(663,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(278,994)	(653,274)
Principal borrowings of long-term debt	-	1,000,000
Net borrowing (payment) on bank line of credit	(1,183,204)	405,138
Issuances of Common Stock	29,891	-
Dividends paid on Preferred Stock	(51,919)	(51,919)
Net cash provided by (used in) financing activities	(1,484,226)	699,945
Net increase (decrease) in cash	27,979	(92,448)

CASH AT BEGINNING OF PERIOD	100,000	192,448
CASH AT END OF PERIOD	$127,979	$100,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$105,014	$160,812
Income taxes paid	$580,590	$737,975

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$61,064	$6,933
Common Stock issued in payment of Preferred Stock Dividend	$59,055	$50,800
Tooling Obtained through Asset Purchase	$-	$85,000

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

In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016 the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc., (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law.

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

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2016 and 2015 in the amount of $79,182 and $37,824, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. In addition, the Company has a credit risk insurance policy that covers most of its international customers.

Inventory – Inventories are carried at the lower of cost or estimated net realizable value. Costs for finished goods, components, packaging, and work in process are determined under the first-in, first-out method.

Inventories at December 31, 2016 and December 31, 2015 consist of:

	2016	2015
Finished goods	$6,108,701	$6,676,172
Components, packaging and work in process	1,114,848	1,452,192
Inventory reserve	(213,013)	(213,751)
Total	$7,010,536	$7,914,613

All inventories are pledged as collateral for bank loans.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Changes to the inventory reserve during 2016 and 2015 are shown below:

	2016	2015
Beginning Balance	$213,751	$159,076
Increases to Reserve	249,490	237,399
Write Offs against Reserve	(250,228)	(182,724)
Ending Balance	$213,013	$213,751

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

Computers and office equipment	3 to 7 years
Leasehold improvements	5 to 39 years
Tooling	3 to 7 years
Warehouse equipment	3 to 7 years

Total depreciation expenses for the years ended December 31, 2016 and December 31, 2015 were $599,419 and $619,647, respectively. All property and equipment are pledged as collateral for bank loans.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment annually. For the years ended December 31, 2016 and December 31, 2015, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $82,772 for the year ended December 31, 2016 and $49,619 for the year ended December 31, 2015 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2016, costs were also incurred for the development of our website in the amount of $10,450 and for a Bluetooth license in the amount of $8,000. Part of the costs for the website are currently being amortized between 3 and 5 years on a straight line basis, and the other portion will start to be amortized over such a life in the coming year. The costs for the Bluetooth license are being amortized over 5 years on a straight line basis.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Self-Insurance – In 2016, the Company formed Series OP and joined a group insurance program to insure against certain business losses. The Company pays annual insurance premiums of $1,069,432 to the company. Series OP is consolidated with the Company due to common control. It insures for certain losses, such as losses of key employee or contract and reputational risk, among others. The expected cost for claims incurred as of the balance sheet date is not discounted. The expected cost of claims is estimated based upon analysis of historical data and actuarial estimates. It insures claims related to the following for the period of December 31, 2016 through December 30, 2017:

Loss of Key Contract	$1,000,000
Loss of Key Supplier	$1,000,000
Loss of Key Employee	$1,000,000
Intellectual Property Defense Liability	$1,000,000
Directors and Officers Liability	$1,000,000
Reputational Risk	$1,000,000
Administrative Actions	$1,000,000
Legal Defense	$1,000,000
Errors and Omissions	$1,000,000
Product Recall	$1,000,000
Deductible Reimbursement	$1,000,000
Intellectual Property Infringement	$1,000,000

The aggregate limit of liability per line of coverage is $1,000,000 and the program aggregate limit of liability is $2,000,000. Risk pool distribution is 49% related risk and 51% unrelated risk. The Company is responsible for 49% of its own claims and the risk pool is responsible for the remaining 51% of claims.

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

For the year ended December 31, 2016, 26.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $7,095,139.

For the year ended December 31, 2015, 25.4% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $6,039,847.

Research and Development Costs – Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2016 and December 31, 2015 were $223,025 and $308,202, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2016 and December 31, 2015 were $127,326 and $60,292, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards require the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2016 and 2015 as a result of stock options was $12,021 and $14,211, respectively.

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

As of December 31, 2016, common shares that are or could be potentially dilutive include 497,167 stock options at exercise prices from $0.41 to $1.12 per share, 827,682 warrants to purchase Common Stock at exercise prices from $0.414 to $0.591 per share, 635,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second series of Preferred Stock (2009) at a conversion rate of $.70 per share.

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

Fair Value of Financial Instruments – Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying values of certain balance sheet financial instruments approximated their fair values and are all classified within level one of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short term borrowings, and certain other assets and liabilities. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2016 and 2015, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.

The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2013 and forward. The Company’s major taxing jurisdiction is the United States as well as various state and local jurisdictions. The Internal Revenue Service is not currently examining any of the Company’s U.S. income tax returns for which the statute has yet to expire.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Product Warranties – The Company warrants certain of its higher priced products against material defects for a specific period of time, generally one to two years. The Company provides for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of the sale of the total costs that the Company expects to incur to repair and/or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on current information on repair/replacement costs. The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return. At the end of both 2016 and 2015, the reserve had a balance of approximately $30,000.

Prepaid Expenses – As of December 31, 2016, prepaid expenses consisted primarily of marketing expenses for shows, prepayments for IT (Information Technology) subscription related services, royalties, and income taxes. As of December 31, 2015, prepaid expenses consisted primarily of marketing expenses, including expenses for shows, redesign of our catalogs, and display units and prepayments for IT (Information Technology) subscription related services.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events –

The Company has performed an evaluation of subsequent events and no events were identified that would require adjustment or disclosure in the consolidated financial statements.

Recently Issued Accounting Pronouncements –

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates step two in the current two-step impairment test under ASC 350. Under the new standard, a goodwill impairment will be recorded for any excess of a reporting unit's carrying value over its fair value. A prospective transition approach is required. The standard is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017.

In November 2016, the FASB issued updated guidance on Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents". As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).” This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

In April and May 2016, the FASB issued ASU 2016-10 – “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)”:Narrow-Scope Improvements and Practical Expedients. These amendments provide additional guidance to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-08 – “Revenue from Contracts with Customers (Topic 606)”: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), amending the new revenue recognition standard that it issued jointly with the FASB in 2014 - Revenue from Contracts with Customers, (Topic 606). The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt –

	Dec. 31- 2016	Dec. 31- 2015

Revolving note payable - Bank, under line of credit facility of up to $5,000,000 with interest at 30 day LIBOR plus 2.25%. The note is secured by accounts receivable, equipment, inventory, trademarks, patents and the personal guarantee of certain stockholders.	$2,083,966	$3,267,170

Note payable - Bank, loan of $1,000,000 incurred in August 2015 with interest at 30 day LIBOR plus 3.0%. It has a five year term, maturing on 9-1-2020, with monthly payments of $16,667 in principal plus accrued interest. The note is secured by a cross-collateralized, first position lien on all business assets currently securing the existing revolving line of credit.	750,000	950,000

Note Payable - Molor Products - The note is part of a purchase agreement signed in April 2015 and maturing in June 2020. It is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Loan is secured by the assets acquired.	81,253	83,358

Note Payable- Lake County Economic Development Loan Program – due in 60 monthly principal and interest installments of $2,359 including interest at a fixed rate of 5% beginning July 2013 and maturing June 2018. Loan is secured by IT equipment and tooling.	40,826	66,393

Capitalized Lease – due May 2017 in 48 monthly payments of $527 including interest of 9.9%. Lease is secured by the truck which was financed by this lease.	2,065	7,868

Note payable – Ohio 166 Program due in 60 monthly principal and interest installments of $4,043 beginning November 1, 2011 through October 1, 2016 at an interest rate of 3.00% plus an annual servicing fee of .25%. This note is secured by certain tooling.	0	39,882

Capitalized Lease – due in monthly payments of $838 including interest of 11.88% through June 2016. Lease is secured by equipment which was financed by this lease.	0	5,637

Total Notes Payable and Long Term Debt	2,958,110	4,420,308
Less Current Portion of Long-Term Debt	(228,941)	(276,890)
Long-term debt	$2,729,169	$4,143,418

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2017	228,941
2018	2,297,916
2019	200,000
2020	231,253
$2,958,110

The bank loan agreements contain various restrictive and customary covenants and default provisions under which the Company must obtain permission from its lender to (i) purchase or retire any of its capital stock; (ii) pay dividends in cash on any of its capital stock other than dividends on our Preferred Stock subject to meeting the debt service coverage ratio; (iii) exceed $750,000 annually for capital expenditures; and (iv) pay principal on subordinated notes due to officers and directors. In addition, the Company must follow certain other requirements as to maintaining a minimum debt service coverage ratio of at least 1.00 to 1.15 and an adjusted tangible net worth of at least $6,000,000.

At December 31, 2016, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.67 versus the required 1.00 to 1.15. Our tangible net worth calculated at $9,945,840 versus the required $6,000,000. We were also in compliance with the bank’s $750,000 maximum capital expenditure covenant as our capital expenditures were approximately $739,000.

At December 31, 2015, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.39 versus the required 1.15. Our tangible net worth calculated at $7,858,185 versus the required $6,000,000. We were also in compliance with the bank’s $750,000 maximum capital expenditure covenant as our capital expenditures were approximately $664,000.

Intangible Assets –	As of December 31, 2016		As of December 31, 2015
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$820,826	$460,235	$738,054	$425,405
Website Development Costs	$88,050	$59,585	$77,600	$47,867
Brands and Logos	$35,377	$27,493	$35,377	$20,418
Bluetooth License	$8,000	$667
Unamortized intangible assets:
Domain names	$16,328	N/A	$16,328	N/A
Cosmic Pet assets	$461,000	N/A	$461,000	N/A
Goodwill-PetZone	$67,511	N/A	$67,511	N/A

Amortization expense for year ended 12/31	$54,290		$76,341

Estimated amortization expense:
For year ending 12/31/17	$55,837
For year ending 12/31/18	$53,275
For year ending 12/31/19	$45,562
For year ending 12/31/20	$49,513
For year ending 12/31/21	$54,465

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions –

The Company leases warehouse and office facilities located in Fairport Harbor, Ohio from a related entity, Senk Properties, LLC, at a current monthly rental of $30,827 plus real estate taxes and insurance. The Company entered into a ten year lease with Senk Properties which was effective upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule was set at $27,250 per month for the first two years, $29,013 per month for the next two years, $30,827 for the next three years, $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. The monthly rental rate was set at $8,542 for the first two years, $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The current monthly rental rate is $9,732. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon.

Total lease expenses for the year ended December 31, 2016 and the year ended December 31, 2015 were $770,147 and $691,136, respectively. Related party lease expenses for the same periods were $553,978 in 2016 and $548,738 in 2015.

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

The Company has been invoiced $781,061 by NSDA of which $485,390 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $245,671 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2016, the fee accrued to date was $5,346.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which were affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three year term, accrued interest at a variable rate of prime plus three percent, and were payable with accrued interest on November 8, 2015. In connection with the notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, had an exercise price of $.50 per share when issued, and have a five year term expiring on November 8, 2017. In 2016, 50,000 of the original warrants were exercised by a non-related party. The remaining warrants were adjusted to 304,489 warrants exercisable at $.4926 per share in accordance with the warrants anti-dilution provisions. The notes were paid off early in August of 2015 using part of the proceeds from the new term loan borrowed from First Merit Bank.

In December 2016, the Company established two new wholly owned subsidiaries. The first is named Series OP and is an Insurance company organized under the law of Delaware. It participates in a group insurance program to insure against certain business losses. The second subsidiary, OurPet’s Disc, Inc. is an Ohio corporation that participates in certain export transactions of goods that are eligible for export subsidies under U.S. tax law.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk –

Bank balances as of December 31, 2016, consist of $410,598 in depository institutions. FDIC insurance covers this amount as it provides $250,000 at each institution.

At December 31, 2016, 61% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $1,560,898, $651,426, $416,565, $160,013, and $123,933 which represents 33.4%, 14.0%, 8.9%, 3.4%, and 2.7% of total accounts receivable, respectively.

At December 31, 2015, 55% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $1,181,904, $492,519, $261,653, $227,091, and $181,012 which represents 27.7%, 11.5%, 6.1%, 5.3%, and 4.2% of total accounts receivable, respectively.

Capital Stock –

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible preferred stock. Each share of the preferred stock is convertible into ten shares of common stock at a conversion rate of $1.00 per share. Through December 31, 2016, 36,500 shares have been converted from preferred stock to common stock. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the preferred stock are entitled to a 10% dividend paid annually in common stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the common stock dividend.

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

Warrants –

At December 31, 2016, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2012 Director for guarantee	380,591	0.4138	December 7, 2017
2012 Notes payable to contributors	304,489	0.4926	November 8, 2017
2013 Director for guarantee	127,323	0.5419	October 10, 2018
2013 Payment for services	15,279	0.5912	October 18, 2018
Total	827,682

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2015	623,208	.64
Granted	91,000	.72
Exercised	39,999	.58
Forfeited	59,833	.59
Expired	30,016	.75
Outstanding at December 31, 2015	584,360	.66
Granted	114,500	.91
Exercised	150,026	.56
Forfeited	36,667	.96
Expired	15,000	.70
Outstanding at December 31, 2016	497,167	.63

The following table summarizes options outstanding at December 31, 2016:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.41-$0.61	218,667	$0.53	1.2 Years	187,427	$0.52
$0.62-$0.85	110,500	$0.74	3.6 Years	42,000	$0.70
$0.86-$1.12	168,000	$1.00	3.3 Years	90,530	$1.02

There were 319,957 and 357,070 options exercisable at December 31, 2016 and December 31, 2015, respectively. The weighted average exercise price of options granted in 2016 and 2015 was $0.91 and $0.72, respectively. The weighted average exercise price of options exercised in 2016 and 2015 was $.56 and $.58, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401-K Plan –

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees’ contribution up to 4%). Company matching contributions to the plan for 2016 and 2015 were $18,331 and $17,851, respectively.

Operating Leases –

Minimum future lease payments under operating leases as of December 31, 2016 are as follows:

2017	$574,961
2018	579,023
2019	596,279
2020	614,269
2021	626,845
Thereafter	563,914
Total minimum lease payments	$3,555,291

Total rent expenses including real estate taxes for the Company for the years ended December 31, 2016 and December 31, 2015 were $770,147 and $691,136, respectively.

Capital Leases –

Total amount under capital lease was $24,974 and $59,855 for the years ended December 31, 2016 and December 31, 2015, respectively. Accumulated depreciation amounts for capital lease assets were $17,482 for the year ended December 31, 2016 and $39,903 for the year ended December 31, 2015.

Minimum future lease payments under capital leases as of December 31, 2016 are as follows:

2017	$2,065
2018	0
2019	0
2020	0
2021	0

Total minimum lease payments	$2,065

Income Taxes –

At December 31, 2016, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2013 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, Maryland, and other state and local jurisdictions.

For the year ended December 31, 2016 there was a provision for income tax expense of $531,056 which came from i) an increase of approximately $29,000 in deferred tax liabilities, ii) approximately $501,000 of federal and local income tax expense payable, and iii) approximately $1,000 in state franchise taxes.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 there was a provision for income tax expense of $750,592 which came from i) an increase of approximately $52,200 in deferred tax liabilities, and ii) approximately $698,000 of federal and local income tax expense payable.

Following is a reconciliation of the expected income tax expense to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Income tax expense based on US statutory rate	$909,721	$709,751
State/Local income tax, net of federal tax benefit	19,371	27,609
Nondeductible items	9,757	14,970
Deduction for amortization of intangible asset	(4,995)	(4,995)
Deductible items	(402,066)	(2,089)
Other	(732)	5,346
Provision for Income Taxes	$531,056	$750,592

The line item “Deductible items” includes the tax effects of the 2016 premium payment to Series OP and the commission payment to the DISC.

The significant components of the Company’s deferred liability are as follows:

	2016	2015
Section 179 Properties	$334,024	$333,834
Deductible Items	28,729	0
Total	$362,753	$333,834

Product Warranties –

In 2013, we established a reserve to fund warranty related expenses for certain higher priced products. Warranty protection for these products is for one to two years from the date of purchase.

Changes to the reserve during 2016 are as follows:

Beginning Balance	$30,000
Accruals for warranties	61,517
Payments made	(61,517)
Ending Balance	$30,000

Litigation –

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

