Form 10-Q
period 2017-03-31
OURPETS CO
filed 2017-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2017	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of April 19, 2017, the Registrant had outstanding 17,808,569 shares of Common Stock, 187,116 shares of Convertible Preferred Stock, convertible into 1,871,160 shares of Common Stock, warrants exercisable for 827,682 shares of Common Stock and options exercisable for 527,167 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2017.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$735,738	$127,979
Accounts receivable - trade, less allowance for doubtful accounts of $83,682 and $79,182	3,817,842	4,641,798
Inventories net of reserve	8,023,881	7,010,536
Prepaid expenses	935,034	885,391
Total current assets	13,512,495	12,665,704

PROPERTY AND EQUIPMENT
Computers and office equipment	1,033,679	1,014,679
Warehouse equipment	722,192	583,174
Leasehold improvements	309,045	309,045
Tooling	4,896,790	4,633,246
Construction in progress	258,739	479,224
Total	7,220,445	7,019,368
Less accumulated depreciation	5,122,550	5,018,462
Net property and equipment	2,097,895	2,000,906

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $562,633 and $547,980	409,184	404,273
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	77,650	98,524
Total other assets	1,031,673	1,047,636

Total assets	$16,642,063	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2017	2016
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$246,139	$228,941
Accounts payable - trade	1,544,304	784,900
Other accrued expenses	648,228	713,532
Total current liabilities	2,438,671	1,727,373

LONG-TERM LIABILITIES
Long-term debt - less current portion above	672,548	645,203
Revolving Line of Credit	1,865,492	2,083,966
Deferred Income Taxes	381,023	362,753
Total long term liabilities	2,919,063	3,091,922

Total liabilities	5,357,734	4,819,295

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 17,808,569 shares issued and outstanding at March 31, 2017 and December 31, 2016	5,171,512	5,171,512

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at March 31, 2017 and December 31, 2016	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued and outstanding at March 31, 2017 and December 31, 2016	865,312	865,312

PAID-IN CAPITAL	85,539	79,539

ACCUMULATED EARNINGS	4,582,116	4,198,738
Total stockholders' equity	11,284,329	10,894,951

Total liabilities and stockholders' equity	$16,642,063	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net revenue	$6,536,810	$6,175,985

Cost of goods sold	4,412,042	4,344,128

Gross profit on sales	2,124,768	1,831,857

Selling, general and administrative expenses	1,643,880	1,416,588

Income from operations	480,888	415,269

Other (income) and expense, net	9,952	(27,006)
Interest expense	21,846	32,835

Income before income taxes	449,090	409,440

Income tax expense	65,713	142,859

Net income	$383,377	$266,581

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.02	$0.01

Weighted average number of common shares outstanding used to calculate basic earnings per share	17,808,569	17,627,586

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,698,390	19,458,841

The accompanying notes are an integral part of the condensed consolidated consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

Net income	-	-	-	-	-	-	-	383,377	383,377
Stock-Based compensation expense	-	-	-	-	-	-	6,000	-	6,000

Balance at March 31, 2017 (unaudited)	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$85,539	$4,582,116	$11,284,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$383,377	$266,581
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on Fixed Assets	995	9,474
Depreciation expense	124,068	158,685
Amortization expense	14,653	12,508
Stock option expense	6,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	823,956	366,082
Inventories	(1,013,345)	473,260
Deposits	20,874	-
Prepaid expenses	(49,643)	(181,132)
Amortizable Intangible Asset Additions	(19,565)	(17,820)
Increase (decrease) in liabilities:
Accounts payable - trade	759,404	(634,235)
Accrued expenses	(65,304)	(85,768)
Deferred tax liabilities	18,270	(18,631)
Net cash provided by operating activities	1,003,740	355,004

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	4,000	1,000
Acquisition of property and equipment	(120,750)	(225,485)
Net cash used in investing activities	(116,750)	(224,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of Common Stock	-	7,000
Principal payments on long-term debt	(60,757)	(72,490)
Net payment on bank line of credit	(218,474)	(87,138)
Net cash used in financing activities	(279,231)	(152,628)
Net increase (decrease) in cash	607,759	(22,109)

CASH AT BEGINNING OF PERIOD	127,979	100,000
CASH AT END OF PERIOD	$735,738	$77,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$26,354	$32,911
Income taxes paid	$-	$108,140

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options	$-	$5,300
Equipment obtained through capital lease	$105,300	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone brands. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016 the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to DISC for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States. The Company has two other wholly Ohio subsidiaries, Virtu Company and SMP Company, Incorporated (together, the “Original Subsidiaries”), that no longer have active operations.

BASIS OF PRESENTATION

OurPet’s follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2017, and March 31, 2016, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its Original Subsidiaries. The December 31, 2016, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2016 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2016, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for future fiscal periods.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2017, and March 31, 2016, consisted of:

	2017	2016
Finished Goods	$6,963,404	$6,440,824
Components, packaging and work in process	1,271,459	1,204,370
Inventory Reserve	(210,982)	(203,841)
Total	$8,023,881	$7,441,353

During the three months ended March 31, 2017, the Company recorded additional inventory reserve charges of $21,213. Changes to the inventory reserve during 2017 and 2016 are shown below:

	2017	2016
Beginning Balance	$213,013	$213,751
Increases to reserve	21,213	61,752
Write offs against reserve	(23,244)	(71,662)
Ending Balance	$210,982	$203,841

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the first quarter of 2017.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2017, and December 31, 2016, in the amounts of $83,682 and $79,182, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

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

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the first quarter of 2017, we were in the fifth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the first quarter of 2017, we were in the sixth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $120,948 for the three months ended March 31, 2017.

On January 15, 2007, and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”). One of the principals of NSDA is John W. Spirk, Jr., a member of the Company’s board of directors and a stockholder.  NSDA indirectly owns shares of the Company’s common stock through its ownership in Pet Zone Products, Ltd., a significant stockholder of the Company.  The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company.

The Company has been invoiced $781,061 by NSDA, of which $490,736 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $240,325 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of March 31, 2017, the fee accrued to date was $1,978.

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

In December 2016, the Company established two new wholly owned subsidiaries. The first is named Series OP and is an insurance company organized under Delaware law. It participates in a group insurance program to insure against certain business losses. The second subsidiary, OurPet’s Disc, Inc. is an Ohio corporation that participates in certain export transactions of goods that are eligible for export subsidies under U.S. tax law.

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, Flappy®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat!Go!®, Festiva®, and Cosmic Pet™ brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

For the three months ended March 31, 2017, 33.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,510,781 and $669,643, which represents 23.1% and 10.2% of total revenue, respectively.

For the three months ended March 31, 2016, 27.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,672,230.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2017 and 2016, the amount of compensation expense recognized as a result of stock options was $6,000.

On May 2, 2008, our Board of Directors approved the 2008 Plan which was approved by the shareholders on May 30, 2008.  On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

On April 14, 2017, the Board approved the 2017 Plan which will supersede the 2008 Stock Option Plan, as amended. In the event the 2017 Plan is approved at the 2017 Annual Meeting of Shareholders to be held on June 5, 2017, no further options will be granted under the 2008 Plan.  The 2017 Plan will be administered by our Compensation Committee.  The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2017, common shares that are or could be potentially dilutive include 527,167 stock options at exercise prices from $0.41 to $1.21 a share, 827,682 warrants to purchase common stock at exercise prices from $0.41 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share. As of March 31, 2016, common shares that were or could have been potentially dilutive included 589,360 stock options at exercise prices from $0.41 to $1.27 a share, 860,743 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares of common stock underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares of common stock underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first three months of 2017, the Company increased its deferred tax liabilities by approximately $18,000 (from $362,753 to $381,023), primarily for adjustments related to the accelerated deductibility of various Section 179 properties.

In 2016, the Company set up an insurance company and a domestic international sales corporation (DISC) as wholly owned subsidiaries. Transactions with these entities lowered our taxable income by approximately $1,165,000 during 2016, and similar transactions are expected to take place towards the end of 2017. Our effective tax rate for the first quarter was based on the assumption that such transactions will take place. The estimated federal income tax expense payable for the three months ended March 31, 2107, was $44,808. The estimated local income tax expense payable for the three months ended March 31, 2017, was $2,636. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

During the first three months of 2016, the Company reduced its deferred tax liabilities by approximately $19,000 (from $333,834 to $315,203) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the three months ended March 31, 2106 was $151,388. The estimated local income tax expense payable for the three months ended March 31, 2016, was $8,638. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,500 in franchise taxes during the first quarter.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at March 31, 2017, or December 31, 2016, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2016, and March 31, 2017. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

In early January 2014, the Company contracted with a Professional Employer Organization (“PEO”) which co-employs the Company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibilities and liabilities for the business of employment such as risk management, human resources (“HR”) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January 2016 primarily for the purpose of obtaining better benefits at lower costs.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and no events were identified that would require adjustment or disclosure in the condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard eliminates step two in the current two-step impairment test under ASC 350. Under the new standard, a goodwill impairment will be recorded for any excess of a reporting unit's carrying value over its fair value. A prospective transition approach is required. The standard is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In November 2016, the FASB issued updated guidance on Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as ”restricted cash” or “restricted cash equivalents.” As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).” This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

In April and May 2016, the FASB issued ASU 2016-10 – “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients.” These amendments provide additional guidance to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-08 – “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the new revenue recognition standard that it issued jointly with the FASB in 2014 – “Revenue from Contracts with Customers (Topic 606).” The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

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

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, or (10) our ability to manage and fund claims resultant from our self-insurance program. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

We develop and market products for improving the health, safety, comfort and enjoyment of pets. Our mission is “to exceed pet and pet parent/owner expectations with innovative solutions.” Our dual-brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 900 products for dogs, cats and birds. Products are marketed under the OurPet’s®, Pet Zone®, Flappy®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat!Go!®, Festiva®, Cosmic Pet™, Intelligent Pet Care®, Switchgrass BioChar® Natural Cat Litter labels to domestic and international customers. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

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

Packaged Facts cites higher income households as crucial to the success of the pet industry. It also identifies the human/animal bond and humanization of pets as key drivers. As it explains in its outlook study, “[h]umanization of pets is a natural expression of the ‘pets as family’ trend, whereby pet owners treat their pets like children and are highly receptive to products similar to the ones they use for themselves.” (U.S. Pet Market Outlook, 2016-2017).

As discussed in “Liquidity and Capital Resources” beginning on page 17, we funded our operations principally from the net cash provided from operating activities for both the three-month periods ended March 31, 2017, and March 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2017 was $1,003,740.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of March 31, 2017, we had a balance due of $1,865,492 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

In the following discussion, all references to 2017 are for the three months ended March 31, 2017, and all references to 2016 are for the three months ended March 31, 2016.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2015, we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The OurPets® brand is sold to the “Pet Specialty” channel. The Pet Zone brand is sold to the “Grocery, Drug, Mass Retail” channel. Both brands are sold to the “E-Commerce” channel.

In 2017, net sales grew approximately 5.8% to $6.54 million or $361,000 above first quarter 2016 sales. This sales growth occurred despite an overall United States economic climate that was stagnant and borderline recessionary. We also saw a significant shift in our revenue growth this quarter from the “Big Box/Brick and Mortar” stores to E-Commerce.

Despite this changing of the retail landscape we continue to focus on our three main channels: “Grocery, Drug, Mass Retail,” “Pet Specialty,” and “E-Commerce.” In 2017, “Grocery, Drug, Mass Retail” customers accounted for 39% of our sales compared to 43% in 2016; “Pet Specialty” customers accounted for 35% of our sales compared to 40% in 2016; and “E-Commerce” customers accounted for 14% of our sales, up from 9% of total sales for the first quarter of 2016. We also sell our products in the “value” and “closeout” channels, which made up 8.5% of our sales in 2017. Miscellaneous sales accounted for the other 3.5% of our revenue.

Sales in the E-Commerce channel increased approximately 61%, or $341,000, with most of this growth coming from our toys/accessories and raised feeder products. Within the “Grocery, Drug, Mass retail” channel, sales decreased by approximately $125,000 or 5% compared to the same period a year ago. Sales in the “Pet Specialty” channel decreased about 7% or approximately $174,000 from the same quarter in 2016. These decreases in the Grocery, Drug, Mass Retail and Pet Specialty channels were primarily due to our largest retailers selling down our existing phased-out inventory (bowls and toys/accessories) in order to bring in our new products in the second and third quarters of 2017.

The value channel which comprises about 5% of our overall sales grew about 5% for the quarter mainly due to increased sales of toys and accessories. Likewise, we increased sales to close-out customers by approximately $99,000 over last year to reduce excess and slow moving inventory. Across all channels, sales to new customers provided approximately $25,000 in additional net revenue during the first quarter of 2017.

Our net sales to international customers generated about $597,000 in revenue or about 9% of total sales for the quarter. International sales decreased by approximately $5,000, or 1%, compared to a year ago, apparently impacted by the strong US dollar. Most of our international sales came from Canada (64% for the first quarter) and the United Kingdom (16% for the first quarter). Sales to customers in Canada were down by approximately $15,000, or 3.79%, from a year ago. Sales to customers in the United Kingdom were down by approximately $20,000, or 17.1%, from a year ago. Sales to our customer in Japan were up by approximately $57,000 from a year ago.

Our two main product categories remain toys/accessories, comprising 50% of sales (up from 47% last year), and bowls/feeders, comprising 36% of sales (down from 40% last year). The remaining 14% of our sales consists of edible/consumable catnip products (6%), waste/odor products (6%), and health/wellness products and dog houses (2%).

Sales of our toys/accessories were up by approximately $315,000, or 11%, over a year ago fueled by electronic cat toys and interactive cat toys. Top electronic toys sold continue to be our Fly By Spinner Toy® and our Catty Whack® hide and seek action toy with random feather movement. Gaining significant traction are our newer Pounce House®/Teaser Teepee and our Bird in a Cage®/Caged Canary®. Sales of our bowls and feeders decreased approximately $148,000, or 6%, from first quarter sales in 2016 as customers continue to establish their own direct order sources for Stainless Steel bowls. Decreases in our Stainless Steel bowl sales of $253,000 were offset by increases of sales in our Raised Feeder category, which grew about 20% over last year’s first quarter as our Designer Diner ®/Barking Bistro® three height adjustable feeder became a very popular item in the E-Commerce channel. Sales of our Edible/Consumable product category increased about 8% over last year’s first quarter with tuna flake products leading the growth. Finally, we increased sales of our litter boxes and grew the waste and odor category by approximately $95,000, or 34%, over last year’s sales. Across all product categories, our top three products were our large and medium hybrid stainless steel bowls and our Ball of Furry Fury. Our Private Label sales accounted for about 11% of total sales compared to about 14 % of last year’s sales with the decrease mainly due to a decrease in sales of Stainless Steel bowls.

Sales of new products in the first quarter of 2017 not sold previously were approximately $253,000 or 4% of total sales for the quarter. Most of these sales were from products in the toys and accessories category, including our Pet Zone Snagables line, our new Cat Scratcher Post, our new Sisal Dumbbell Toy, and a variety of other action and interactive toys. We also sold a new tuna flake .5 oz. gusseted bag.

Our cost of goods sold increased in net by approximately $68,000 (1.6%) from $4,344,128 in 2016 to $4,412,042 in 2017. The rise in sales led to an increase in our material and our freight out costs. We kept the increase to a minimum by negotiating payment discounts based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. We also reduced costs in several other areas to further offset some of the increased material costs. Depreciation related to operating fixed assets decreased by approximately $25,000. Salaries and payroll related items decreased by approximately $27,000. Expenditures made for warehouse supplies decreased by approximately $14,000. Expense related to the write off of excess and obsolete inventory decreased by approximately $41,000.

Our gross margin percentage increased from a year ago to 32.5% from 29.7%. This is mainly from our increased sales providing better absorption of operations overhead. Our warehouse overhead costs decreased by approximately $68,000, or 9.2%, from the comparable three months in 2016. The largest items were the decreases in depreciation and payroll related items mentioned above.

By improving our sales and increasing our gross margin percentage, we increased our gross profit margin dollars from $1,831,857 in 2016 to $2,124,768 in 2017 (an increase of $292,911 or 16.0%).

Selling, general and administrative expenses in 2017 were $1,643,880 (an increase of 16.0% or $227,292) from $1,416,588 in 2016. Over two-thirds of this increase was the net result of an increase in selling expenses of approximately $156,000 from increased expenditures for customer incentives and discounts allowed. The remaining one-third of the increase was the result of: (1) an increase in promotional costs of approximately $44,000; (2) an increase in expenses for investor relations of approximately $23,000; (3) an increase in fees of approximately $21,000 related to the establishment of the subsidiary to self-insure against business losses; (4) an increase in IT (Information Technology) expenses of approximately $19,000; (5) an increase of approximately $12,000 for travel expenses; (6) an increase of approximately $11,000 for cash discounts allowed to our customers for early payment; (7) a decrease in salaries, payroll taxes, and benefits of approximately $32,000; (8) a decrease in marketing expenses of approximately $23,000; (9) a decrease in depreciation expenses of approximately $10,000; and (10) a net increase of $6,000 in all other selling, general and administrative expenses.

As a result of the increase in gross profit on sales of $292,911 and the offsetting increase in selling, general and administrative expenses of $227,292, our income from operations increased by $65,619 (or 15.8%) from $415,269 in 2016 to $480,888 in 2017.

We incurred “other expense” of approximately $10,000 in 2017 and earned “other income” of approximately $27,000 in 2016. The $10,000 incurred in 2017 was the net result of a $4,000 loss on the exchange rate related to payments received from one UK customer, $15,000 of royalty expense paid out, and $9,000 of royalty income. Of the $27,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $7,000 of other income in 2016 was from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2017 was $21,846, a decrease of $10,989, from $32,835 in 2016. Most of this decrease resulted from a decrease in our average line of credit balance to approximately $1,800,000, which is an approximately $1,700,000 reduction from about $3,500,000 a year ago. As a result, interest on the line decreased by approximately $9,600. The payoff of other loans and leases resulted in the rest of the decrease.

We lowered our estimated effective tax rate based on presumed transactions which will take place at the end of 2017 with our wholly owned subsidiaries, an insurance company and a domestic international sales corporation (DISC). As a result, income tax expense decreased by approximately $77,000 from $142,859 in 2016 to $65,713 in 2017.

Net income for 2017 was $383,377 as compared to net income of $266,581 for 2016, an increase of $116,796, or 43.8%. This increase was a result of the following changes from 2016 to 2017:

Net revenue increase of 5.8%	$360,825
Cost of goods sold increase of 1.6%	(67,914)
Gross profit increase of 16.0%	292,911
Selling, general, and administrative expenses increase of 16.0%	(227,292)
Interest expense decrease of 33.5%	10,989
Decrease in other income/ expense	(36,958)
Income tax expense decrease	77,146
Increase in profitability	$116,796

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $3,134,508 in available funds as of March 31, 2017, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In both the first three months of 2017 and 2016, we funded our operating cash requirements primarily with net income. During the remainder of 2017, we should be able to continue to fund our operating cash requirements with net income. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2017. We have no material commitments for capital expenditures.

Outstanding Debt

As of March 31, 2017, we had $2,784,179 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$1,865,492
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	700,000
Capitalized Lease	5.44%	103,769
Lake County Economic Development Loan Program	5.00%	34,232
Note Payable to Molor Products	Non-interest bearing	80,686

The bank line of credit indebtedness of $1,865,492 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at March 31, 2017 was $5,267,261. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2018. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends other than dividends on our preferred stock (subject to meeting the debt service coverage ratio). As of March 31, 2017, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a debt service coverage ratio of 2.93 and a tangible net worth of $10,330,306.

During the third quarter of 2016, we entered into a commitment to purchase an automatic packaging machine, with a cost of approximately $105,000, to be used at our Mentor facility. The equipment was installed and the purchase was finalized in March of 2017. To finance the purchase, we entered into a capital lease that has a 60-month term with a $1.00 buyout at the end of the lease resulting in an approximate 5.44% interest rate. The lease began in March of 2017 with the installation of the equipment. Monthly payments are $2,008.

Changes in Cash- Quarter One of 2017

Net cash provided by operating activities for the three months ended March 31, 2017 was $1,003,740. Cash was provided by the net income for the three months of $383,377, as well as the non-cash charges for depreciation of $124,068; amortization of $14,653; stock option expense of $6,000; and loss on fixed assets of $995.

Cash was provided by the net change of $474,647 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$823,956
Inventories increase	(1,013,345)
Prepaid Expenses increase	(49,643)
Deposits decrease	20,874
Amortizable Intangible Assets increase	(19,565)
Accounts Payable increase	759,404
Accrued Expenses decrease	(65,304)
Deferred Tax Liability increase	18,270
Net Change	$474,647

Accounts receivable decreased due to lower sales in the first quarter of 2017 compared to the fourth quarter of 2016. Inventories increased due to bringing in product to prepare for initial stocking orders which will take place in the second quarter of 2017 with a few of our major customers and also due to bringing in new product inventory in preparation for launch in the early part of this year. Also inventory increases over year end are typical in the first quarter of each new year as we need to bring in sufficient product to minimize stock outs through the Chinese New Year, which effectively shuts down production during the entire month of February. Accounts payable increased due to the increase in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year, offset by increased accruals for salaries and customer incentive discounts and rebates. Prepaid expenses increased due to prepayments for consulting work and royalty advances, offset by expense recognized for income taxes prepaid last year.

Net cash used for investing activities for the three months ended March 31, 2017 was $116,750. Approximately $60,000 was used for warehouse equipment. Another approximately $50,000 was used for tooling/molds and approximately $11,000 was used towards the development of software compatible with our new Bluetooth products. We sold a truck that was being used for the transport of goods between warehouses and that provided $4,000 in cash.

Cash used by financing activities for the three months ended March 31, 2017, was $279,231 and consisted of: (1) net increased payments on the bank line of credit of $218,474 and (2) principal payments on long-term debt of $60,757. Besides the capital lease, no changes were made to the structure of our debt during the first quarter of 2017. All scheduled payments were made on time.

Changes in Cash- Quarter One of 2016

Net cash provided by operating activities for the three months ended March 31, 2016, was $355,004. Cash was provided by the net income for the three months of $266,581, as well as the non-cash charges for depreciation of $158,685; amortization of $12,508; stock option expense of $6,000; and loss on fixed assets of $9,474. Cash was used by the net change of $98,244 in our operating assets and liabilities.

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

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our audited consolidated financial statements included in our Form 10-K filed on March 31, 2017. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

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

OURPET’S COMPANY

Dated: May 15, 2017	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

