Form 10-Q
period 2017-06-30
OURPETS CO
filed 2017-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2017	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 26, 2017, the Registrant had outstanding 19,522,001 shares of Common Stock, 63,500 shares of Convertible Preferred Stock, convertible into 635,000 shares of Common Stock, warrants exercisable for 396,343 shares of Common Stock and options exercisable for 484,167 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is of June 30, 2017.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$599,769	$127,979
Investments	229,938	-
Accounts receivable - trade, less allowance for doubtful accounts of $83,682 and $79,182	3,616,558	4,641,798
Inventories net of reserve	7,985,228	7,010,536
Prepaid expenses	915,206	885,391
Total current assets	13,346,699	12,665,704

PROPERTY AND EQUIPMENT
Computers and office equipment	1,038,576	1,014,679
Warehouse equipment	730,567	583,174
Leasehold improvements	310,409	309,045
Tooling	4,936,393	4,633,246
Construction in progress	356,742	479,224
Total	7,372,687	7,019,368
Less accumulated depreciation	5,261,207	5,018,462
Net property and equipment	2,111,480	2,000,906

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $577,760 and $547,980	410,871	404,273
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,000	98,524
Total other assets	980,710	1,047,636

Total assets	$16,438,889	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2017	2016
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$246,652	$228,941
Accounts payable - trade	908,134	784,900
Other accrued expenses	606,948	713,532
Total current liabilities	1,761,734	1,727,373

LONG-TERM LIABILITIES
Long-term debt - less current portion above	611,782	645,203
Revolving Line of Credit	2,010,142	2,083,966
Deferred Income Taxes	357,659	362,753
Total long term liabilities	2,979,583	3,091,922

Total liabilities	4,741,317	4,819,295

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,522,001 and 17,808,569 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	6,225,471	5,171,512

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued, -0- outstanding at June 30, 2017 and 123,616 outstanding at December 31, 2016	-	865,312

PAID-IN CAPITAL	91,539	79,539

ACCUMULATED EARNINGS	4,800,712	4,198,738
Total stockholders' equity	11,697,572	10,894,951

Total liabilities and stockholders' equity	$16,438,889	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net revenue	$6,183,800	$5,436,902	$12,720,610	$11,612,887

Cost of goods sold	4,289,982	3,865,058	8,702,024	8,209,186

Gross profit on sales	1,893,818	1,571,844	4,018,586	3,403,701

Selling, general and administrative expenses	1,597,633	1,344,142	3,241,514	2,760,729

Income from operations	296,185	227,702	777,072	642,972

Other (income) and expense, net	4,291	(7,463)	14,244	(34,468)
Interest expense	22,914	27,920	44,759	60,756

Income before income taxes	268,980	207,245	718,069	616,684

Income tax expense	22,361	52,611	88,073	195,470

Net income	$246,619	$154,634	$629,996	$421,214

Basic and Diluted Earnings Per Common Share
After Dividend Requirements For Preferred Stock:
Net Income	$0.01	0.01	$0.03	$0.02

Weighted average number of common shares outstanding used to calculate basic earnings per share	18,276,189	17,657,516	18,043,671	17,643,936

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	18,922,288	18,277,335	18,691,913	18,250,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

Common Stock issued upon exercise of stock options/warrants	-	-	-	-	477,272	188,647	-	-	188,647
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(28,022)	(28,022)
Common Stock issued upon conversion	-	-	(123,616)	(865,312)	1,236,160	865,312	-	-	-
Series 2009 Preferred Stock									-
Net income	-	-	-	-	-	-	-	629,996	629,996
Stock-Based compensation expense	-	-	-	-	-	-	12,000	-	12,000

Balance at June 30, 2017 (unaudited)	63,500	579,850	-	-	19,522,001	6,225,471	91,539	4,800,712	11,697,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$629,996	$421,214
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on investments	62	-
Loss on fixed assets	995	9,474
Depreciation expense	262,724	325,275
Amortization expense	29,780	25,701
Stock option expense	12,000	12,000
(Increase) decrease in assets:
Accounts receivable - trade	1,025,240	969,807
Inventories	(974,692)	733,397
Prepaid expenses	(29,815)	(62,400)
Deposits and other assets	73,524	-
Amortizable Intangible Asset Additions	(36,378)	(44,152)
Increase (decrease) in liabilities:
Accounts payable - trade	123,234	(866,727)
Accrued expenses	(106,584)	(40,658)
Deferred tax liabilities	(5,094)	(12,879)
Net cash provided by operating activities	1,004,992	1,470,052

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	4,000	1,000
Investments	(230,000)	-
Acquisition of property and equipment	(272,993)	(424,979)
Net cash used in investing activities	(498,993)	(423,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on Preferred Stock	(28,022)	-
Issuances of Common Stock	188,647	29,891
Principal payments on long-term debt	(121,010)	(145,191)
Net payment on bank line of credit	(73,824)	(862,138)
Net cash used in financing activities	(34,209)	(977,438)
Net increase in cash	471,790	68,635

CASH AT BEGINNING OF PERIOD	127,979	100,000
CASH AT END OF PERIOD	$599,769	$168,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$49,857	$61,119
Income taxes paid	$16,000	$108,140

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$50,988	$25,071
Equipment obtained through capital lease	$105,300	$-
Conversion of Preferred to Common Shares	$865,312	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone brands. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to the domestic international sales corporation (DISC) for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States. The Company has two other wholly owned Ohio subsidiaries, Virtu Company and SMP Company, Incorporated (together, the “Original Subsidiaries”), that no longer have active operations.

BASIS OF PRESENTATION

OurPet’s Company (“OurPet’s” or the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2017, and June 30, 2016, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s, Series OP, DISC, and its Original Subsidiaries. The December 31, 2016, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2016 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2016, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or market. All inventories are pledged as collateral for bank loans. Inventories at June 30, 2017, and June 30, 2016, consisted of:

	2017	2016
Finished Goods	$6,905,796	$6,253,589
Components, packaging and work in process	1,327,515	1,136,102
Inventory Reserve	(248,083)	(208,475)
Total	$7,985,228	$7,181,216

During the six months ended June 30, 2017, the Company recorded additional inventory reserve charges of $82,958.

Changes to the inventory reserve during 2017 and 2016 are shown below:

	2017	2016
Beginning Balance	$213,013	$213,751
Increases to reserve	82,958	95,673
Write offs against reserve	(47,888)	(100,949)
Ending Balance	$248,083	$208,475

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2017.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on June 30, 2017, and December 31, 2016, in the amounts of $83,682 and $79,182, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

CAPITAL STOCK

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

On June 15, 2017, the Company exercised its right to convert the 123,616 shares of Series 2009 Preferred Stock into 1,236,160 shares of common stock. The Company had the limited right to convert the shares into common stock at any time after the trading price of its common stock reached $1.50 per share for twenty consecutive days. The conversion price at the time OurPet’s issued the 2009 Preferred Stock was $.70 a share of Common Stock. This was based upon each share of the 2009 Preferred Stock having been issued at $7.00 a share, and a conversion ratio of 10 shares of Common Stock for each share of the 2009 Preferred Stock.

INVESTMENTS

Investment securities, which consist of equity securities, are stated at fair value. The fair value is determined by quoted market prices and considered to be level one of the fair value hierarchy. Any unrealized holding gain or loss is reported as part of net income. As of June 30, 2017, the unrealized loss was minimal.

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

We first entered a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the second quarter of 2017, we were in the fifth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the second quarter of 2017, we were in the sixth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $241,896 for the six months ended June 30, 2017.

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

The Company has been invoiced $781,061 by NSDA, of which $492,714 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $238,347 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of June 30, 2017, the fee accrued to date was $1,594.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three-year term, accrued interest at a variable rate of prime plus 3%, and were payable with accrued interest on November 8, 2015. The Company repaid the notes early in August of 2015 using proceeds from a new term loan issued by the Company’s bank. In connection with the subordinated notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately and have a five-year term expiring on November 8, 2017. The warrants had an original exercise price of $0.50. In 2016, 50,000 of the original warrants were exercised by a non-related party. In June of 2017, another 50,000 of the original warrants were exercised by Senk Properties. The remaining warrants were adjusted to 253,742 warrants exercisable at $0.4926 per share in accordance with the warrants’ anti-dilution provisions.

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

REVENUE RECOGNITION

With respect to revenue from product sales, revenue is recognized only upon shipment of products to customers. The Company derives its revenues from the sale of proprietary pet products under the OurPet’s®, Pet Zone®, Flappy®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat! Go!®, Festiva®, and Cosmic Pet™ brand names. Net revenue is comprised of gross sales less discounts given to distributors, returns and allowances.

For the three months ended June 30, 2017, 33.5% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,413,797 (22.9%) and $656,360 (10.6%).

For the three months ended June 30, 2016, 29.3% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,594,456.

For the six months ended June 30, 2017, 33.4% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $2,924,577 (23.0%) and $1,326,003 (10.4%).

For the six months ended June 30, 2016, 28.1% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $3,266,687.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2017 and 2016, the amount of compensation expense recognized because of stock options was $12,000.

On May 2, 2008, our Board of Directors approved the 2008 Stock Option Plan which was approved by the shareholders on May 30, 2008. On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Stock Option Plan (the “Plan”) whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

On April 14, 2017, the Board approved the 2017 Plan which was approved by the shareholders on June 5, 2017. The 2017 Plan supersedes the 2008 Stock Option Plan, as amended. No further options will be granted under the 2008 Plan. The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan and is administered by our Compensation Committee.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2017, common shares that are or could be potentially dilutive include 484,167 stock options at exercise prices from $0.41 to $1.59 a share, 396,343 warrants to purchase common stock at exercise prices from $0.49 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share. As of June 30, 2016, common shares that were or could have been potentially dilutive included 561,168 stock options at exercise prices from $0.41 to $1.27 a share, 824,180 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first six months of 2017, the Company decreased its deferred tax liabilities by approximately $5,000 (from $362,753 to $357,659). This decrease was the net result of an increase of approximately $14,000 for adjustments related to the accelerated deductibility of various Section 179 properties offset by a decrease of approximately $9,000 for the reversal of deductible items taken in 2016.

In 2016 the Company set up an insurance company and a DISC as wholly owned subsidiaries. Transactions with these entities lowered our taxable income by approximately $1,165,000 during 2016, and similar transactions are expected to take place towards the end of 2017. Our effective tax rate for the first six months assumed that such transactions will take place. The estimated federal income tax expense payable for the six months ended June 30, 2017, was $89,176. The estimated local income tax expense payable for the six months ended June 30, 2017, was $5,041. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

During the first six months of 2016, the Company reduced its deferred tax liabilities by approximately $13,000 (from $333,834 to $320,955) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the six months ended June 30, 2016, was $196,401. The estimated local income tax expense payable for the six months ended June 30, 2016, was $10,824. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,100 in franchise taxes.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at June 30, 2017, or December 31, 2016, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2016, and June 30, 2017. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

PROFESSIONAL EMPLOYER ORGANIZATION

The Company contracts with a Professional Employer Organization (“PEO”) which co-employs the Company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibilities and liabilities for the business of employment such as risk management, human resources (“HR”) management, benefits administration, workers’ compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.  The Company changed PEO providers in January of 2016 primarily to obtain better benefits at lower costs.

SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and no events were identified that would require adjustment or disclosure in the condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 10, 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard eliminates step two in the current two-step impairment test under ASC 350. Under the new standard, a goodwill impairment will be recorded for any excess of a reporting unit’s carrying value over its fair value. A prospective transition approach is required. The standard is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In November 2016, the FASB issued updated guidance on Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as “restricted cash” or “restricted cash equivalents.” As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force).” This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal year 2020 with early adoption permitted beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In April and May 2016, the FASB issued ASU 2016-10 – “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments provide additional guidance to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-08 – “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the new revenue recognition standard that it issued jointly with the FASB in 2014 – “Revenue from Contracts with Customers (Topic 606).” The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance on our financial statements.

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

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2017, which has been delayed from the original effective date of December 15, 2016. Early adoption is permitted as of the original effective date. We are currently evaluating the impact of adopting this standard’s update on our consolidated financial statements and we have not yet selected a transition method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies, (2) our ability to maintain and grow our sales with existing and new customers, (3) our ability to retain existing members of our senior management team and to attract additional management employees, (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production, (5) general economic conditions that might impact demand for our products, (6) competition from existing or new participants in the pet products industry, (7) our ability to design and bring to market new products on a timely and profitable basis, (8) challenges to our patents or trademarks on existing or new products, (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business, or (10) our ability to manage and fund claims resulting from our self-insurance program. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

We develop and market products for improving the health, safety, comfort and enjoyment of pets. Our mission is “to exceed pet and pet parent/owner expectations with innovative solutions.” Our dual-brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the food, drug and mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 900 products for dogs, cats and birds. Products are marketed under the OurPet’s®, Pet Zone®, Flappy®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat!Go!®, Festiva®, Cosmic Pet™, Intelligent Pet Care®, and Switchgrass BioChar® Natural Cat Litter labels to domestic and international customers. The manufacturing of these products is subcontracted to other entities, both domestic and international, based upon price, delivery and quality.

 Packaged Facts, a leading publisher in the United States of market studies on consumer products, recently published its report of the “U.S. Pet Market Outlook, 2017-2018.” It estimates the overall pet products and services market totaled $81.43 billion in 2016. The report expects the industry to exceed the $100 billion mark in 2021. The pet supplies segment (OurPet’s segment) was the third-largest segment in 2016 with $16.45 billion in revenue. This segment showed an increase of 7.5% from the previous year. U.S. retail channel sales of pet products, which includes pet food and pet supplies, were estimated at $47.8 billion in 2016, up 5.4% over 2015 (U.S. Pet Market Outlook, 2017-2018).

Packaged Facts cites higher income households as crucial to the success of the pet industry. It also identifies the human/animal bond, humanization of pets, and health and wellness as key drivers. As it explains in its outlook study, “Humanization of pets is a natural expression of the ‘pets as family’ trend, whereby pet owners treat their pets like children and are highly receptive to products they use for themselves…. The phenomenon seeps into marketing messages, corporate philosophies, acquisition strategy, packaging and product attributes” (U.S. Pet Market Outlook, 2017-2018).

As discussed in “Liquidity and Capital Resources” beginning on page 19, we funded our operations principally from the net cash provided from operating activities for both the six-month periods ended June 30, 2017 and June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2017, was $1,004,992.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of June 30, 2017, we had a balance due of $2,010,142 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

In the following discussion, all references to 2017 are for the three months ended June 30, 2017, and all references to 2016 are for the three months ended June 30, 2016.

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

In 2017, net sales grew approximately 13.7% to $6.18 million or $747,000 above second quarter 2016 sales. This sales growth was primarily driven by a substantial revenue increase (77.5%) in the E-Commerce channel over the comparable period a year ago. This trend towards E-Commerce appears to confirm the consumer’s preference towards the user-friendly, self-help internet environment. We also saw an 87.3 % revenue increase in the Value channel and an 11.5% increase in Pet Specialty sales. The Food, Drug and Mass retail channel showed a 3.1% decrease in sales from the same period a year ago.

The sales increase in the E-Commerce channel of approximately $437,000 came mainly from our toys/accessories and raised feeder products with our Designer Diner (Pet Zone brand)/Barking Bistro (OurPet’s brand) comprising over half of that growth. The sales increase in the “Pet Specialty” channel of about $229,000 from the same quarter in 2016 came primarily from increased sales in bowls/feeders. The sales decrease in the “Grocery, Drug, Mass Retail” channel of approximately $78,000 was due to decreased sales of toys/accessories.

Sales in the Value channel almost doubled to about $297,000 from $159,000 for the comparable period a year ago, mainly due to increased sales of toys and accessories and bowls/feeders. Close-out sales decreased approximately 30.7% over the same quarter a year ago. Across all channels, sales to new customers provided approximately $281,000 in additional net revenue during the second quarter of 2017.

Our net sales to international customers generated about $648,000 in revenue or about 10.5% of total sales for the quarter. International sales increased by approximately $229,000, or 55%, compared to a year ago, with Canadian sales increasing about $181,000 from the same period a year ago, spurred by sales to Pet Specialty customers of bowls/feeders and toys/accessories and our new Switchgrass BioChar® natural cat litter. Sales to the UK decreased about $35,000 due to decreased sales of toys/accessories to a major Pet Specialty retailer in the UK. We believe that trend will reverse itself as they have expressed a serious interest in some of our new electronic toys. We also started shipping products to our new European distributor as well as to our new Chinese distributor.

While the retail landscape appears to be shifting away from the Big Box/Mass Retail outlets to E-Commerce and Value channels we continue to focus on all three of our main channels: “Grocery, Drug, Mass Retail,” “Pet Specialty,” and “E-Commerce.” as each comprise a substantial portion of our total sales. In 2017, “grocery, drug, mass” customers accounted for 39% of our sales vs. 45% in 2016; “Pet Specialty” customers accounted for 36% of our sales vs. 37% in 2016; and “E-Commerce” customers accounted for 16% of our sales, up from 10% of total sales for the second quarter of 2016. Sales to the “value” and “closeout” channels made up 7% of our sales in 2017 compared to 6% in 2016. Miscellaneous sales accounted for the other 2% of our revenue in both 2017 and 2016.

From a product category perspective, about $560,000 of our revenue growth came from our bowls/feeders’ line with our 3-height adjustable Designer Diner® (Pet Zone brand)/Barking Bistro® (OurPet’s brand) accounting for almost half of our revenue growth in bowls /feeders. Stainless steel bowl sales accounted for about 45% of our bowls/feeders’ revenue growth. Waste and odor products accounted for about $83,000 of our revenue growth, the driving product being our Switchgrass® BioChar natural cat litter. The toys /accessories category revenues remained flat over last year’s comparable quarter. Offsetting our revenue growth was a decrease in the edibles/consumables product category which declined about 18% from the same quarter last year as one of our major Pet Specialty customers discontinued some tuna flake and catnip SKU’s.

Our two main product categories remain toys/accessories, which account for 45% of sales, (down from 50% last year) and bowls/feeders, which account for 43% of sales, (up from 37% last year). The other 12% of our sales is comprised of edible/consumable tuna and catnip products (5%), waste/odor products (5%), and health/wellness products and dog houses (2%).

Some of our top products that generated significant sales in their respective categories in the 2nd quarter were the Designer Diner®, the Ball of Furry Fury®, the Mouse Hunter®, the Snaggleble® Cat/Fish Door/and Floor Scratcher, and our Switchgrass BioChar® natural cat litter. Electronic toy sales grew 48% this past quarter compared to the same period a year ago, led by sales of the Fly By Spinner® electronic toy, followed by the Catty Whack®, Bird in a Cage®, the Pounce House® and the Whirling Wiggler®.

Our Private Label sales accounted for about 12% of total sales vs. about 13% of last year’s sales with the decrease mainly due to decreased sales of toys/accessories and stainless steel bowls.

Sales of new products in the second quarter of 2017 not sold previously were approximately $160,000, or 2.6% of total sales for the quarter. Most of these sales were from products in the toys and accessories category, including our Pet Zone Snagables® door and floor scratchers, our Whirling Wiggler® Electronic cat toy, our Switchgrass® Biochar natural cat litter and a variety of other action and interactive toys.

Our cost of goods sold increased by approximately $425,000 (11.0%) from $3,865,058 in 2016 to $4,289,982 in 2017. The increase in sales along with price increases from our suppliers resulted in our material costs increasing by approximately $357,000. To offset some of the price increases, we negotiated payment discounts based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. These discounts amounted to approximately $81,000 for the quarter. Our freight out costs increased by approximately $89,000 due to more shipments and general price increases from freight carriers. We accrued approximately $28,000 more for expected write-offs of excess and obsolete inventory. Customer charge-backs increased by approximately $13,000 due to various fines incurred related to order fulfillment. Expenditures for warehouse supplies increased by approximately $12,000. Salaries and payroll related items increased by approximately $11,000 due to increased health insurance costs and increased accruals for bonus and profit sharing arrangements. Depreciation related to operating fixed assets decreased by approximately $16,000. A variety of items accounted for the remaining $12,000 increase in expenses included in the “cost of goods sold” line item.

Our “cost of goods sold” as a percentage of net sales decreased from a year ago by approximately 1.7%, which allowed our gross margin percentage to increase to 30.6% from 28.9%. Our warehouse overhead costs increased by approximately $32,000, or 4.8%, from the comparable three months in 2016. The largest items were the increased expenditures for warehouse supplies and payroll related items.

By improving our sales and increasing our gross margin percentage, we increased our gross profit margin dollars from $1,571,844 in 2016 to $1,893,818 in 2017 (an increase of $321,974 or 20.5%).

Selling, general and administrative expenses in 2017 were $1,597,633 (an increase of 18.9% or $253,491) from $1,344,142 in 2016. The increase was the result of: (1) an increase in selling expenses of approximately $104,000 from increased expenditures for customer incentives and discounts allowed; (2) an increase in salaries, payroll taxes, and benefits of approximately $63,000 from increased accruals for bonus and profit sharing arrangements; (3) an increase in promotional costs of approximately $60,000; (4) an increase in expenses for investor relations of approximately $22,000; (5) an increase in fees of approximately $20,000 related to the establishment of the subsidiary to self-insure against business losses; (6) an increase in IT (Information Technology) expenses of approximately $13,000; (7) an increase of approximately $13,000 for travel and entertainment expenses; (8) a decrease in the amount accrued for bad debt expense of approximately $15,000; (9) a decrease in depreciation expenses of approximately $12,000; and (10) a net decrease of $15,000 in all other selling, general and administrative expenses.

Because of the increase in gross profit on sales of $321,974 and the offsetting increase in selling, general and administrative expenses of $253,491, our income from operations increased by $68,483 (or 30.1%) from $227,702 in 2016 to $296,185 in 2017.

We incurred “other expense” of approximately $4,000 in 2017 and earned “other income” of approximately $7,000 in 2016. The $4,000 incurred in 2017 was the net result of royalty payments made less royalty income from favorable patent litigation settlements. The $7,000 earned in 2016 was similarly from royalty income because of favorable patent litigation settlements.

Interest expense for 2017 was $22,914, a decrease of $5,006, from $27,920 in 2016. Most of this decrease (approximately $4,500) resulted from us decreasing our average line of credit balance by about $1,000,000 to approximately $1,800,000 from approximately $2,800,000 a year ago. The pay-offs of other loans and leases resulted in the rest of the decrease, offset by interest owed on a new capital lease.

We lowered our estimated effective tax rate based on presumed transactions which will take place at the end of 2017 with our wholly owned subsidiaries, an insurance company and a DISC. As a result, income tax expense decreased by approximately $30,000 from $52,611 in 2016 to $22,361 in 2017.

Net income for 2017 was $246,619 as compared to net income of $154,634 for 2016, an increase of $91,985, or 59.5%. This increase was a result of the following changes from 2016 to 2017:

Net revenue increase of 13.7%	$746,898
Cost of goods sold increase of 11.0%	(424,924)
Gross profit increase of 20.5%	321,974
Selling, general, and administrative expenses increase of 18.9%	(253,491)
Interest expense decrease of 17.9%	5,006
Decrease in other income	(11,754)
Income tax expense decrease	30,250
Increase in profitability	$91,985

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

In the following discussion, all references to 2017 are for the six months ended June 30, 2017, and all references to 2016 are for the six months ended June 30, 2016.

In 2017, net sales grew approximately 9.5% to $12.72 million or $1,107,723 above revenues for the first six months of 2016. This sales growth was primarily driven by a substantial revenue increase (69.0%) in the E-Commerce channel over the comparable period a year ago. As noted in the previous discussion on second quarter results, the signs are pretty clear that the consumer’s buying patterns have shifted from “Big Box”/“Brick and Mortar” to E-Commerce over the internet. We also saw a 32.0% revenue increase in the Value channel and a 2.9% increase in Pet Specialty sales. The Food, Drug and Mass retail channel showed a 3.4% decrease in sales from the same period a year ago.

The sales increase in the E-Commerce channel of approximately $772,000 came primarily from our raised feeders and toys & accessories product categories each which comprised over 40% (+80% total) of this revenue growth. The main product driving the increase in the Raised Feeders category was our Designer Diner (Pet Zone brand)/Barking Bistro (OurPet’s brand) which comprised over $300,000 of revenue growth alone. The main products that drove revenue growth in the E-Commerce toys and accessories category were the Pet Zone Fly By Spinner® electronic toy and the IQ Treat Ball. The sales decrease in the “Grocery, Drug, Mass Retail” channel of approximately $176,000 was due to decreased sales of toys/accessories and bowls/feeders.

Sales in the Value channel increased by about $155,000 or 32% to about $640,000 from $485,000 for the comparable period a year ago, mainly due to increased sales of toys and accessories. Close-out sales increased approximately 3.3% over the same six month period a year ago. Across all channels, sales to new customers provided approximately $322,000 in additional net revenue during the 1st half of 2017.

Our net sales to international customers generated about $1,252,000 in revenue or about 9.8% of total sales for the first six months of 2017 as compared to about $1,023,000 for the same period in 2016. International sales increased by approximately $229,000, or 22%, compared to a year ago. Canadian sales increased about $166,000 from the same period a year ago spurred by sales to Food, Drug & Mass Retail customers of bowls/feeders and toys/accessories and our new Switchgrass BioChar® natural cat litter. Sales to the United Kingdom (UK) decreased about $51,000 due to decreased sales of toys/accessories and edibles/consumables to a major Pet Specialty retailer in the UK. We believe that trend will reverse itself as they have expressed a serious interest in some of our new electronic toys. We also started shipping products to our new European distributor as well as to our new Chinese distributor.

In 2017, “Grocery, Drug, Mass” customers accounted for 39% of our sales vs. 44% in 2016; “Pet Specialty” customers accounted for 36% of our sales vs. 38% in 2016; and “E-Commerce” customers accounted for 15% of our sales, up from 10% of total sales for the first six months of 2016. Sales to the “Value” and “Closeout” channels made up 7% of our sales in 2017 and 2016. Miscellaneous sales accounted for the other 3% of our revenue in 2017 and 1% in 2016.

From a product category perspective, about $412,000 of our revenue growth came from our bowls/feeders’ line with our 3-height adjustable Designer Diner® (Pet Zone brand)/Barking Bistro® (OurPet’s brand) accounting for most of that product category’s revenue growth. Bowls/feeders revenue grew about 9% in 2017 over the same six-month period in 2016. The toys/accessories category led by Electronic and Interactive toys grew about $274,000, or 5%, over last year’s comparable first six months. Waste and odor product sales accounted for about $177,000 of our revenue growth, the driving product being our Switchgrass® BioChar natural cat litter. Offsetting our revenue growth was a decrease in the edibles/consumables product category of about $31,000 which declined about 4% from the same quarter last year as one of our major Pet Specialty customers discontinued some tuna flake and catnip SKU’s.

Our two main product categories remain toys/accessories which account for 48% of sales, (down from 49% last year) and bowls/feeders which account for 39% of sales, (same as last year). The other 13% of our sales is comprised of edible/consumable tuna and catnip products (6%), waste/odor products (5%), and health/wellness products and dog houses (2%).

Some of our top products that generated significant sales in their respective categories in the first six months of 2017 were the Pet Zone hybrid stainless steel bowls, Designer Diner®, the Ball of Furry Fury®, the Pet Zone Wands, the Mouse Hunter®, the Snaggleble® Cat/Fish Door and Floor Scratcher, our Switchgrass BioChar® natural cat litter. Electronic toy sales grew 107% this past first six months of 2017 compared to the same period a year ago led by sales of the Fly By Spinner® electronic toy, followed by the Catty Whack®, the Pet Zone Teaser Teepee, the OurPet’s Bird in a Cage®, the OurPet’s Pounce House® and the Whirling Wiggler®.

Our Private Label sales accounted for about 11% of total sales for the first six months of 2017 vs. about 14 % of last year’s sales for the comparable period with the decrease mainly due to decreased sales of toys/accessories and stainless steel bowls.

Sales of new products in the first half of 2017 not sold previously were approximately $623,000 or 4.9% of total sales for the first six months. Most of these sales were from products in the toys and accessories category, including our Pet Zone Snagables® floor scratchers, the Pet Zone Cat Scratcher Post, our Snaggable® Star with Beads and Catnip, our Sisal Dumbbell Cat toy, Tuna Flakes, the Pet Zone Happy Circle Spin toy, the electronic Bird in a Cage® cat toy and a variety of other action and interactive toys.

Our cost of goods sold increased by approximately $493,000 (6.0%) from $8,209,186 in 2016 to $8,702,024 in 2017. The increase in sales along with price increases from our suppliers resulted in our material costs increasing by approximately $574,000. To offset some of the price increases, we negotiated payment discounts based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. These discounts amounted to approximately $215,000 for the first six months. Our freight out costs increased by approximately $182,000 due to more shipments and general price increases from freight carriers. Customer charge-backs increased by approximately $11,000 due to various fines incurred related to order fulfillment. Depreciation related to operating fixed assets decreased by approximately $41,000. Salaries and payroll related items decreased by approximately $16,000 due to saving costs by internally realigning employee responsibilities. We accrued approximately $13,000 less for expected write-offs of excess and obsolete inventory. A variety of items accounted for the remaining $11,000 increase in expenses included in the “cost of goods sold” line item.

Our “cost of goods sold” as a percentage of net sales decreased from a year ago by approximately 2.3%, which allowed our gross margin percentage to increase to 31.6% from 29.3%. Our warehouse overhead costs decreased by approximately $35,000, or 2.5%, from the comparable six months in 2016. The largest items were the decreased expenditures for depreciation and payroll related items.

By improving our sales and increasing our gross margin percentage, we increased our gross profit margin dollars from $3,403,701 in 2016 to $4,018,586 in 2017 (an increase of $614,885 or 18.1%).

Selling, general and administrative expenses in 2017 were $3,241,514 (an increase of 17.4% or $480,785) from $2,760,729 in 2016. The increase was the result of: (1) an increase in selling expenses of approximately $260,000 from increased expenditures for customer incentives and discounts allowed; (2) an increase in promotional costs of approximately $105,000; (3) an increase in expenses for investor relations of approximately $44,000; (4) an increase in fees of approximately $40,000 related to the establishment of the subsidiary to self-insure against business losses; (5) an increase in IT (Information Technology) expenses of approximately $32,000; (6) an increase in salaries, payroll taxes, and benefits of approximately $31,000; (7) an increase in consumer advertising costs of approximately $17,000; (8) an increase in product development expenses of approximately $12,000; (9) a decrease in marketing expenses of approximately $28,000; (10) a decrease in the amount accrued for bad debt expense of approximately $21,000; (11) a decrease in depreciation expenses of approximately $21,000; and (12) a net increase of $10,000 in all other selling, general and administrative expenses.

Because of the increase in gross profit on sales of $614,885 and the offsetting increase in selling, general and administrative expenses of $480,785, our income from operations increased by $134,100 (or 20.9%) from $642,972 in 2016 to $777,072 in 2017.

We incurred “other expense” of approximately $14,000 in 2017 and earned “other income” of approximately $34,000 in 2016. The $14,000 incurred in 2017 was the net result of a $5,000 loss on the exchange rate related to payments received from one UK customer, $23,000 of royalty expense paid out, and $14,000 of royalty income. Of the $34,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $14,000 of other income in 2016 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2017 was $44,759, a decrease of $15,997, from $60,756 in 2016. Most of this decrease (approximately $14,000) resulted from us decreasing our average line of credit balance by about $1,300,000 to approximately $1,800,000 from approximately $3,100,000 a year ago. The pay-offs of other loans and leases resulted in the rest of the decrease, offset by interest owed on a new capital lease.

We lowered our estimated effective tax rate based on presumed transactions which will take place at the end of 2017 with our wholly owned subsidiaries, an insurance company and a DISC. As a result, income tax expense decreased by approximately $107,000 from $195,470 in 2016 to $88,073 in 2017.

Net income for 2017 was $629,996 as compared to net income of $421,214 for 2016, an increase of $208,782, or 49.6%. This increase was a result of the following changes from 2016 to 2017:

Net revenue increase of 9.5%	$1,107,723
Cost of goods sold increase of 6.0%	(492,838)
Gross profit increase of 18.1%	614,885
Selling, general, and administrative expenses increase of 17.4%	(480,785)
Interest expense decrease of 26.3%	15,997
Decrease in other income	(48,712)
Income tax expense decrease	107,397
Increase in profitability	$208,782

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $2,989,858 in available funds as of June 30, 2017, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In both the first six months of 2017 and 2016, we funded our operating cash requirements primarily with net income. During the remainder of 2017, we should be able to continue to fund our operating cash requirements with net income. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2017. We have no material commitments for capital expenditures.

Outstanding Debt

As of June 30, 2017, we had $2,868,576 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$2,010,142
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	650,000
Capitalized Lease	5.44%	100,686
Lake County Economic Development Loan Program	5.00%	27,555
Note Payable to Molor Products	Non-interest bearing	80,193

The bank line of credit indebtedness of $2,010,142 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at June 30, 2017 was $5,020,397. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2018. We are in the process of finalizing the next renewal which will extend the revolver through June 30, 2019. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.00 to 1.15 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends (subject to meeting the debt service coverage ratio). As of June 30, 2017, we were in compliance with our covenant obligations under our agreement with the bank. We had a debt service coverage ratio of 3.97 and a tangible net worth of $10,741,863.

During the third quarter of 2016, we entered a commitment to purchase an automatic packaging machine, with a cost of approximately $105,000, to be used at our Mentor facility. The equipment was installed and the purchase was finalized in March of 2017. To finance the purchase, we signed a capital lease that has a 60-month term with a $1.00 buyout at the end of the lease resulting in an approximate 5.44% interest rate. The lease began in March of 2017 with the installation of the equipment. Monthly payments are $2,008.

Besides the capital lease, no changes were made to the structure of our debt during the first six months of 2017. All scheduled payments were made on time.

Changes in Cash- First Six Months of 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was $1,004,992. Cash was provided by the net income for the six months of $629,996, as well as the non-cash charges for depreciation of $262,724, amortization of $29,780, stock option expense of $12,000, loss on fixed assets of $995, and unrealized loss on investments of $62.

Cash was provided by the net change of $69,435 in our operating assets and liabilities as follows:

Accounts Receivable decrease	1,025,240
Inventories increase	(974,692)
Prepaid Expenses increase	(29,815)
Deposits decrease	73,524
Amortizable Intangible Assets increase	(36,378)
Accounts Payable increase	123,234
Accrued Expenses decrease	(106,584)
Deferred Tax Liability decrease	(5,094)
Net Change	$69,435

Accounts receivable decreased due to lower sales in the first six months of 2017 compared to the last six months of 2016. Inventories increased due to bringing in product in preparation for launching new products later this year. Accounts payable increased due to the increase in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year, offset by increased accruals for customer incentive discounts and rebates.

Net cash used for investing activities for the six months ended June 30, 2017 was $498,993. We invested $230,000 of the cash held by the wholly owned subsidiary named Series OP. We spent the following on capital expenditures: approximately $190,000 on tooling/molds; approximately $57,000 for warehouse equipment; approximately $18,000 on computer software and equipment; and approximately $8,000 towards leasehold improvements. In addition, we sold a truck that was being used for the transport of goods between warehouses and that provided $4,000 in cash.

Net cash used by financing activities for the six months ended June 30, 2017, was $34,209 and consisted of: (1) issuances of common stock for $188,647; (2) principal payments on long-term debt of $121,010; (3) net increased payments on the bank line of credit of $73,824; and (4) dividends paid on preferred stock of $28,022.

Changes in Cash- First Six Months of 2016

Net cash provided by operating activities for the six months ended June 30, 2016, was $1,470,052. Cash was provided by the net income for the six months of $421,214, as well as the non-cash charges for (i) depreciation of $325,275, (ii) amortization of $25,701, (iii) stock option expense of $12,000, and (iv) loss on fixed assets of $9,474. Cash was provided by the net change of $676,388 in our operating assets and liabilities.

Accounts receivable decreased due to lower sales in the second quarter of 2016 compared to the fourth quarter of 2015. Inventories decreased due to close out sales and improved management of our supply chain. Accounts payable decreased due to the reduction in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to the previous year as well as paying customer incentive payments related to the previous year’s programs. Prepaid expenses increased due to prepayments for public relations and royalty advances, offset by expense recognized for income taxes prepaid the previous year.

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

In our Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

ITEM -2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 5, 2017, the Company granted 7,000 stock options each to four outside board members and one board advisor. The options were issued after the 2008 stock option plan expired but before the new 2017 stock option plan was filed with the SEC on June 9, 2017. The options are immediately exercisable, have a five-year term, and were granted at a $1.59 exercise price. All terms and conditions were the same as those in the 2008 and 2017 stock option plans.

On June 15, 2017, the Company exercised its right to convert 123,616 shares of its Series 2009 Preferred Stock into 1,236,160 shares of common stock. The Company had the limited right to convert the shares into common stock at any time after the trading price of our common stock reached $1.50 per share for twenty consecutive days. The conversion price at the time OurPet’s issued the 2009 Preferred Stock was $.70/ a share of Common Stock. This was based upon each share of the 2009 Preferred Stock having been issued at $7.00/ a share, and a conversion ratio of 10 shares of Common Stock for each share of the 2009 Preferred Stock.

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

OURPET’S COMPANY

Dated: August 14, 2017	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

