Form 10-Q
period 2017-09-30
OURPETS CO
filed 2017-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2017	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 54-6500

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

As of October 26, 2017, the Registrant had outstanding 19,741,710 shares of Common Stock, 63,500 shares of Convertible Preferred Stock, convertible into 635,000 shares of Common Stock, warrants exercisable for 142,602 shares of Common Stock and options exercisable for 427,333 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is of September 30, 2017.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$698,183	$127,979
Investments	512,655	-
Accounts receivable - trade, less allowance for doubtful accounts of $83,682 and $79,182	4,649,666	4,641,798
Inventories net of reserve	8,616,509	7,010,536
Prepaid expenses	1,090,125	885,391
Total current assets	15,567,138	12,665,704

PROPERTY AND EQUIPMENT
Computers and office equipment	1,038,576	1,014,679
Warehouse equipment	740,039	583,174
Leasehold improvements	317,057	309,045
Tooling	5,238,343	4,633,246
Construction in progress	103,655	479,224
Total	7,437,670	7,019,368
Less accumulated depreciation	5,396,545	5,018,462
Net property and equipment	2,041,125	2,000,906

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $593,182 and $547,980	421,070	404,273
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,900	98,524
Total other assets	991,809	1,047,636

Total assets	$18,600,072	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2017	2016
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$239,976	$228,941
Accounts payable - trade	979,871	784,900
Other accrued expenses	665,672	713,532
Total current liabilities	1,885,519	1,727,373

LONG-TERM LIABILITIES
Long-term debt - less current portion above	556,159	645,203
Revolving Line of Credit	3,675,166	2,083,966
Deferred Income Taxes	346,750	362,753
Total long term liabilities	4,578,075	3,091,922

Total liabilities	6,463,594	4,819,295

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,539,230 and 17,808,569 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	6,225,471	5,171,512

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued, -0- outstanding at September 30, 2017 and 123,616 outstanding at December 31, 2016	-	865,312

PAID-IN CAPITAL	97,539	79,539

ACCUMULATED EARNINGS	5,233,618	4,198,738
Total stockholders' equity	12,136,478	10,894,951

Total liabilities and stockholders' equity	$18,600,072	$15,714,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenue	$6,905,160	$7,259,904	$19,625,770	$18,872,791

Cost of goods sold	4,715,881	4,816,434	13,417,905	13,025,620

Gross profit on sales	2,189,279	2,443,470	6,207,865	5,847,171

Selling, general and administrative expenses	1,623,231	1,649,506	4,864,745	4,410,236

Income from operations	566,048	793,964	1,343,120	1,436,935

Other (income) and expense, net	(4,849)	(24,125)	9,395	(58,593)

Interest expense	30,003	23,450	74,762	84,206

Income before income taxes	540,894	794,639	1,258,963	1,411,322

Income tax expense	107,987	298,970	196,061	494,440

Net income	$432,907	$495,669	$1,062,902	$916,882

Basic Net Income per common share	$0.02	0.03	$0.06	$0.05
				.
Diluted Net Income per common share	$0.02	0.02	$0.05	$0.05

Weighted average number of common shares outstanding used to calculate basic earnings per share	19,526,135	17,709,088	18,543,256	17,665,812

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	20,001,903	20,090,367	19,009,304	19,489,855

 The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

Common Stock issued upon exercise of stock options/warrants	-	-	-	-	494,501	188,647	-	-	188,647
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(28,022)	(28,022)
Common Stock issued upon conversion Series 2009 Preferred Stock	-	-	(123,616)	(865,312)	1,236,160	865,312	-	-	-
Net income	-	-	-	-	-	-	-	1,062,902	1,062,902
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at September 30, 2017 (unaudited)	63,500	$579,850	-	$-	19,539,230	$6,225,471	$97,539	5,233,618	12,136,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,062,902	$916,882
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized gain on investments	(12,746)	-
Loss on fixed assets	995	10,853
Depreciation expense	398,063	451,411
Amortization expense	45,202	39,739
Stock option expense	18,000	18,000
(Increase) decrease in assets:
Accounts receivable - trade	(7,868)	(266,334)
Inventories	(1,605,973)	167,970
Prepaid expenses	(204,734)	(155,811)
Deposits and other assets	72,624	(50,975)
Amortizable Intangible Assets	(61,998)	(74,255)
Increase (decrease) in liabilities:
Accounts payable - trade	194,971	(23,666)
Accrued expenses	(47,860)	241,219
Deferred tax liabilities	(16,003)	3,933
Net cash provided by (used in) in operating activities	(164,425)	1,278,966

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	4,000	1,000
Purchase of Investments	(497,358)	-
Net Change in Investments	(2,551)	-
Acquisition of property and equipment	(337,978)	(588,946)
Net cash used in investing activities	(833,887)	(587,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferrred stock	(28,022)	-
Issuances of Common Stock	188,647	29,891
Principal payments on long-term debt	(183,309)	(216,481)
Net (payment) borrowing on bank line of credit	1,591,200	(502,204)
Net cash (used in) provided by financing activities	1,568,516	(688,794)
Net increase in cash	570,204	2,226

CASH AT BEGINNING OF PERIOD	127,979	100,000
CASH AT END OF PERIOD	$698,183	$102,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$80,034	$84,707
Income taxes paid	$294,500	$245,490

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$81,178	$28,997
Equipment obtained through capital lease	$105,300	$-
Conversion of Preferred to Common Shares	$865,312	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone® brands. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to a domestic international sales corporation (DISC) for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

BASIS OF PRESENTATION

OurPet’s follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2017, and September 30, 2016, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s, Series OP, and DISC. The December 31, 2016, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2016 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2016, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or net realizable value. All inventories are pledged as collateral for bank loans. Inventories at September 30, 2017, and September 30, 2016, consisted of:

	2017	2016
Finished Goods	$7,472,427	$6,867,512
Components, packaging and work in process	1,368,465	1,145,193
Inventory Reserve	(224,383)	(266,062)
Total	$8,616,509	$7,746,643

During the nine months ended September 30, 2017, the Company recorded additional inventory reserve charges of $151,363. Changes to the inventory reserve during 2017 and 2016 are shown below:

	2017	2016
Beginning Balance	$213,013	$213,751
Increases to reserve	151,363	167,787
Write offs against reserve	(139,993)	(115,476)
Ending Balance	$224,383	$266,062

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if an additional end of quarter adjustment is needed. It was determined that no additional adjustment was needed for the end of the third quarter of 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for the Company for its fiscal year 2017. Adoption of the guidance took place prospectively during 2017, and the adoption did not have a material effect on the Company’s consolidated financial statements or disclosures.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on September 30, 2017, and December 31, 2016, in the amounts of $83,682 and $79,182, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

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

INVESTMENTS

Investment securities, which consist of equity securities, are stated at fair value. The fair value is determined by quoted market prices and considered to be level one of the fair value hierarchy. Any unrealized holding gain or loss is reported as part of net income. As of September 30, 2017, the unrealized gain was $12,746.

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

We first entered a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the third quarter of 2017, we were in the sixth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the third quarter of 2017, we were in the sixth year of the lease and were paying the monthly rental rate of $9,732. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $363,244 for the nine months ended September 30, 2017.

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

The Company has been invoiced $781,061 by NSDA, of which $494,312 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $236,749 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of September 30, 2017, the fee accrued to date was $1,583.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which are affiliated with OurPet’s. Senk Properties loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three-year term, accrued interest at a variable rate of prime plus 3%, and were payable with accrued interest on November 8, 2015. The Company repaid the notes early in August of 2015 using proceeds from a new term loan issued by the Company’s bank. In connection with the subordinated notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately and had a five-year term expiring on November 8, 2017. The warrants had an original exercise price of $0.50. In 2016, 50,000 of the original warrants were exercised by a non-related party. In June of 2017, another 50,000 of the original warrants were exercised by Senk Properties. In October of 2017, the remaining 250,000 of the original warrants were exercised, 100,000 by Pet Zone Products, Ltd. and 150,000 warrants by LJR Limited Partnership.

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

For the three months ended September 30, 2017, 20.8% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,436,358.

For the three months ended September 30, 2016, 38.6% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,553,280 (21.4%) and $1,249,711 (17.2%).

For the nine months ended September 30, 2017, 22.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,360,936.

For the nine months ended September 30, 2016, 35.5% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $4,819,967 (25.5%) and $1,879,570 (10.0%).

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2017 and 2016, the amount of compensation expense recognized because of stock options was $18,000.

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

On April 14, 2017, the Board approved the 2017 Plan which was subsequently approved by the shareholders on June 5, 2017. The 2017 Plan supersedes the 2008 Stock Option Plan, as amended. No further options will be granted under the 2008 Plan. The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan and is administered by our Compensation Committee.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2017, common shares that are or could be potentially dilutive included 447,833 stock options at exercise prices from $0.41 to $1.60 a share, 396,343 warrants to purchase common stock at exercise prices from $0.49 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share. As of September 30, 2016, common shares that were or could have been potentially dilutive included 553,000 stock options at exercise prices from $0.41 to $1.12 a share, 824,180 warrants to purchase common stock at exercise prices from $0.42 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

During the first nine months of 2017, the Company decreased its deferred tax liabilities by approximately $16,000 (from $362,753 to $346,750). This decrease was the net result of an increase of approximately $6,000 for adjustments related to the accelerated deductibility of various Section 179 properties offset by a decrease of approximately $22,000 for the reversal of deductible items taken in 2016.

In 2016 the Company set up an insurance company and a DISC as wholly owned subsidiaries. Transactions with these entities lowered our taxable income by approximately $1,165,000 during 2016, and similar transactions are expected to take place towards the end of 2017. Our effective tax rate for the first nine months assumed that such transactions will take place. The estimated federal income tax expense payable for the nine months ended September 30, 2017, was $207,275. The estimated local income tax expense payable for the nine months ended September 30, 2017, was $11,717. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

During the first nine months of 2016, the Company increased its deferred tax liabilities by approximately $4,000 (from $333,834 to $337,767) for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the nine months ended September 30, 2016, was $463,409. The estimated local income tax expense payable for the nine months ended September 30, 2016, was $27,259. The Company adjusted its income tax accrual accounts accordingly. The Company also paid approximately $1,200 in franchise taxes.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at September 30, 2017, or December 31, 2016, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2016, and September 30, 2017. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within Level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

In November 2016, the FASB issued updated guidance on Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as “restricted cash” or “restricted cash equivalents.” As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The new guidance is not expected to have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues task force).” This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments provide additional guidance to the new revenue standard (Topic 606) that will be applicable for reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of this guidance on our financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the new revenue recognition standard that it issued jointly with the FASB in 2014 – “Revenue from Contracts with Customers (Topic 606).” The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard. The Company expects the adoption of ASU 2016-02 may have a material impact related to its facility operating leases on its consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2017, which has been delayed from the original effective date of December 15, 2016. Early adoption is permitted as of the original effective date. We have selected the modified retrospective method and do not expect a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions and statements. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties, and risks that could cause future results to be materially different from the results stated or implied in this document. Uncertainties, risks, and other factors that may cause actual results or performance to differ materially from any results of performance expressed or implied by forward-looking statements in this Form 10-Q include: (1) our ability to manage our operating expenses and realize operating efficiencies; (2) our ability to maintain and grow our sales with existing and new customers; (3) our ability to retain existing members of our senior management team and to attract additional management employees; (4) our ability to manage fluctuations in the availability and cost of key materials and tools of production; (5) general economic conditions that might impact demand for our products; (6) competition from existing or new participants in the pet products industry; (7) our ability to design and bring to market new products on a timely and profitable basis; (8) challenges to our patents or trademarks on existing or new products; (9) our ability to secure access to sufficient capital on favorable terms to manage and grow our business; or (10) our ability to manage and fund claims resulting from our self-insurance program. We caution that these risk factors are not exclusive. Additionally, we do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of us except as required by law.

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

As discussed in “Liquidity and Capital Resources” beginning on page 20, we funded our operations principally from the net cash provided from financing activities for the nine-month period ended September 30, 2017 and by the cash provided by operating activities for the nine-month period ended September 30, 2016.

Under the Company’s credit facilities with our bank, the Company can borrow up to $5,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2017, we had a balance due of $3,675,166 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

In the following discussion, all references to 2017 are for the three months ended September 30, 2017, and all references to 2016 are for the three months ended September 30, 2016.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2015, we completed the conversion of our brands to deliver products that are specifically marketed to our three main channels. The OurPets® brand is sold to the “Pet Specialty” channel. The Pet Zone® brand is sold to the “Food, Drug, and Mass Retail” (or “FDM”) and Value channels. Both brands are sold to the “E-Commerce” channel.

In 2017, net sales declined approximately 4.9% to $6.91 million or $355,000 below third quarter 2016 sales. This slight sales decline was primarily due to decreases in the Pet Specialty channel of approximately $779,000 (23%) and a decrease of $265,000 (9%) in the Food, Drug and Mass Retail channel, which were offset by a $340,000 (61%) increase in E-Commerce and an $129,000 (65%) increase in Value channel sales. The traditional major national Pet Specialty brick and mortar stores as well as the FDM channel are challenged with stemming an eroding customer base that is migrating to E-Commerce and Value channels which offer user friendly self-help and a tremendous array of products that can be purchased speedily and competitively. The Pet Specialty decline was also due to an initial stocking order of approximately $600,000 in 2016 for toys positioned on end caps in in-line space that did not repeat in 2017. The sales decrease in the “Food, Drug, Mass Retail” channel was due to decreased sales of toys/accessories.

There were also several “timing” issues such as set up of our European distributor that delayed $300,000 of shipments from the third quarter to the fourth quarter 2017. We also received a large bulk order from a major E-Commerce customer in the third quarter for shipment in the fourth quarter, reducing that customer’s regular third quarter shipments. Lastly, approximately another $200,000 of orders were pushed into the fourth quarter due to transportation problems resultant from Harvey and Irma hurricanes’ demand on the trucking industry for emergency assistance.

The sales increase in the E-Commerce channel came mainly from our raised feeders category, specifically our Designer Diner® three height adjustable feeder, which comprised about two-thirds of the growth. The remaining one-third third of the E-Commerce growth came from our toys and accessories led by our IQ Treat ball, our Catty Whack™ Electronic cat toy and our Play-n-Squeak Mouse Hunter.

Sales in the Value channel increased to approximately $327,000 in the third quarter from $198,000 for the comparable period a year ago, mainly due to increased sales of toys and accessories and bowls/feeders. Close-out sales increased over three-fold from about $89,000 to $279,000 over the same quarter a year ago. Across all channels, sales to new customers provided approximately $64,000 in additional net revenue during the third quarter of 2017.

Our net sales to international customers generated about $632,000 in revenue or about 9.1% of total sales for the quarter. International sales increased by approximately $53,000, or 8.3%, compared to a year ago, with Canadian sales increasing about $72,000 to $388,000 from $316,000 during the same period a year ago, driven by sales to Food, Drug and Mass retail customers of toys/accessories. Sales to the UK decreased about $42,000 due to decreased sales of toys/accessories to a major Pet Specialty retailer in the UK. Our sales to Asian countries (China, Japan and Taiwan) contributed about $105,000 to quarterly sales. We also had about $44,000 of sales to South American countries.

In 2017, “Food, Drug, Mass Retail” customers accounted for 37% of our sales compared to 39% in 2016; “Pet Specialty” customers accounted for 39% of our sales compared to 48% in 2016; and “E-Commerce” customers accounted for 13% of our sales, up from 8% of total sales for the third second quarter of 2017. Sales to the “Value” and “Closeout” channels made up 9% of our sales in 2017 compared to 4% in 2016. Miscellaneous sales accounted for the other 2% of our revenue in 2017 and 1% of our revenue in 2016.

From a product category perspective, about $453,000 of revenue growth came from our bowls/feeders’ line with our 3-height adjustable Designer Diner® (Pet Zone brand)/Barking Bistro® (OurPet’s brand) accounting for about half of our revenue growth in bowls /feeders. Stainless steel bowl sales accounted for the other $227,000 of our bowls/feeders’ revenue growth.

Offsetting the above product category revenue growth were declines in three categories. Toys and Accessories were down about $711,000 (17%) to $3.41 million from $4.13 million for the same quarter a year ago, mainly due as previously noted to a major pet retailer not reordering an initial stocking order. Waste and odor products decreased about $73,000 (22%) to about $258,000 from sales of about $331,000 for the same period a year ago, mainly due to decreases in automatic litter box sales as well as litter box accessory sales. Edibles/Consumable sales decreased about $58,000 to $321,000 from $379,000 for the same period a year ago, mainly due to decreases in catnip and tuna product sales to Pet Specialty customers.

Some of our top products that generated significant sales in their respective categories in the third quarter were the Designer Diner®/Barking bistro®, the hybrid stainless steel bowls with bonded rubber, our PetZone Cat Wands, the Ball of Furry Fury®, and the Mouse Hunter®. Electronic toy sales grew 29% this past quarter compared to the same period a year ago, led by sales of the Fly By Spinner® electronic toy, followed by Pet Zone Caged Canary®, the Teaser Teepee® and the Catty Whack®.

Our Private Label sales accounted for about $962,000 or 14% of total sales vs. about $1,521,000 or 21% of last year’s sales with the decrease mainly due to decreased sales of toys/accessories to the Pet Specialty channel.

Sales of new products in the third quarter of 2017 not sold previously were approximately $168,000, or 2.4% of total sales for the quarter. Most of these sales were from products in the toys and accessories category, consisting of our Holiday Mice and Stocking assortments as well as our Mouse In a Pouch® Electronic action cat toy.

The reduced sales resulted in our “cost of goods sold” decreasing by approximately $101,000 (2.1%) from $4,816,434 in 2016 to $4,715,881 in 2017. While our “cost of goods sold” decreased in total, our operating costs as a percentage of net sales increased by approximately 2.0%. Our freight costs for shipping product out increased by approximately $37,000 due to general price increases from freight carriers and a change in the sales mix of customers with freight prepaid vs. freight collect. Salaries and payroll related items increased by approximately $11,000 due to increased health insurance costs and pay increases. Depreciation related to operating fixed assets increased by approximately $12,000. Outside warehouse expenses for the quarter were up by approximately $12,000. Offsetting some of these increases: property insurance expenses decreased by approximately $7,000 due to a refund received on our flood insurance policy; repair costs were down by approximately $6,000; and warehouse supply costs were also down by approximately $6,000.

Our gross margin percentage decreased to 31.7% from 33.7% mainly due to increased close out sales as well as the increased freight out and operating costs. Our warehouse overhead costs increased by approximately $7,000, or 1.0%, from the comparable three months in 2016. The largest items were the increased expenses for payroll related items and depreciation.

Due to the decreased sales and lower gross profit margin percentage, our gross profit margin dollars decreased from $2,443,470 in 2016 to $2,189,279 in 2017 (a decrease of $254,191 or 10.4%).

Selling, general and administrative expenses in 2017 were $1,623,231, a decrease of 1.6% or $26,275 from $1,649,506 in 2016. The decrease was the net result of: (1) a decrease in salaries, payroll taxes, and benefits of approximately $41,000 from decreased accruals for bonus and profit sharing arrangements as well as a change in staffing; (2) a decrease in the amount accrued for bad debt expense of approximately $15,000; (3) a decrease in legal expenses of approximately $10,000; (4) a decrease in selling expenses of approximately $5,000 from decreased commissions offset by increased expenditures for customer incentives and promotional programs; (5) a decrease in depreciation expenses of approximately $3,000; (6) an increase of approximately $3,000 for travel and entertainment expenses; (7) an increase in business and product development expenses of approximately $4,000; (8) an increase in IT (Information Technology) expenses of approximately $4,000; (9) an increase in expenses for investor relations of approximately $9,000; (10) an increase in marketing costs of approximately $10,000 from increased spending on e-commerce advertising; (11) an increase in fees of approximately $21,000 related to the establishment of the subsidiary to self-insure against business losses; and (12) a net decrease of $3,000 in all other selling, general and administrative expenses.

The decrease in selling, general, and administrative expenses was not great enough to offset the decrease in gross profit dollars and resulted in our income from operations decreasing by $227,916 (or 28.7%) from $793,964 in 2016 to $566,048 in 2017.

We earned “other income” of approximately $5,000 in 2017 and $24,000 in 2016. The $5,000 earned in 2017 was the net result of royalty income from favorable patent litigation settlements as well as gain on investments less royalty payments owed. The $24,000 earned in 2016 was from royalty income because of favorable patent litigation settlements.

Interest expense for 2017 was $30,003, an increase of $6,553, from $23,450 in 2016. Approximately $6,400 of this increase was due to an increase of interest owed on our line of credit due to the rate on the line increasing as well as an increased loan balance. The rate on the line (30 day LIBOR plus 2.25%) increased by approximately 0.7% due to an increase in the LIBOR rate. Our average line of credit balance increased by about $300,000 (approximately $2,500,000 from approximately $2,200,000 a year ago) from increased usage. Interest owed on a new capital lease resulted in the rest of the increase in interest, offset by the pay-offs of other loans and leases.

We lowered our estimated effective tax rate based on presumed transactions which will take place at the end of 2017 with our wholly owned subsidiaries, an insurance company and a DISC. As a result, income tax expense decreased by approximately $191,000 from $298,970 in 2016 to $107,987 in 2017.

Net income for 2017 was $432,907 as compared to net income of $495,669 for 2016, a decrease of $62,762, or 12.7%. This decrease was a result of the following changes from 2016 to 2017:

Net revenue decrease of 4.9%	$(354,744)
Cost of goods sold decrease of 2.1%	100,553
Gross profit decrease of 10.4%	(254,191)
Selling, general, and administrative expenses decrease of 1.6%	26,275
Interest expense increase of 27.9%	(6,553)
Decrease in other income	(19,276)
Income tax expense decrease	190,983
Decrease in profitability	$(62,762)

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

In the following discussion, all references to 2017 are for the nine months ended September 30, 2017, and all references to 2016 are for the nine months ended September 30, 2016.

In 2017, net sales grew approximately 4.0% to $19.63 million or $753,000 above revenues of $18.87 million for the first nine months of 2016. This sales growth was primarily driven by a substantial revenue increase of about $1.13 million (68.0%) in the E-Commerce channel over the comparable period a year ago. As noted in the previous quarterly report, the consumer’s buying patterns have clearly shifted from “Big Box”/“Brick and Mortar” to the E-Commerce/internet platform. We also had a $263,000 (39%) revenue increase in the Value channel and a $217,000 (56%) increase in close out sales which offset decreases of about $652,000 (8%) in Pet Specialty sales to about $7.24 million in 2017 from about $7.89 million for the same period a year ago and a decrease of about $443,000 in Food, Drug, Mass Retail sales to about $7.50 million from about $7.95 million for the same period a year ago.

The sales increase of approximately $1.13 million in the E-Commerce channel came primarily from our raised feeder category, specifically the Designer Diner® which comprised over 50% of this revenue growth. The other major growth category was Toys & Accessories which accounted for about $421,000 or 37% of the E-Commerce growth. The main products that drove revenue growth in the E-Commerce toys and accessories category were the Pet Zone Fly By Spinner® electronic toy, the IQ Treat Ball and the Catty Whack®.

About 70% of the sales decrease in the FDM channel was primarily due to decreased sales of toys/accessories with the remaining 30% decrease coming from lower sales of and bowls/feeders.

The sales increase in the Value channel to about $946,000 in 2017 from $682,000 for the comparable period a year ago was all due to increased sales of toys and accessories, notably increased cat scratcher and scratching posts. Close-out sales increased approximately 56% over the same nine-month period a year ago. Across all channels, sales to new customers provided approximately $553,000 in additional net revenue during the first nine months of 2017.

Our net sales to international customers generated about $1.88 million in revenue or about 9.6% of total sales for the first nine months of 2017 as compared to about $1.60 million for the same period in 2016. International sales increased by approximately $281,000, or 15%, compared to a year ago. Canadian sales increased about $239,000 from the same period a year ago spurred by sales to Food, Drug, and Mass retail customers of toys/accessories and bowls/feeders. Sales to the United Kingdom (UK) decreased about $94,000 due to decreased sales of toys/accessories and edibles/consumables to a major Pet Specialty retailer in the UK. Sales to all other countries increased by about $136,000 led by Japan with a $95,000 sales increase over last year.

In 2017, “Food, Drug, Mass Retail” customers accounted for 38% of our sales vs. 42% in 2016; “Pet Specialty” customers accounted for 37% of our sales vs. 42% in 2016; and “E-Commerce” customers accounted for 14% of our sales, up from 9% of total sales for the first nine months of 2016. Sales to the “Value” and “Closeout” channels made up 8% of our sales in 2017 vs. 6% in 2016. Miscellaneous sales accounted for the other 3% of our revenue in 2017 and 1% in 2016.

From a product category perspective, about $867,000 of our revenue growth came from our bowls/feeders line with our 3-height adjustable Designer Diner® (Pet Zone brand)/Barking Bistro® (OurPet’s brand) accounting for almost 75% of that product category’s revenue growth. Bowls/feeders revenue grew about 12% in 2017 over the same nine-month period in 2016. The toys/accessories category declined about $434,000 or 4%, over last year’s comparable first nine months due mainly to a large 2016 initial stocking order by a major national Pet Specialty retailer not repeating in 2017. Waste and odor product sales accounted for about $104,000 of our revenue growth, the driving product continuing to be our Switchgrass® BioChar natural cat litter. Offsetting our revenue growth was a decrease in the edibles/consumables product category of about $96,000 which declined about 8% from the same quarter last year as one of our major Pet Specialty customers discontinued some tuna flake and catnip SKU’s.

Our two main product categories remain toys/accessories which account for 48% of sales (down from 52% last year), and bowls/feeders which account for 40% of sales (up from 36% last year). The other 12% of our sales is comprised of edible/consumable tuna and catnip products (5%), waste/odor products (5%), and health/wellness products and dog houses (2%).

Some of our top products that generated significant sales in their respective categories in the first nine months of 2017 were the Pet Zone hybrid stainless steel bowls, Designer Diner®, the Ball of Furry Fury®, the Pet Zone Wands, the Mouse Hunter®, the IQ Treat Balls, Snag-able™ Cat/Fish Door and Floor Scratcher, and our PetZone SmartScoop™ automatic litter box. Electronic toy sales grew 75% during the first nine months of 2017 compared to the same period a year ago led by sales of the Fly By Spinner® electronic toy, followed by the Catty Whack®, the Pet Zone Teaser Teepee, the OurPet’s Bird in a Cage®, the OurPet’s Pounce House® and the Whirling Wiggler®.

Our Private Label sales accounted for about 12% of total sales for the first nine months of 2017 vs. about 16 % of last year’s sales for the comparable period with the decrease mainly due to decreased sales of toys/accessories and stainless steel bowls.

Sales of new products in the first nine months of 2017 not sold previously were approximately $1.72 million or 8.7% of total sales for the first nine months. Most of these sales were from products in the toys and accessories category, including our Pet Zone Cat Scratcher Post and Snag-able ™Cat/Fish Door and Floor Scratchers, our Pet Zone electronic action toys Caged Canary® and our Bird in a Cage®.

Due to the increased sales, our “cost of goods sold” increased by approximately $392,000 (3.0%) from $13.03 million in 2016 to $13.42 million in 2017. However, we maintained our costs as a percentage of net sales, which decreased by approximately 0.6% from a year ago. Part of this favorable result was due to reducing the deductions taken between gross and net sales by our customers, which allowed our margins to improve. We also kept control over our material costs even though we experienced price increases from our suppliers. For instance, we negotiated favorable purchase discounts (approximately $176,000 more than last year) based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. Further we decreased operating expenses in several areas. Repair and maintenance expenses decreased by about $12,000, and depreciation related to operating fixed assets provided another approximately $29,000 in savings. We also accrued approximately $16,000 less for expected write-offs of excess and obsolete inventory. Some of these savings were offset with increased freight-out expenses (due to customer mix and freight allowance agreements), which increased by approximately $220,000, and rent for outside warehouse space, which increased by approximately $22,000.

By decreasing our “cost of goods sold” as a percentage of net sales, our gross margin percentage increased to 31.6% from 31.0%. Our warehouse overhead costs decreased by approximately $29,000, or 1.4%, from the comparable nine months in 2016. The largest items were the decreased expenditures for depreciation and repairs/maintenance.

By improving our sales, we increased our gross profit margin dollars from $5,847,171 in 2016 to $6,207,865 in 2017 (an increase of $360,694 or 6.2%).

Selling, general and administrative expenses in 2017 were $4.86 million (an increase of 10.3% or $454,509) from $4.41 million in 2016. The increase was the net result of: (1) an increase in selling expenses of approximately $254,000 from increased expenditures for customer incentives and discounts allowed; (2) an increase in promotional costs of approximately $106,000; (3) an increase in fees of approximately $61,000 related to the establishment of the subsidiary to self-insure against business losses; (4) an increase in expenses for investor relations of approximately $53,000; (5) an increase in IT (Information Technology) expenses of approximately $36,000; (6) an increase in the amount accrued for potential customer charge-backs of approximately $24,000; (7) an increase in product development expenses of approximately $15,000; (8) a decrease in salaries, payroll taxes, and benefits of approximately $10,000; (9) a decrease in marketing expenses of approximately $18,000; (10) a decrease in depreciation expenses of approximately $24,000; (11) a decrease in the amount accrued for bad debt expense of approximately $36,000; and (12) a net decrease of $6,000 in all other selling, general and administrative expenses.

Since the increase in selling, general, and administrative expenses was greater than the increase in gross profit on sales, our income from operations decreased by $93,815 (or 6.5%) from $1.44 million in 2016 to $1.34 million in 2017.

We incurred “other expense” of approximately $9,000 in 2017 and earned “other income” of approximately $59,000 in 2016. The $9,000 incurred in 2017 was the net result of: $37,000 of royalty expense, a $5,000 loss on the exchange rate related to payments received from one UK customer, $19,000 of royalty income, $13,000 of investment income, and $1,000 of income related to miscellaneous items. Of the $59,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $39,000 of other income in 2016 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2017 was $74,762, a decrease of $9,444, from $84,206 in 2016. Most of this decrease (approximately $8,000) resulted from us decreasing our average line of credit balance by about $800,000 to approximately $2,000,000 from approximately $2,800,000 a year ago. The pay-offs of other loans and leases resulted in the rest of the decrease, offset by interest owed on a new capital lease.

We lowered our estimated effective tax rate based on presumed transactions which will take place at the end of 2017 with our wholly owned subsidiaries, an insurance company and a DISC. As a result, income tax expense decreased by approximately $298,000 from $494,440 in 2016 to $196,061 in 2017.

Net income for 2017 was $1,062,902 as compared to net income of $916,882 for 2016, an increase of $146,020, or 15.9%. This increase was a result of the following changes from 2016 to 2017:

Net revenue increase of 4.0%	$752,979
Cost of goods sold increase of 3.0%	(392,285)
Gross profit increase of 6.2%	360,694
Selling, general, and administrative expenses increase of 10.3%	(454,509)
Interest expense decrease of 11.2%	9,444
Decrease in other income	(67,988)
Income tax expense decrease	298,379
Increase in profitability	146,020

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities consist of the acquisition of equipment such as tooling, computers, and software and the investing of excess cash held by Series OP. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $1,324,834 in available funds as of September 30, 2017, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In the first nine months of 2016, we funded our operating cash requirements primarily with net income. In the first nine months of 2017, we relied on the line of credit. During the remainder of 2017, we should be able to continue to fund our operating cash requirements with net income and possibly the line of credit if needed. Based on our bank’s loan covenants we expect to comply with the debt service coverage ratio and tangible net worth required by our bank to maintain our line of credit through the end of 2017. We have no material commitments for capital expenditures.

Outstanding Debt

As of September 30, 2017, we had $4,471,301 in principal amount of indebtedness consisting of:

Bank line of credit - $5,000,000	30 day Libor plus 2.25%	$3,675,166
Bank term note ($1,000,000 original balance)	30 day Libor plus 3%	600,000
Capitalized Lease	5.44%	96,008
Lake County Economic Development Loan Program	5.00%	20,794
Note Payable to Molor Products	Non-interest bearing	79,333

The bank line of credit indebtedness of $3,675,166 is comprised of a single line of credit under which we can borrow up to a total of $5,000,000 based on the level of qualifying accounts receivable and inventories. Total eligible collateral at September 30, 2017 was $5,520,371. The line of credit is a two-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through June 30, 2018. We are in the process of finalizing the next renewal which will extend the revolver through November 30, 2020. Under our agreement with the bank we are required to: (1) maintain a debt service coverage ratio of at least 1.15 to 1.00 measured quarterly on a trailing 12 month basis; (2) maintain a tangible net worth of no less than $6,000,000 tested at the end of each quarter; and (3) obtain the bank’s permission to incur additional indebtedness, make any expenditures for property and equipment in excess of $750,000 in any fiscal year, redeem any of our capital stock, or pay cash dividends (subject to meeting the debt service coverage ratio). As of September 30, 2017, we were in compliance with our covenant obligations under our agreement with the bank. We had a debt service coverage ratio of 5.40 and a tangible net worth of $11,170,570.

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

Besides the capital lease, no changes were made to the structure of our debt during 2017. All scheduled payments were made on time.

Changes in Cash- First Nine Months of 2017

Net cash used by operating activities for the nine months ended September 30, 2017 was $164,425. Cash was provided by the net income for the nine months of $1,062,902, as well as the non-cash charges for depreciation of $398,063, amortization of $45,202, stock option expense of $18,000, unrealized gain on investments of $12,746, and loss on fixed assets of $995.

Cash was also used by the net change of $1,676,842 in our operating assets and liabilities as follows:

Accounts Receivable increase	(7,868)
Inventories increase	(1,605,973)
Prepaid Expenses increase	(204,734)
Deposits decrease	72,624
Amortizable Intangible Assets increase	(61,998)
Accounts Payable increase	194,971
Accrued Expenses decrease	(47,860)
Deferred Tax Liability decrease	(16,003)
Net Change	$(1,676,841)

Inventories increased due to bringing in product in preparation for the launch of new products as well as stocking up for holiday seasonal orders. Accounts payable increased due to the increase in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year, offset by increased accruals for salaries and wages owed. Prepaid Expenses increased due to prepayments for royalty advances, income taxes, commissions, and consulting fees. Amortizable intangible assets increased mostly from additional patent costs and partly from additional website and licensing costs.

Net cash used for investing activities for the nine months ended September 30, 2017 was $833,887. We invested $497,358 of the cash held by the wholly owned subsidiary named Series OP and earned net investment income of approximately $2,600. We spent the following on capital expenditures: approximately $232,000 on tooling/molds; approximately $67,000 for warehouse equipment; approximately $18,000 on computer software and equipment; and approximately $21,000 towards leasehold improvements. In addition, we sold a truck that was being used for the transport of goods between warehouses and that provided $4,000 in cash.

Net cash provided by financing activities for the nine months ended September 30, 2017, was $1,568,516 and consisted of: (1) issuances of common stock for $188,647; (2) principal payments on long-term debt of $183,309; (3) net increased borrowing on the bank line of credit of $1,591,200; and (4) dividends paid on preferred stock of $28,022.

Changes in Cash- First Nine Months of 2016

Net cash provided by operating activities for the nine months ended September 30, 2016, was $1,278,966. Cash was provided by the net income for the nine months of $916,882, as well as the non-cash charges for (i) depreciation of $451,411; (ii) amortization of $39,739; (iii) stock option expense of $18,000; and (iv) loss on fixed assets of $10,853. Cash was used by the net change of $157,919 in our operating assets and liabilities.

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

In our Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

There were no changes in our risk factors from those previously disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11*	Statement of Computation of Net Income Per Share.
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of the Principal Executive Officer (furnished herewith).
32.2*	Section 1350 Certification of the Principal Financial Officer (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OURPET’S COMPANY

Dated: November 14, 2017	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

