Form 10-K
period 2017-12-31
OURPETS CO
filed 2018-04-02
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock of the registrant, no par value per share (the “Common Stock”), held by non-affiliates of registrant was $12,964,440 as of June 30, 2017. As of March 16, 2018, the registrant had 19,805,210 shares of Common Stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of shareholders of OurPet’s Company are incorporated by reference into Part III of this Form 10-K. Except as otherwise stated, the information in this Form 10-K is as of December 31, 2017.

www.ourpets.com

OURPET’S COMPANY

FORM 10-K

For The Fiscal Year Ended December 31, 2017

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

PART I

Item 1. Business.

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation incorporated in 1998 that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and PetZone® brands. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the Pet Specialty, Mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation (DISC) under U.S. tax law. A commission is paid by OurPet’s to DISC for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

We develop and market products for improving the health, safety, comfort, and enjoyment of pets. Our mission is “to exceed pet and pet parent expectations with innovative solutions.” Our dual brand strategy is focused on OurPets® for the Pet Specialty channel and PetZone® for the Food, Drug and Mass retail channel. The products sold have increased from the initial Big Dog Feeder® to approximately 1,000 products for dogs, cats, and birds. Products are marketed under the OurPet’s®, PetZone®, Flappy®, SmartScoop®, Ecopure Naturals®, Play-N-Squeak®, Durapet®, Clipnosis®, Go! Cat! Go!®, Festiva®, and Cosmic Pet™ labels to customers, both domestic and foreign. The manufacturing of these products is subcontracted to other entities, both domestic and foreign, based upon price, delivery, and quality.

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

Mass Retailers—e.g., Wal-Mart

Pet Superstores—e.g., Petsmart, Petco

Regional Pet Chains—e.g., Pet Supplies Plus

Pet Catalogues—e.g., Drs. Foster & Smith

E-Commerce—e.g., Amazon.com, Chewy.com, Walmart.com

Warehouse Club Stores—e.g., Costco

Military Exchange Chains—e.g., AAFES

Grocery Chains—e.g. Kroger, Publix

Pet Distributors—e.g., Animal Supply, Central Garden & Pet

International Customers—e.g. Pet Valu, Pet’s at Home

The companies listed above are intended to serve as examples only. As a standard industry practice, price lists are provided to distributors, who in turn place products with retailers. Larger retailers with a national presence will generally order product directly from us pursuant to the price list and subject to negotiated additional terms, if any. With the exception of a written price list, many of the arrangements with retailers or distributors are verbal. As such, written contracts often do not exist. Customers submit their own standard purchase orders based on our current price list. Even the larger retailers, which might have written contracts with us, are under no obligation to purchase specific product from us. While all of the above companies may currently buy product from OurPet’s, none of these customers are under any contractual obligation to purchase a specific volume of product or to continue making any purchases in the future. We currently have approximately 200 customers to whom we sell products, with the total number and specific customers changing from time to time. With the exceptions of Wal-Mart and this year Amazon.com, none of our customers account for 10.0% or more of our sales. For the year ended December 31, 2017, $6,218,810 (22.0%) of our revenue was derived from Wal-Mart and $2,862,669 (10.1%) derived from Amazon.com. For more information, see our Consolidated Financial Statements, notes, and tables included in this Form 10-K.

We currently market products, such as: dog, cat, and bird feeders; dog and cat toys; cat and dog waste management products; catnip products and pet supplements such as Joint Kare. We conduct our marketing and sales activities through 15 employees and 20 independent sales representatives’ organizations. Domestic independent sales representatives are paid commissions, which range from 2% to 10% of net sales to customers.

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

Most of our products are proprietary and we have been granted or assigned 98 United States and international patents and have 59 United States and international patents pending for cat and dog toys, dog feeders, and waste management products. We registered trademarks for “The OurPet’s Company” as our corporate identity, and “OurPets” as our pet specialty brand as well as PetZone® for the Food, Drug and Mass retail channel. To protect our trade names we obtained 71 trademark registrations and applied for 5 trademark registrations, which are still pending.

As of March 21, 2017, we had a total of 50 employees, 48 of which are full time employees. These employees consist of: 3 officers; 15 employees in sales and marketing; 1 employee in business & product development; 4 employees (not including 2 officers) in finance and administration; 6 employees (not including 1 officer) in operations; and 21 employees (2 of them part time) in production, warehousing and shipping, at our Fairport Harbor, Ohio and Mentor, Ohio facilities. Most of our manufacturing is subcontracted to outside vendors. However, we do perform some light manufacturing at our Mentor, Ohio facility for the production of catnip and tuna consumable products. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and believe we have good relations with our employees.

The Company contracts with a Professional Employer Organization (PEO) which co-employs the company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (HR) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.

We conduct our own research and development activities and also use outside sources to perform specific projects such as engineering drawings and prototype models. Research and development costs are charged to expenses as incurred, and totaled $236,591 for the year ended December 31, 2017 and $223,025 for the year ended December 31, 2016.

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

We are one of many companies in the pet product market with no measurable percentage of that market. We are still building our market presence as we compete with domestic and foreign companies, who also manufacture their products in low cost areas such as Mexico, India, East Asia and Southeast Asia. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations. Also consumer purchasing behavior is shifting from brick and motar stores to E-Commerce with unlimited selection, ease and convenience of use. We need to adapt to the changing times in order to stay competitive. Finally certain retailers have been adversely impacted by economic conditions causing them to file for bankruptcy protection. This could adversely affect our sales if this trend continues or these retailers are unable to emerge from bankruptcy protection.

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

We are and will continue to depend on our key management personnel: Dr. Steven Tsengas, Chairman and Chief Executive Officer; Konstantine S. Tsengas, Chief Operating Officer, Vice President of Operations and Secretary; Scott R. Mendes, Chief Financial Officer and Treasurer and Rachelle Rabasi, Director of Marketing. The loss of one or more of these individuals could have a material adverse effect on our business and operations. In addition, we will need to attract and retain other qualified individuals to satisfy our personnel needs. We may not succeed in retaining our key management personnel or in attracting and retaining new employees.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under United States patent laws, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We have 98 issued or assigned U.S. and international patents. The issuance of a patent, however, is not conclusive as to its validity, scope, or enforceability. Competitors might successfully challenge the validity, scope, or enforceability of any issued patents should we try to enforce them. Furthermore, unauthorized parties may attempt to copy or otherwise obtain and use our patented products. Identifying unauthorized use of our intellectual property is difficult because we may be unable to monitor the processes and materials employed by other parties. Moreover, the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. We also have 59 U.S. and international patent applications pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. If we fail to obtain or protect our patents, our competitive advantage may be harmed.

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

 The Company relies on independent foreign sources of production and the availability of products and materials which could have unfavorable effects on the Company’s business.

The Company purchases all of its products from independent foreign manufacturers, primarily in China and India. Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them. Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition. The Company has the ability to move production to different suppliers; however, the transition may not occur smoothly or quickly, which could result in the Company missing customer delivery date requirements and, consequently, the Company could lose future orders.

The Company’s use of foreign sources of production results in long production and delivery lead times. Therefore, the Company typically forecasts demand at least five months in advance. If the Company’s forecasts are wrong, it could result in the loss of sales if the Company does not have enough product on hand or in reduced margins if the Company has excess inventory that needs to be sold at discounted prices.

The Company’s ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as labor disputes and work stoppages, political unrest, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require the Company to locate alternative ports to avoid disruption to its customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on the Company’s overall profitability.

Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization.

The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability. Changes in tax policy or trade regulations, such as the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

Our global business exposes us to operational and economic risks.

As we expand our on-line and other global markets, a more significant part of our revenue comes from international sales. The newly global nature of our business creates operational and economic risks. For example, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue.

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

We obtain third-party insurance for potential losses from general liability, property casualty, business interruption, fidelity bond insurance, workers' compensation and automobile liability risk. We have self-insurance for certain potential liabilities through a wholly-owned insurance subsidiary. We are responsible for up to $490,000 (49%) of our own claims with a limit of $1,000,000 coverage. However, there is a second element of risk resultant from our wholly-owned insurance subsidiary for claims incurred by other members in the insurance group. While these claims have historically been low, we are responsible for our pro rata share (based on premiums paid into the group) of 51% of the claim amounts paid out. This could have a material adverse effect on our operating results.

The exercise of too many warrants and stock options would dilute the value of the Common Stock and stockholder voting power.

We currently have 19,805,210 shares of Common Stock outstanding which could be diluted by the following potential issuances of Common Stock. As of December 31, 2017, we had outstanding 63,500 shares of Convertible Preferred Stock (“Preferred Stock”) convertible into 635,000 shares of Common Stock at conversion rates of $1.00 per share. Also as of December 31, 2017, we had outstanding warrants to purchase an aggregate of 143,052 shares of Common Stock at exercise prices ranging from $0.540 to $0.589 per share and options to purchase an aggregate of 451,333 shares of Common Stock at exercise prices ranging from $0.60 to $1.86 per share. We have reserved an aggregate of 1,685,000 shares of Common Stock for issuance under the 2017 Stock Option Plan as of the date of this report. In addition, the exercise of such warrants and options could have a material adverse effect on the future market price of and liquidity in the market for shares of Common Stock trading in the over-the-counter market. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

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

The market price of the securities of many smaller companies similar to ours has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations, and new products or systems may have a significant impact on the market price of our securities. In addition, as a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. We have experienced and expect to continue experiencing limited trading volume in our Common Stock, which may have a significant effect on the market price of our Common Stock. As of March 21, 2018, our directors and officers and their affiliates controlled more than 56.0% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of our Common Stock.

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

The Company’s executive officers and directors and their affiliates together control more than 56% of the Company’s voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent, or deter a change in control, and could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

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

We entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion in Fairport Harbor, Ohio on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and is for a period of ten and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. At the end of 2017, we were in the sixth year of the lease and are currently paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for the facility in Mentor, Ohio on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. In 2017, we were in the sixth year of the lease and paid the monthly rental rate of $9,732. We have the option to extend the lease for an additional ten years at a rental rate to be mutually agreed upon.

We are also currently renting space from two nearby warehouses in Ohio, Midwest Global Distribution Center in Warrenville Heights and Statewide Warehousing in Mentor. The Midwest warehouse, approximately 13,000 square feet, is used primarily for storage and fulfilling orders to Wal-Mart. The Statewide warehouse, approximately 64,000 square feet, is used primarily for storage of slower moving and excess inventory. Both warehouses are paid according to monthly agreements and may be cancelled by either party with a 30 day written notice. Space at the Midwest warehouse is rented at a rate of $0.33 per square foot per month. Space at the Statewide warehouse is rented at a rate of $0.36 per square foot per month.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Markets OTCQX under the symbol “OPCO.” The following table sets forth, for each of the quarters indicated, the high and low bid quotations per share of Common Stock in the over-the-counter market (according to the Nasdaq Stock Chart). The bid quotations in the over-the-counter market represent prices between securities dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	1.05	0.80
June 30, 2016	1.05	0.81
September 30, 2016	0.95	0.79
December 31, 2016	1.04	0.81
March 31, 2017	1.49	0.92
June 30, 2017	1.65	1.42
September 30, 2017	1.80	1.42
December 31, 2017	1.90	1.28

As of March 21, 2018, we had approximately 800 holders of record of our Common Stock.

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

On January 28, 2010 and February 1, 2010, the Company sold an aggregate of 123,616 shares of its Series 2009 preferred stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares was comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). All shares received an annual 6% ($.42) cash dividend payable on December 1 of each year provided that payment did not cause us to violate any of our bank loan covenants. On June 15, 2017, the Company exercised its right to convert the 123,616 shares of Series 2009 Preferred Stock into 1,236,160 shares of common stock. The Company had the limited right to convert the shares into common stock at any time after the trading price of its common stock reached $1.50 per share for twenty consecutive days. The conversion price at the time OurPet’s issued the 2009 Preferred Stock was $.70 a share of Common Stock. Based upon each share of the 2009 Preferred Stock having been issued at $7.00 a share, the conversion ratio was 10 shares of Common Stock for each share of the 2009 Preferred Stock.

In accordance with the above dividend provisions, on June 15, 2017 the Company paid out $28,021 in cash dividends for the partial period up to conversion and in December of 2016 paid out $51,919 in cash dividends for the full 2016 year to holders of this Series 2009 Preferred Stock.

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

Consolidated net revenue for 2017 was $28,252,067, an increase of approximately 4.4% in revenue from $27,070,160 in 2016. Sales grew in the E-Commerce and Value channels which were offset by decreases in the FDM (Food, Drug and Mass) Retail and Pet Specialty channels.

Cost of goods sold increased by $1,033,841, or 5.6%, from $18,317,561 in 2016 to $19,351,402 in 2017. Our variable and fixed warehouse and overhead costs increased in total by approximately $74,000, or 2.6%, from the comparable twelve months in 2016 due mostly to increased expenditures for off-site warehouses, payroll and benefits.

Gross profit increased by approximately $148,066 to $8,900,665 for 2017, from $8,752,599 for the prior year. Gross profit margin decreased 0.8% to 31.5% in 2017 from 32.3% in 2016.

Selling, general and administrative (“S,G&A”) expenses in 2017 were $6,668,542, an increase of 9.9%, or $599,397, from $6,069,145 in 2016. The largest increase came from selling and marketing expenses, which increased by approximately $420,000 due to increased expenditures for customer incentives, promotions and shows.

Interest expense for 2017 was $110,147 and was materially unchanged from 2016.

We established and set up an insurance company (organized under the laws of the State of Delaware) and also an export company (organized under the laws of the State of Ohio) that has elected to be a Domestic International Sales Corporation (DISC) as wholly owned subsidiaries in 2016. As a result of doing so, our effective tax rate was lowered in both 2017 and 2016 resulting in income tax expense decreasing to $393,870 in 2017 and $531,056 in 2016.

As a result of all the changes above, net income decreased by $395,840 (18.5%), from $2,144,593 in 2016 to $1,748,753 in 2017.

In 2017, we renegotiated our bank credit facilities whereby the bank increased our line of credit from $5,000,000 to $6,000,000 (based on the level of qualifying accounts receivable and inventories) and also provided us an additional $1,000,000 term loan. The term loan was applied immediately to pay down $1,000,000 of the line of credit. As of December 31, 2017, and December 31, 2016, we had line of credit balances of $1,777,907 and $2,083,966, respectively. At December 31, 2017, we were in compliance with all bank financial covenants.

Liquidity and Capital Resources

Our operating activities provide cash from the sale of our products to customers. The principal use of such cash is for payments to suppliers that manufacture our products and for freight charges for shipments to our warehouse and our customers. Our investing activities use cash primarily for the acquisition of equipment such as product molds, warehouse equipment, computers, and software. Our financing activities provide cash, if needed, under our line of credit with our bank, which had $4,222,093 in available funds at December 31, 2017, based upon the balance of accounts receivable and inventories at that date. In November 2017, we added the new bank term loan in the amount of $1,000,000 with a three year term, payable in monthly installments with interest charged at a variable rate of 30 day LIBOR plus a grid margin structure that varies between 2.00% and 2.50% depending on our ratio of Funded Debt to EBITDA. The pricing grid structure will become effective on and after the first calendar month following delivery to our bank of our June 30, 2018 financial statements. Until this time, the interest rate will be set at the 30 day LIBOR rate plus 2.50%. The 30 day LIBOR rate at December 31, 2017 was 1.57%.

As of December 31, 2017, we had $3,512,004 in principal amount of indebtedness consisting of:

Debt	Interest Rate	Balance
Bank line of credit - $6,000,000	30 Day LIBOR plus 1.75-2.25%	$1,777,907
Bank Term note ($1,000,000 original balance)	30 Day LIBOR plus 2.0-2.5%	1,000,000
Bank term note ($1,000,000 original balance)	30 Day Libor plus 3.0%	550,000
Note Payable to Molor Products	Non-interest bearing	78,881
Lake County Econ Development ($125,000 original balance)	5.0%	13,949
Capitalized Lease-Equipment	5.4%	91,267

The $6,000,000 line of credit is a three-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through October 31, 2020. Under our agreement with the bank we are required to: (1) maintain a Fixed Charge coverage ratio of at least 1.15:1.00 measured quarterly on a trailing 12 month basis; (2) maintain a Funded Debt to EBITDA ratio of no greater than 2.75:1.00 up until the quarter ending June 30, 2018, then reducing to 2.50:1.00, and (3) obtain the bank’s permission to incur additional indebtedness. The loan agreement eliminated any tangible net worth calculation and any restrictions on capital expenditures previously imposed by the Company’s loan documents. As of December 31, 2017, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a Fixed Charge ratio of 2.11:1.00 and a Funded Debt to EBITDA ratio of 1.95.

Our short-term and long-term liquidity will continue to depend on our ability to achieve positive cash-flow on our operations and to increase sales of our products. In 2017 and 2016, we were successful in funding our operating cash requirements primarily with net income. We have no material commitments for capital expenditures.

A schedule of our contractual obligations as of December 31, 2017 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short and Long Term Debt	$3,420,737	$547,282	$2,873,455	$-	$-
Capital Lease Obligations	91,267	19,622	42,585	29,060	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
Operating Leases	3,359,974	577,257	1,200,051	1,091,367	491,299
Total Contractual Cash Obligations	$6,871,978	$1,144,161	$4,116,091	$1,120,427	$491,299

Net cash provided by operating activities for the year ended December 31, 2017 was $1,241,193. Cash was provided by the net operating income for the year of $1,748,753 as well as the non-cash charges for depreciation of $554,119, amortization of $60,993, stock option expense of $41,744, unrealized loss on investments of $8,066 and loss on fixed assets written off of $9,146. Cash decreased by $1,181,628 due to the following changes in our operating assets and liabilities:

Accounts receivable increase	$(783,715)
Inventories increase	(224,904)
Prepaid expenses increase	(115,288)
Deposits and Other Assets decrease	72,624
Amortizable Intangible Asset increase	(77,798)
Accounts payable increase	7,222
Accrued expenses decrease	(22,239)
Deferred Tax liability decrease	(37,530)
Net change	$(1,181,628)

Accounts receivable increased by approximately $784,000 due to increased sales in the fourth quarter of the year. Inventories increased by approximately $225,000 due to our bringing in more inventory of certain items for the holiday season than actually sold. Prepaid expenses increased by approximately $115,000 due to increased prepayments for IT costs, slotting fees, prepaid royalties, consulting fees and commissions, all of which were offset by decreases in prepaid show expenses, prepaid taxes, and prepaid inventory. Deposits and other assets decreased approximately $73,000 primarily due to a refund of our $52,000 deposit paid towards the purchase of packaging equipment (subsequently converted to a capital lease) comprised of a side pouch bagger and conveyer and $21,000 reclassified to prepaid expenses for new CRM subscription services. Amortizable intangible assets increased by approximately $78,000 primarily due to obtaining more patents. Accounts payable increased by approximately $7,000 primarily due to the increases in inventories. Accrued expenses decreased by approximately $22,000 primarily due to decreased accruals related to bonus and profit sharing agreements. Deferred Tax Liabilities decreased about $38,000 due to fewer Section 179 property additions than what we have been depreciating.

Net cash used in investing activities for the year ended December 31, 2017 was $1,456,222. We invested approximately $965,000 of the cash held by our wholly owned Captive Insurance subsidiary, Series OP, into short term instruments available for trading and earned investment income of approximately $36,814. Approximately $458,000 was used for tooling/molds as well as the purchase of various computer/software and other asset purchases, including display units and warehouse equipment. We also sold a truck used for the transport of goods between warehouses and realized $4,000 in cash.

Net cash provided from financing activities in 2017 was $609,220 and consisted of: (1) issuances of common stock for $188,647; (2) principal payments on long-term debt of $245,347; (3) net payments on the bank line of credit of $306,059; (4) increased borrowings of $1,000,000 on long term debt and (5) dividends paid on preferred stock of $28,021.

Net cash provided by operating activities for the year ended December 31, 2016 was $2,250,125. Cash was provided by the net operating income for the year of $2,144,593, as well as the non-cash charges for depreciation of $599,419, amortization of $54,290, stock option expense of $12,021, and loss on fixed assets written off of $10,855. Cash decreased by $571,053 due to changes in our operating assets and liabilities.

In 2016, accounts receivable increased by approximately $350,000 due to increased sales in the fourth quarter of the year. Inventories decreased by approximately $900,000 due to close out sales and improved management of our supply chain. Prepaid expenses increased by approximately $303,000 due to increased prepayments for product royalties of about $170,000, costs related to the insurance company formation and administration of approximately $80,000, prepaid taxes of approximately $ 87,000 and miscellaneous items of approximately $11,000, offset by a decrease in prepayments for inventory of approximately $45,000. Amortizable intangible assets increased by approximately $101,000 primarily due to obtaining more patents and partly from website development costs and obtaining a Bluetooth® license. Accounts payable decreased by approximately $798,000 primarily due to the decreases in inventories. Accrued expenses increased by approximately $142,000, primarily due to increased accruals related to bonus and profit sharing agreements.

Net cash used in investing activities for the year ended December 31, 2016 was $737,920. Approximately $370,000 was used for tooling/molds and approximately $214,000 was used for the Bluetooth® technology development with the balance used to purchase various computer/software and other assets, including display units and warehouse equipment.

Net cash provided by financing activities in 2016 was $1,484,226. Net payments on the bank line of credit amounted to approximately $1,200,000. Approximately $300,000 was used to reduce term loan principal and other borrowings. The cash dividend paid on Preferred Stock accounted for approximately $52,000 while issuances of common stock provided approximately $30,000.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

In the following discussion all references to 2017 are for the year ended December 31, 2017 and all references to 2016 are for the year ended December 31, 2016.

Sales increased by approximately $1,182,000, or 4.4%, to $28,252,067 in 2017 from $27,070,160 in 2016. Volume increases accounted for most of this growth. In addition to our three main channels: “FDM (Food, Drug, Mass Retail),” “Pet Specialty,” and “E-Commerce,” we started focusing in 2017 on selling to customers in the “Value” channel. Sales grew in the E-Commerce (+59%) and Value (+20%) channels but were offset by decreases in the more traditional brick and mortar channels of FDM (-8.2%) and Pet Specialty (-3.7%). Also as opportunities presented themselves, we occasionally sold our slow moving and excess products into “closeout” channels. In the fourth quarter, FDM retailers curtailed product stocking for the holiday season which limited our normal fourth quarter holiday lift and negatively impacted this channel. We have two brands of product. Pet Zone® brand products are sold to the FDM and Value channels. The OurPets® brand products are sold to the Pet Specialty channel. Both brands are sold to the E-Commerce channel.

In 2017, Toys/Accessories accounted for about 51% of our net sales, Bowls/Feeders comprised 37% of our net sales followed by Edibles/Consumables at about 5% of sales and Waste & Odor at 4% of sales. The remaining 3% of our products are sold in other categories such as Housing and Health/Wellness.

Toys/Accessories sales decreased about $339,000 (-2%) from 2016 to 2017. This decrease was mainly due to decreased volume from several of our major customers in the FDM and Pet Specialty channels. Despite the overall decrease in toy revenues, sales of Electronic toys more than doubled to about $1,614,000. Interactive toys increased 25% to about $1,525,000 and scratchers increased about 11% to $1,461,000.

The Bowls/Feeders category increased by approximately $1,237,000, or 13%, from 2016 to 2017. Of this increase 64% came from greater sales of our raised feeders, specifically the sale of our Designer Diner through the E-Commerce channel. Partly offsetting this sales growth in raised feeders sold through E-Commerce were declines in raised feeder sales in the Pet Specialty and FDM channels. The balance of the bowl/feeder sales growth came from increased sales of stainless steel bowls, driven by the Pet Specialty channel. We also had significant close out sales in the bowls/feeders category.

Sales of Edibles/Consumables decreased by approximately $140,000 or 8% from 2016 to 2017. About 74% of the decrease was due to a decline in sales of catnip products to Pet Specialty, FDM and Value customers and about 17% of the decline came from decreased sales of tuna treat products to customers in the Pet Specialty and E-Commerce channels.

The Waste/Odor category grew by 8% from 2016 to 2017 to about $1,278,000 with most of the growth coming from sales of our new Switchgrass BioChar Natural cat litter, litter box accessories and disposable litter boxes. We also had an 81% increase in sales over the prior year of our Intelligent Pet Care (IPC) Bluetooth® cat litter boxes. We continue to expect this category to generate greater sales moving forward as we invest further in the launching of these subcategories.

In terms of dog and cat products, cat products continued to be the largest proportion of our sales with 59% of total sales (62% in 2016) while dog products comprised 39% (36% in 2016). Miscellaneous items comprised the remaining 2%. Cat products declined by about 2% from last year due to decreased toy sales. Dog products sales increased by about 12% over last year due mostly to increases in bowl/feeder sales.

Our net sales to international customers generated about $2,784,000 in revenue or about 10% of total sales for the year. International sales increased by approximately $366,000, or 15%, compared to a year ago when they comprised approximately 9% of our sales. Most of our international sales continue to come from Canada (58% of total international sales). Canadian sales were up by approximately $186,000 in 2017, or 13%, from a year ago primarily from increased purchases by Grocery, Drug and Mass retail customers who participated in a direct China FOB program. Sales to customers in the United Kingdom were down by approximately $129,000, or 21%, from a year ago, mainly due to decreased sales of toys/accessories to one of UK’s larger Pet Specialty retailers. 2017 sales to our new distributor in China were about $197,000. Sales to our existing distributor in Japan increased about $155,000 over 2016 sales, all coming from toys/accessories. Sales to our new European distributor in 2017 were about $54,000. Excluding the United States, we sold products in 14 countries in both 2017 and 2016.

Sales to new customers not previously sold to were about $1,023,000 (4% of 2017 total net revenues) of which one-third were International. Sales to all customers for new products in 2017 that were not sold in 2016 were approximately $2,236,000, or about 8% of our total sales. Most of these new product sales came from our cat toys including several from our Snagable scratcher line including the PetZone Snagable® Cat/Fish; Door & Floor Scratcher and the PetZone Cat Scratcher Post. New Electronic Action cat toys such as the OurPet’s Bird in a Cage®, the OurPet’s Mouse-in-a Pouch®, and the PetZone Teaser Teepee Electronic Spin Toy generated about one-fourth of our new product sales. The balance of new product sales was from a variety of toys/accessories with some new bowl/feeder sales as well as new waste & odor products.

Our “cost of goods sold” increased by approximately $1,034,000 (5.6%) from $18.32 million in 2016 to $19.35 million in 2017 due to the combination of increased sales and increased operating costs. Our costs increased by approximately 0.8% of net sales from a year ago. The main areas of increased expense were: increased material costs from our suppliers of an additional 0.4% of net sales, increased freight-out expenses of an additional 1.1% of net sales for shipping product to our customers, and increased costs for outside warehouse space of approximately $44,000 to store our inventory. The increased freight out expenses resulted from two main factors: (1) customer mix of which customers we pay for freight vs. provide for a freight allowance program and (2) general freight increases in the marketplace. We were able to offset some of these increased costs by negotiating favorable purchase discounts based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi. Further we decreased operating expenses in several areas. Repair and maintenance expenses decreased by about $17,000, and depreciation related to operating fixed assets provided another approximately $19,000 in savings. In 2018, we are focusing on improving cost control, especially in the areas of freight and material sourcing.

Our variable and fixed warehouse and overhead costs increased in total by approximately $74,000, or 2.6%, from 2016 due mostly to increased warehousing and payroll expenses.

The increased sales offset with the increased costs resulted in only a small increase in gross profit dollars of 1.7%, or $148,066, from 2016 to 2017. Gross profit margin decreased slightly by 0.8% to 31.5% in 2017 from 32.3% in 2016.

Selling, general and administrative expenses in 2017 were $6.67 million (an increase of 9.9% or $599,397) from $6.07 million in 2016. The increase was the net result of: (1) an increase in selling expenses of approximately $268,000 from increased expenditures for customer incentives; (2) an increase in promotional costs of approximately $153,000; (3) an increase in expenses for investor relations of approximately $63,000; (4) an increase in consulting expenses of approximately $58,000; (5) an increase in fees of approximately $54,000 related to the establishment of the subsidiary to self-insure against business losses; (6) an increase in IT (Information Technology) expenses of approximately $46,000; (7) an increase in salaries, payroll taxes, and benefits of approximately $26,000; (8) an increase in product development expenses of approximately $14,000; (9) a decrease in depreciation expenses of approximately $27,000; (10) a decrease in the amount accrued for bad debt expense of approximately $49,000; and (11) a net decrease of $7,000 in all other selling, general and administrative expenses.

Our “income from operations” decreased by approximately $451,000 from $2,683,454 in 2016 to $2,232,123 in 2017. This decrease was the result of the gross profit on sales increasing by $148,066 offset by the S,G&A expenses increasing by $599,397.

Other income for 2017 was $20,647, compared to other income of $101,786 in 2016. The $21,000 earned in 2017 was the net result of: $70,000 of royalty expense, $8,000 of unrealized loss on investments, a $5,000 loss on the exchange rate related to payments received from one UK customer, $64,000 of royalty income, $37,000 of investment income, and $3,000 of income related to miscellaneous items. Of the approximate $102,000 earned in 2016, $20,000 was derived from customer payments for tooling/molds needed in the joint development of new toy products. The remaining approximately $82,000 of other income in 2016 was mostly from royalty income resulting from favorable patent litigation settlements.

Interest expense for 2017 of $110,147 was relatively flat compared to $109,591 in 2016. Additional interest was incurred of approximately $4,100 for a capital lease and about $3,600 for the new $1,000,000 term loan borrowed in the fourth quarter. These increases were offset by less interest owed of approximately $5,700 related to the pay down of the balances owed on existing debt. In addition, interest on the line of credit decreased by about $1,400 over last year as we decreased our average line of credit balance by approximately $495,000. An increase in the 30 day LIBOR rate of about 0.6% prevented the reduction in the line of credit from further decreasing interest expense.

Income tax expense in 2017 decreased to $393,870 from $531,056 in 2016. The $137,186 decrease was due to (1) a decrease in the estimate for federal income tax expense due of approximately $69,000, (2) a decrease in the estimate of local income tax expense due of approximately $2,000, and (3) a decrease in the amount added to the deferred tax account of approximately $66,000. In 2016 we formed an insurance company and a domestic international sales corporation (DISC) as wholly owned subsidiary entities. Transactions with these entities lowered our taxable income by approximately $1,165,000. The decrease in the amount added to the deferred tax account was a result of decreasing the amount of fixed assets that qualified as Section 179 property.

Net income decreased by $395,840, from $2,144,593 in 2016 to $1,748,753 in 2017. This decrease was as a result of the following changes from 2016 to 2017:

Net revenue increase of 4.4%	$1,181,907
Cost of goods sold increase of 5.6%	(1,033,841)
Gross profit increase of 1.7%	148,066
Selling, general, and administrative expenses increase of 9.9%	(599,397)
Other expense/income decrease	(81,139)
Interest expense increase of 0.5%	(556)
Income tax expense decrease	137,186
Decrease in profitability	$(395,840)

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of OurPet’s Company as of December 31, 2017 and 2016, and for the years then ended, together with the Report of Independent Registered Public Accounting Firm are included in this Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our President and Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2017.

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

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information provided under the headings “Board of Directors,” and “Executive Officers,” contained in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on June 6, 2018 (the “Proxy Statement for the 2018 Annual Meeting”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation and Other Information” and “Board of Directors—Director Compensation” contained in our Proxy Statement for the 2018 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference from the information provided under the headings “Executive Compensation and Other Information—Equity Compensation Plan Information” and “Principal Shareholders” of our Proxy Statement for the 2018 Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” and “Board of Directors—Director Independence” of our Proxy Statement for the 2018 Annual Meeting.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Principal Auditing Firm Fees” contained in our Proxy Statement for the 2018 Annual Meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from Item 8 in Part II of this Form 10-K (see pages 30-54).

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

(b) Exhibits

2.1	Asset Purchase Agreement dated January 3, 2006, between the Company and Pet Zone Products Ltd.(5)

3.1	Articles of Incorporation of the Company, dated May 23, 1996.(1)

3.1.1	Articles of Amendment to the Articles of Incorporation of the Company, effective September 1, 1998.(1)

3.1.2	Articles of Amendment to the Articles of Incorporation of the Company, adopted July 20, 1999.(1)

3.1.3	Articles of Amendment to the Articles of Incorporation of the Company effective January 21, 2010.(16)

3.2	Bylaws of the Company.(1)

4.1	Common Stock Certificate.(1)

4.2	Preferred Stock Certificate.(1)

4.3	Promissory Note dated September 1, 1999 for $200,000, made by the Company to Joseph T. Aveni.(1)

4.4	Registration Rights Agreement dated January 3, 2006 among the Company, Pet Zone Products Ltd. and certain other stockholders.(5)

4.5	Voting Agreement dated January 3, 2006 among the Company, Steven Tsengas, Evangelia S. Tsengas, Konstantine S. Tsengas, Nicholas S. Tsengas, Senk Properties, Joseph T. Aveni, Carl Fazio, Jr., John G. Murchie, Pet Zone Products Ltd., Capital One Partners, LLC, LJR Limited Partnership, Nottingham Ventures, Ltd. and Spirk Ventures, Ltd.(5)

10.1	Asset Purchase Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and Sanar Manufacturing Company, a wholly-owned subsidiary of OurPet’s Company.(1)

10.2	Lease Agreement dated March 17, 1993, with Addendums, between Senk Properties and GPI Division, Napro, Inc.(1)

10.3	1999 Stock Option Plan.(1)

10.4	Standard Option Agreement.(1)

10.5	Standard Common Stock Purchase Warrant.(1)

10.6	Indemnity Agreement, dated March 31, 2000, between Akon Plastic Enterprises, Inc. and its President, David Herman, individually, and OurPet’s Company and Dr. Steven Tsengas, Evangelia Tsengas, Nicholas Tsengas and Konstantine Tsengas.(1)

10.7	Small Business Administration loan agreement dated March 10, 1995 with Napro, Inc.(1)

10.8	Vendor Agreement between the Company and Wal-Mart Stores, Inc.(1)

10.9	PetsMart 2001 Vendor Purchasing Terms.(1)

10.10	Credit Agreement, Revolving Note and Security Agreements, dated December 31, 2001, between FirstMerit Bank, N.A., the Company, Virtu Company, Dr. Steven Tsengas and Evangelia S. Tsengas.(2)

10.11	Promissory Note dated February 1, 2004 for $75,000, made by the Company to Beachcraft Limited Partnership.(4)

10.12	Warrant issued to Pet Zone Products Ltd. to purchase 2,729,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.13	Warrant issued to Pet Zone Products Ltd. to purchase 125,000 shares of the Company’s Common Stock dated January 4, 2006.(5)

10.14	Subordinated Promissory Note dated January 4, 2006 from the Company to Pet Zone Products Ltd.(5)

10.15	Commercial Security Agreement by and between the Company and FirstMerit Bank, N.A.(6)

10.16	Promissory Note executed by the Company in favor of FirstMerit Bank, N.A.(6)

10.17	Lease Agreement dated March 1, 2007 between Senk Properties and OurPet’s Company.(7)

10.18	Amended Subordinated Promissory Note dated as of October 18, 2006, executed by OurPet’s Company in favor of Pet Zone Products Ltd.(8)

10.19	Cat Litter Device Development Agreement dated January 15, 2007 by and between Nottingham-Spirk Design Associates, Inc. and OurPet’s Company.(9)

10.20	Form of Indemnification Agreement, by and between OurPet’s Company and each of its Directors.(9)

10.21	Amendment to Loan Agreement dated March 23, 2007 between FirstMerit Bank, N.A. and OurPet’s Company.(10)

10.22	Promissory Note dated March 23, 2007 executed by the Company in favor of FirstMerit Bank, N.A.(10)

10.23	Commercial Security Agreement dated March 23, 2007 by and between the Company and FirstMerit Bank, N.A.(10)

10.24	Contribution Agreement dated February 7, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(11)

10.25	Contribution Agreement dated February 7, 2008 among OurPet’s Company, SENK Properties, LLC and Dr. William M. Fraser.(11)

10.26	Form of Promissory Note issued by OurPet’s to each Contributor.(11)

10.27	Form of Warrant issued by OurPet’s to each Contributor.(11)

10.28	Form of Registration Rights Agreement among OurPet’s and the Contributors.(11)

10.29	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Capital One Partners LLC, Nottingham Ventures Ltd., Spirk Ventures Ltd. and LJR Limited Partnership.(12)

10.30	Contribution Agreement dated June 20, 2008 among OurPet’s Company, Senk Properties and Dr. William M. Fraser.(12)

10.31	Form of Promissory Note issued by OurPet’s to each Contributor.(12)

10.32	Form of Warrant issued by OurPet’s to each Contributor.(12)

10.33	Form of Registration Rights Agreement among OurPet’s and the Contributors.(12)

10.34	Fee Agreement dated November 25, 2008 between OurPet’s and Nottingham-Spirk Design Associates, Inc.(13)

10.35	2008 Stock Option Plan(14)

10.36	First Amendment to the 2008 Stock Option Plan(15)

10.38	Business Loan Agreement (Asset Based), dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.38	Amendment to Note, dated September 17, 2009, between OurPet’s Company and FirstMerit Bank, N.A.(17)

10.39	Promissory Note, dated September 17, 2009, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(17)

10.40	Form of Warrant.(17)

10.41	Asset Purchase Agreement among Cosmic Pet Products, Inc., Confusion, Inc., Leon Seidman and OurPet’s Company dated June 28, 2010.(18)

10.42	Commercial Security Agreement, dated July 16, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(19)

10.43	Promissory Note, dated July 16, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(19)

10.44	Amendment to Note executed by OurPet’s Company, and Steven and Evangelia Tsengas as Guarantors, on October 18, 2010.(20)

10.45	Form of Warrant.(20)

10.46	Promissory Note, dated November 30, 2010, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(21)

10.47	Commercial Security Agreement, dated November 30, 2010, between OurPet’s Company and FirstMerit Bank, N.A.(21)

10.48	Promissory Note, dated January 19, 2011, executed by OurPet’s Company in favor of FirstMerit Bank, N.A.(22)

10.49	Commercial Security Agreement, dated January 19, 2011, between OurPet’s Company and FirstMerit Bank, N.A.(22)

10.50	Amended and Restated Promissory Note dated June 28, 2011, executed by OurPet’s Company.(23)

10.51	Business Loan Agreement (Asset Based) dated June 28 2011, executed by OurPet’s Company and FirstMerit Bank, N.A. (23)

10.52	Loan Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.53	Cognovit Promissory Note dated May 19, 2011, executed by OurPet’s in favor of the Director of Development of the State of Ohio.(24)

10.54	Security Agreement dated May 19, 2011, executed by OurPet’s and the Director of Development of the State of Ohio.(24)

10.55	Form of Warrant issued to Steven and Evangelia Tsengas.(24)

10.56	Lease Agreement dated December 30, 2011, between OurPet’s Company and Senk Properties LLC.(25)

10.57	Separation Severance Agreement dated February 13, 2012, between OurPet’s Company and John M. Silvestri.(26)

10.58	Amendment to Loan Agreement dated March 26, 2012, between OurPets Company and FirstMerit Bank, N.A.(27)

10.59	Lease Agreement dated August 10, 2012, between OurPet’s Company and Senk Properties LLC.(28)

10.60	Form of Promissory Note issued by OurPet’s Company on November 8, 2012.(29)

10.61	Form of Warrant issued by OurPet’s Company on November 8, 2012.(29)

10.62	Covenant Waiver issued by FirstMerit Bank to OurPet’s Company on November 5, 2012.(29)

10.63	Business Loan Agreement (Asset Based), dated December 7, 2012, between OurPet’s Company and FirstMerit Bank, N.A.(30)

10.64	Amendment to Note, dated December 7, 2012, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(30)

10.65	Promissory Note, dated December 7, 2012, executed by OurPet’s Company, SMP Company, Incorporated and Virtu Company in favor of FirstMerit Bank, N.A.(30)

10.66	Commercial Security Agreement, dated December 7, 2012, by and among OurPet’s Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.67	Commercial Security Agreement, dated December 7, 2012, by and among SMP Company, Incorporated, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.68	Commercial Security Agreement, dated December 7, 2012, by and among Virtu Company, as Grantor, and FirstMerit Bank, N.A., as Lender.(30)

10.69	Form of Warrant issued by OurPet’s Company on December 7, 2012.(30)

10.70	Employment Agreement dated May 31, 2013 between Scott R. Mendes and OurPet’s Company. (31)

10.71	Employment Agreement dated May 31, 2013, 2013 between Konstantine S. Tsengas and OurPet’s Company. (31)

10.72	Loan Agreement, dated June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.73	Cognovit Promissory Note, dated June 20, 2013, executed by OurPet’s Company in favor of the Board of Lake County Commissioners. (32)

10.74	Security Agreement, dated December June 20, 2013, between OurPet’s Company and the Board of Lake County Commissioners. (32)

10.75	Amendment to Note, dated November 12, 2013, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (33)

10.76	Business Loan Agreement (Asset Based), dated April 16, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A.(34)

10.77	Promissory Note in the principal amount of $5,000,000, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.78	Promissory Note in the principal amount of $277,777.92, dated April 16, 2014, executed by OurPet’s Company, SMP Company, Incorporated, Virtu Company. (34)

10.79	Amended Promissory Note, dated September 4, 2014, between OurPet’s Company, SMP Company, Incorporated, Virtu Company and FirstMerit Bank, N.A. (35)

10.80	Business Loan Agreement (Asset Based), dated May 27, 2015, between OurPet’s Company, Virtu Company, SMP Company, Incorporated, and FirstMerit Bank, N.A.(36)

10.81	Promissory Note in the principal amount of $5,000,000, dated May 27, 2015, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated.(36)

10.82	Promissory Note in the principal amount of $5,000,000 dated December 9, 2016, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated. (37)

10.83	Commercial Security Agreement dated December 9, 2016, executed by OurPet’s Company, Virtu Company, and SMP Company, Incorporated. (37)

10.84	2017 Stock Option Plan(38)
10.85	Loan and Security Agreement dated November 30, 2017, by and among the Huntington National Bank, as lender, and OurPet’s Company, SMP Company, Incorporated, Virtu Company and OurPet’s DISC, Inc., as borrowers(39)

10.86	Amended and Restated Revolving Promissory Note in the original principal amount of $6,000,000 dated November 30, 2017, issued by OurPet’s Company, SMP Company, Incorporated, Virtu Company and OurPet’s DISC, Inc. to the Huntington National Bank(39)

10.87	Promissory Term Note in the original principal amount of $1,000,000 dated November 30, 2017, issued by OurPet’s Company, SMP Company, Incorporated, Virtu Company and OurPet’s DISC, Inc. to the Huntington National Bank(39)

11	Statement of Computation of Net Income Per Share.

14	OurPet’s Code of Ethics.(3)

21	Subsidiaries of the Registrant.(1)

31.1	Certification of the Chief Executive Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 17 CFR Section 240.13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10SB/A filed on May 31, 2001.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2002.

(3)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 26, 2004.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on March 30, 2005.

(5)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 6, 2006.

(6)	Incorporated by reference to the exhibits to the Company’s Form 10QSB filed on August 18, 2006.

(7)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on August 25, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 23, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 19, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report of Form 10-KSB filed on March 28, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 12, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2008.

(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 2, 2008.

(14)	Incorporated by reference to Annex A to the Company’s Proxy Statement filed on May 7, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 27, 2010.

(17)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 23, 2009.

(18)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 22, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 22, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 2, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 24, 2011.

(23)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on July 5, 2011.

(24)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on October 6, 2011.

(25)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on January 5, 2012.

(26)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on February 17, 2012.

(27)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

(28)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.

(29)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.

(30)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 13, 2012.

(31)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 3, 2013.

(32)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on June 25, 2013.

(33)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on November 18, 2013.

(34)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on April 17, 2014.

(35)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on September 8, 2014.

(36)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on May 29, 2015.

(37)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 14, 2016.

(38)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 20, 2017.

(39)	Incorporated by reference to the exhibits to the Company’s Form 8-K filed on December 6, 2017.

All other Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018

OURPET’S COMPANY

By:	/S/ STEVEN TSENGAS
Steven Tsengas
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN TSENGAS	Chairman, Chief Executive Officer and	April 2, 2018
Steven Tsengas	Director (Principal Executive Officer)

/S/ SCOTT R. MENDES	Chief Financial Officer	April 2, 2018
Scott R. Mendes	(Principal Accounting Officer)

/S/ JOSEPH T. AVENI	Director	April 2, 2018
Joseph T. Aveni

/S/ WILLIAM L. LECHTNER	Director	April 2, 2018
William L. Lechtner

/S/ CHARLES C. MACMILLAN	Director	April 2, 2018
Charles C. MacMillan

/S/ JOHN W. SPIRK, JR.	Director	April 2, 2018
John W. Spirk, Jr.

OURPET’S COMPANY AND SUBSIDIARIES

FAIRPORT HARBOR, OHIO

FINANCIAL STATEMENTS

DECEMBER 31, 2017

and

DECEMBER 31, 2016

OURPET’S COMPANY AND SUBSIDIARIES

FINANCIAL STATEMENTS

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OurPet’s Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OurPet’s Company and Subsidiaries (the “Company”), a Colorado corporation, as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ NMS, Inc.

Certified Public Accountants

We have served as the Company’s auditor since 2010.

Mentor, Ohio

March 30, 2018

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$522,170	$127,979
Investments - Trading	993,911	-
Accounts receivable - trade, less allowance for doubtful accounts of $83,682 and $79,182	5,425,513	4,641,798
Inventories net of reserve	7,235,440	7,010,536
Prepaid expenses	1,000,679	885,391
Total current assets	15,177,713	12,665,704

PROPERTY AND EQUIPMENT
Computers and office equipment	1,049,019	1,014,679
Warehouse equipment	740,039	583,174
Leasehold improvements	317,057	309,045
Tooling	5,286,599	4,633,246
Construction in progress	155,410	479,224
Total	7,548,124	7,019,368
Less accumulated depreciation	5,550,938	5,018,462
Net property and equipment	1,997,186	2,000,906

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $608,973 and $547,980	421,078	404,273
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,900	98,524
Total other assets	991,817	1,047,636

Total assets	$18,166,716	$15,714,246

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2017	2016

LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$561,723	$228,941
Accounts payable - trade	792,122	784,900
Other accrued expenses	691,293	713,532
Total current liabilities	2,045,138	1,727,373

LONG-TERM LIABILITIES
Long-term debt - less current portion above	1,172,374	645,203
Revolving Line of Credit	1,777,907	2,083,966
Deferred Income Taxes	325,223	362,753
Total long term liabilities	3,275,504	3,091,922

Total liabilities	5,320,642	4,819,295

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,805,210 and 17,808,569 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively	6,323,896	5,171,512

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively	579,850	579,850

Series 2009 no par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 175,000 shares authorized, 123,616 shares issued, -0- outstanding at December 31, 2017 and 123,616 outstanding at December 31, 2016	-	865,312

PAID-IN CAPITAL	121,283	79,539

ACCUMULATED EARNINGS	5,821,045	4,198,738
Total stockholders' equity	12,846,074	10,894,951

Total liabilities and stockholders' equity	$18,166,716	$15,714,246

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec. 31,
	2017	2016

Net revenue	$28,252,067	$27,070,160

Cost of goods sold	19,351,402	18,317,561

Gross profit on sales	8,900,665	8,752,599

Selling, general and administrative expenses	6,668,542	6,069,145

Income from operations	2,232,123	2,683,454

Other (income) and expense, net	(20,647)	(101,786)

Interest expense	110,147	109,591

Income before income taxes	2,142,623	2,675,649

Income tax expense	393,870	531,056

Net income	$1,748,753	$2,144,593

Basic Earnings Per Common Share After Dividend Requirements For Preferred Stock	$0.09	$0.12

Fully Diluted Earnings Per Common Share After Dividend Requirements For Preferred Stock	$0.08	$0.11

Weighted average number of common shares outstanding used to calculate basic earnings per share	18,846,461	17,688,999

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,931,112	20,134,777

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2015	63,500	$579,850	123,616	$865,312	17,625,739	$5,082,566	$67,518	$2,165,119	$8,760,365

Common Stock issued upon exercise of stock options and warrants	-	-	-	-	119,330	29,891	-	-	29,891
Net income	-	-	-	-	-	-	-	2,144,593	2,144,593
Common Stock issued in payment of Preferred Stock dividend	-	-	-	-	63,500	59,055	-	(59,055)	-
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(51,919)	(51,919)
Stock-Based compensation expense	-	-	-	-	-	-	12,021	-	12,021

Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

Common Stock issued upon exercise of stock options/warrants	-	-	-	-	696,981	188,647	-	-	188,647
Net Income	-	-	-	-	-	-	-	1,748,753	1,748,753
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(28,021)	(28,021)
Common Stock issued in payment of Preferred Stock dividend					63,500	98,425	-	(98,425)	-
Common Stock issued upon conversion	-	-	(123,616)	(865,312)	1,236,160	865,312	-	-	-
Series 2009 Preferred Stock
Stock-Based compensation expense	-	-	-	-	-	-	41,744	-	41,744

Balance at December 31, 2017	63,500	$579,850	-	$-	19,805,210	$6,323,896	$121,283	$5,821,045	$12,846,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,748,753	$2,144,593
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on investments	8,066	-
Loss on Fixed Assets Written Off	9,146	10,855
Depreciation expense	554,119	599,419
Amortization expense	60,993	54,290
Stock option expense	41,744	12,021
(Increase) decrease in assets:
Accounts receivable - trade	(783,715)	(346,988)
Inventories	(224,904)	904,077
Prepaid expenses	(115,288)	(302,715)
Deposits and Other Assets	72,624	(96,849)
Amortizable Intangible Asset Additions	(77,798)	(101,222)
Increase (decrease) in liabilities:
Accounts payable - trade	7,222	(797,949)
Accrued expenses	(22,239)	141,674
Deferred tax liabilities	(37,530)	28,919
Net cash provided by operating activities	1,241,193	2,250,125

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Investments	(965,163)	-
Net Change in Investments	(36,814)	-
Sale of property and equipment	4,000	1,000
Acquisition of property and equipment	(458,245)	(738,920)
Net cash used in investing activities	(1,456,222)	(737,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(245,347)	(278,994)
Principal borrowings of long-term debt	1,000,000	-
Net payment on bank line of credit	(306,059)	(1,183,204)
Issuances of Common Stock	188,647	29,891
Dividends paid on Preferred Stock	(28,021)	(51,919)
Net cash provided by (used in) financing activities	609,220	(1,484,226)
Net increase in cash	394,191	27,979

CASH AT BEGINNING OF PERIOD	127,979	100,000
CASH AT END OF PERIOD	$522,170	$127,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$111,911	$105,014
Income taxes paid	$423,903	$580,590

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$459,681	$61,064
Common Stock issued in payment of Preferred Stock Dividend	$98,425	$59,055
Equipment obtained through capital lease	$105,300	$-
Conversion of Preferred to Common Shares	$865,312	$-

The accompanying notes are an integral part of the consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Nature of Operations – OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation founded in 1996 that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone® brands. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the pet specialty, mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP to self-insure against certain business losses. Also in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to DISC for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

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

Fair Value of Financial Instruments – ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates, and yield curves.

•	Level 3—Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets as well as accounts payable, accrued expenses, short term borrowings and other liabilities approximate their fair values, due to their short-term nature. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of debt.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Marketable securities measured at fair value on a recurring basis as of December 31, 2017 and 2016 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2017
Cash, Bank Deposits, and Money Market funds included in cash and cash equivalents	$84,239	$84,239	$—	$—
Marketable securities:
Mutual funds	993,911	993,911	—	—
Total marketable securities	$993,911	$993,911	$—	$—
Total	$1,078,150	$1,078,150	$—	$—
December 31, 2016
Cash, Bank Deposits, and Money Market funds included in cash and cash equivalents	$—	$—	$—	$—
Marketable securities:
Mutual funds	—	—	—	—
Total marketable securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

The amounts shown above are held by the insurance company (Series OP) and are designated for its use. The Company measures the fair value of Cash, Bank Deposits, Money Market funds and Mutual funds, based on quoted prices in active markets for identical securities.

Cash Equivalents – For purposes of the financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less when purchased.

Short-term Investments – The Company’s short-term investments comprise of mutual funds. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as trading securities as the Company’s intention is to sell them in the short term for a profit. As a result, the Company classifies its short-term investments within current assets in the consolidated balance sheets.

Trading securities are recorded at fair value each reporting period and unrealized gains and losses on these short-term investments are reported in net income for the period. Unrealized gains and losses, realized gains and losses, dividends and interest income are reported within other (income) expense, net in the consolidated statements of operations. For the year ended December 31, 2017, $7,079 in dividend income and $29,735 in realized gains were earned and were reinvested. At the end of the year, there was an unrealized loss on investments of approximately $8,000.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Cash, cash equivalents, and marketable securities as of December 31, 2017 and 2016 consist of the following:

		Unrealized
	Cost basis	Gain (Losses)	Fair Value

As of December 31, 2017
Cash, Bank deposits, and Money Market funds included in cash and cash equivalents	$84,239	$—	$84,239
Marketable securities:
Mutual funds	1,001,977	(8,066)	993,911
Total marketable securities	$1,001,977	$(8,066)	$993,911
Total	$1,086,216	$(8,066)	$1,078,150
As of December 31, 2016
Cash, Bank deposits, and Money Market funds included in cash and cash equivalents	$—	$—	$—
Marketable securities:
Mutual funds	—	—	—
Total marketable securities	$—	$—	$—
Total	$—	$—	$—

Accounts Receivable – Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established at December 31, 2017 and 2016 in the amount of $83,682 and $79,182, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. In addition, the Company has a credit risk insurance policy that covers most of its international customers. All receivables have been pledged as collateral.

Inventory – Inventories are carried at the lower of cost or estimated net realizable value. Costs for finished goods, components, packaging, and work in process are determined under the first-in, first-out method.

Inventories at December 31, 2017 and December 31, 2016 consist of:

	2017	2016
Finished goods	$6,007,362	$6,108,701
Components, packaging and work in process	1,447,562	1,114,848
Inventory reserve	(219,484)	(213,013)
Total	$7,235,440	$7,010,536

All inventories are pledged as collateral for bank loans.

Changes to the inventory reserve during 2017 and 2016 are shown below:

	2017	2016
Beginning Balance	$213,013	$213,751
Increases to Reserve	237,449	249,490
Write Offs against Reserve	(230,978)	(250,228)
Ending Balance	$219,484	$213,013

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

Computers and office equipment	3 to 7 years
Leasehold improvements	3 to 39 years
Tooling	3 to 7 years
Warehouse equipment	3 to 7 years

Total depreciation expenses for the years ended December 31, 2017 and December 31, 2016 were $554,119 and $599,419, respectively. All property and equipment are pledged as collateral for bank loans.

Intangible Assets – The Company adopted the provisions of ASC Topic 350 “Goodwill and Other Intangible Assets” which states that intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment annually. For the years ended December 31, 2017 and December 31, 2016, there were no impairments of intangible assets.

The Company has filed for patents and trademarks for its proprietary products. The costs incurred of $70,614 for the year ended December 31, 2017 and $82,772 for the year ended December 31, 2016 have been capitalized and are being amortized over 15 years on a straight-line basis. In 2017, costs were also incurred for the development of our website in the amount of $6,200 and for a Bluetooth license in the amount of $984. These costs were added to the costs incurred in previous years and for the website are being amortized between 3 and 5 years on a straight line basis and for the Bluetooth license are being amortized over 5 years on a straight line basis.

Self-Insurance – In 2016, the Company formed Series OP and joined a group insurance program to insure against certain business losses. The Company pays annual insurance premiums of $1,069,432 to Series OP. Series OP is consolidated with the Company due to common control. It insures for certain losses, such as losses of key employee or contract and reputational risk, among others. The expected cost for claims incurred as of the balance sheet date is not discounted. The expected cost of claims is estimated based upon analysis of historical data and actuarial estimates.

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

The aggregate limit of liability per line of coverage is $1,000,000 and the program aggregate limit of liability is $2,000,000. Risk pool distribution is 49% related risk and 51% unrelated risk. The Company is responsible for 49% of its own claims and the risk pool is responsible for the remaining 51% of claims. In December 2017, the insurance policy was renewed through December 30, 2018.

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

For the year ended December 31, 2017, 32.1% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $6,218,810 (22.0%) and $2,862,669 (10.1%).

For the year ended December 31, 2016, 26.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $7,095,139.

Research and Development Costs – Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2017 and December 31, 2016 were $236,591 and $223,025, respectively.

Advertising Costs – Advertising costs are charged to operations when the advertising first takes place. Advertising expenses for the years ended December 31, 2017 and December 31, 2016 were $77,925 and $127,326, respectively.

Shipping and Handling Costs – Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Stock Options – Accounting Standards require the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company is applying the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the pro-forma disclosures. The amount of compensation expense recognized in 2017 and 2016 as a result of stock options was $41,744 and $12,021, respectively.

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

As of December 31, 2017, common shares that are or could be potentially dilutive include 451,333 stock options at exercise prices from $0.60 to $1.86 per share, 143,052 warrants to purchase Common Stock at exercise prices from $0.540 to $0.589 per share, and 635,000 shares underlying Preferred Stock at a conversion rate of $1.00 per share.

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2017 and 2016, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.

The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2014 and forward. The Company’s major taxing jurisdiction is the United States as well as various state and local jurisdictions. The Internal Revenue Service is not currently examining any of the Company’s U.S. income tax returns for which the statute has yet to expire.

Product Warranties – The Company warrants certain of its higher priced products against material defects for a specific period of time, generally one to two years. The Company provides for the estimated future costs of warranty obligations in costs of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of the sale of the total costs that the Company expects to incur to repair and/or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on current information on repair/replacement costs. The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return. At the end of both 2017 and 2016, the reserve had a balance of approximately $30,000.

Prepaid Expenses – As of December 31, 2017, prepaid expenses consisted primarily of prepayments for general consulting, slotting fees, prepaid commissions, marketing expenses for shows, prepayments for IT (Information Technology) subscription related services, royalties, and income taxes. As of December 31, 2016, prepaid expenses consisted primarily of marketing expenses for shows, prepayments for IT (Information Technology) subscription related services, royalties, and income taxes.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the new revenue recognition standard that it issued jointly with the FASB in 2014 – “Revenue from Contracts with Customers (Topic 606).” The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company will adopt the new revenue standard effective January 1, 2018 using the modified retrospective method.  The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. While, the Company is currently evaluating the impact of adopting this new standard, the Company expects the adoption of ASU 2016-02 may have a material impact on its consolidated financial statements related to the recognition of new ROU assets and lease liabilities for its facility operating leases on its consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2017, which has been delayed from the original effective date of December 15, 2016. Early adoption is permitted as of the original effective date. The Company will adopt the new revenue standard effective January 1, 2018 using the modified retrospective method.  The Company does not believe the guidance will have a material impact on its consolidated financial statements. Substantially all of the Company’s revenue consists of product sales, therefore the Company does not anticipate a material change to result from the adoption of the new standard as revenue recognition will continue to be at a point in time.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long Term Debt –

	Dec. 31- 2017	Dec. 31- 2016

Revolving note payable - Bank, under line of credit facility of up to $6,000,000 with interest at a variable rate using a grid structure based on the Company’s leverage ratio (funded senior debt to EBITDA) and the 30 day London Interbank Offered Rate (LIBOR). The note is secured by accounts receivable, equipment, inventory, trademarks, and patents.	$1,777,907	$2,083,966

Note payable - Bank, loan of $1,000,000 incurred in November 2017 with interest at a variable rate using a grid structure based on the Company’s leverage ratio (funded senior debt to EBITDA) and the 30 day London Interbank Offered Rate (LIBOR). It has a three year term, maturing on 12-1-2020, with monthly payments of $27,778 in principal plus accrued interest. The note is secured by a cross-collateralized, first position lien on all business assets currently securing the existing revolving line of credit.	1,000,000	0

Note payable - Bank, loan of $1,000,000 incurred in August 2015 with interest at 30 day LIBOR plus 3.0%. It has a five year term, maturing on 9-1-2020, with monthly payments of $16,667 in principal plus accrued interest. The note is secured by a cross-collateralized, first position lien on all business assets currently securing the existing revolving line of credit.	550,000	750,000

Capitalized Lease through Connext Financial used to purchase equipment from Veritiv Corporation. The lease term began in April 2017 and is for a period of 60 months with monthly payments of $2,008 including interest of 5.4%. The lease is secured by the automatic packaging machine which was financed by this lease.	91,267	0

Note Payable - Molor Products - The note is part of a purchase agreement signed in April 2015 and maturing in June 2020. It is to be paid down based on a 3% royalty of product sales over the next five years with payments made on a quarterly basis. Loan is secured by the assets acquired.	78,881	81,253

Note Payable- Lake County Economic Development Loan Program – due in 60 monthly principal and interest installments of $2,359 including interest at a fixed rate of 5% beginning July 2013 and maturing June 2018. Loan is secured by IT equipment and tooling.	13,949	40,826

Capitalized Lease – due May 2017 in 48 monthly payments of $527 including interest of 9.9%. Lease was secured by the truck which was financed by this lease.	0	2,065

Total Notes Payable and Long Term Debt	3,512,004	2,958,110
Less Current Portion of Long-Term Debt	(561,723)	(228,941)
Long-term debt	$2,950,281	$2,729,169

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,	Amount
2018	561,723
2019	559,229
2020	2,361,992
2021	23,108
Thereafter	5,952
$3,512,004

The loan agreement with Huntington requires the Company to maintain compliance with a number of covenants, including maintaining a minimum fixed charge coverage ratio of 1.15:1 measured on a trailing 12 month basis, and a leverage ratio (funded senior debt to EBITDA) with a maximum of 2.75:1 through the quarter ending June 30, 2018, then reducing to a maximum of 2.5:1. The loan agreement eliminates the tangible net worth requirements and any restrictions on capital expenditures previously imposed by the Company’s loan documents.

At December 31, 2017, the Company was in compliance with all bank financial covenants. Our fixed charge coverage ratio calculated at 2.11 versus the required 1.15:1.00. Our leverage ratio (funded senior debt to EBITDA) calculated at 1.95 versus the required 2.75.

At December 31, 2016, the Company was in compliance with all bank financial covenants. Our debt service coverage ratio calculated at 2.67 versus the required 1.15:1.00 and our tangible net worth calculated at $9,945,849 versus the required $6,000,000.

Intangible Assets –	As of December 31, 2017		As of December 31, 2016
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
Patents and trademarks	$891,440	$498,472	$820,826	$460,235
Website Development Costs	$94,250	$73,534	$88,050	$59,585
Brands and Logos	$35,377	$34,569	$35,377	$27,493
Bluetooth License	$8,984	$2,398	$8,000	$667
Unamortized intangible assets:
Domain names	$16,328	N/A	$16,328	N/A
Cosmic Pet assets	$461,000	N/A	$461,000	N/A
Goodwill-PetZone	$67,511	N/A	$67,511	N/A

Amortization expense for year ended 12/31	$60,993		$54,290

Estimated amortization expense:
For year ending 12/31/18	$59,043
For year ending 12/31/19	$61,248
For year ending 12/31/20	$67,188
For year ending 12/31/21	$72,952
For year ending 12/31/22	$79,061

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

The Company first entered into a ten year lease with Senk Properties upon completion of the 36,000 square foot warehouse expansion on June 1, 2007. On August 10, 2012, the Company executed a new ten and one half year lease that reduced monthly payments effective September 1, 2012. The new lease’s payment schedule was set at $27,250 per month for the first two years, $29,013 per month for the next two years, $30,827 for the next three years, $32,587 for the next two years and lastly, $34,347 for the final eighteen months, all plus real estate taxes and insurance. The Company has the option to extend the lease for an additional ten years at a rental amount to be mutually agreed upon.

On December 30, 2011 the Company entered into a second lease with Senk Properties, LLC for a 26,000 square foot production, warehouse and office facility in Mentor, Ohio with payments due on the first day of each month starting on January 1, 2012. The monthly rental rate was set at $8,542 for the first two years, $9,083 for the next two years, $9,732 for the next two years, $10,056 for the next year, $10,597 for the next two years and $10,813 for the last year, all plus real estate taxes. The Company has the option to extend the lease for an additional ten years at a rent amount to be mutually agreed upon. The monthly rental rate in 2017 was $9,732.

Total lease expenses for the year ended December 31, 2017 and the year ended December 31, 2016 were $816,135 and $770,147, respectively. Related party lease expenses for the same periods were $555,599 in 2017 and $553,978 in 2016.

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

The Company has been invoiced $781,061 by NSDA of which $495,895 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s Common Stock and the remaining balance of $235,166 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of December 31, 2017, the fee accrued to date was $2,232.

On November 8, 2012, the Company received $350,000 in funds and issued $350,000 of subordinated notes to four parties, two of which were affiliated with OurPet’s. Senk Properties, LLC loaned $50,000 and Pet Zone Products, Ltd. loaned $100,000 of the $350,000. The notes had a three year term, accrued interest at a variable rate of prime plus three percent, and were payable with accrued interest on November 8, 2015. The notes were paid off early in August of 2015 using part of the proceeds from the new term loan borrowed from First Merit Bank. In connection with the notes, the Company also issued 350,000 warrants to the loan participants at a ratio of one warrant for each one dollar of funds loaned. The warrants vested immediately, had an exercise price of $.50 per share when issued, and had a five year term expiring on November 8, 2017. In 2016, 50,000 of the original warrants were exercised by a non-related party. The remaining warrants were adjusted to 304,489 warrants exercisable at $.4926 per share in accordance with the warrants anti-dilution provisions and were exercised in 2017.

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

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk –

Bank balances as of December 31, 2017, consist of $606,742 in depository institutions. FDIC insurance covers this amount as it provides $250,000 at each institution per tax id number.

In addition, at December 31, 2017, the Company had investments totaling $993,911 in brokerage accounts. Balances are insured up to $500,000 by the Securities Investor Protection Corporation.

At December 31, 2017, 66% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $1,310,549, $1,007,722, $803,949, $252,163, and $149,823 which represents 24.6%, 18.9%, 15.1%, 4.7%, and 2.8% of total accounts receivable, respectively.

At December 31, 2016, 61% of the Company’s accounts receivable was due from five major customers. Amounts due from each of these customers were $1,560,898, $651,426, $416,565, $160,013, and $123,933 which represents 33.4%, 14.0%, 8.9%, 3.4%, and 2.7% of total accounts receivable, respectively.

Capital Stock –

From July through November 1999, the Company sold through a private placement 100,000 shares of no par value non-voting convertible preferred stock. Each share of the preferred stock is convertible into ten shares of common stock at a conversion rate of $1.00 per share. Through December 31, 2017, 36,500 shares have been converted from preferred stock to common stock. The Company may redeem the preferred stock at $10 per share or convert each share of Preferred Stock into ten shares of Common Stock, at the option of the shareholder, at such time as the common stock is trading on a public exchange at a closing price of $4.00 or above for a period of ten consecutive business days. The holders of the preferred stock are entitled to a 10% dividend paid annually in common stock beginning twelve months from the final close of the private placement. Under certain conditions, each preferred shareholder may elect to receive a cash dividend in lieu of the common stock dividend. In the event of liquidation, the holders of the preferred stock would receive liquidation preferences over the holders of common stock.

On January 28, 2010 and February 1, 2010, the Company sold an aggregate of 123,616 shares of its Series 2009 preferred stock in a private placement to a total of 15 accredited investors. All shares in the private placement were sold at a price of $7.00 a share for a total of $865,312. Payment for the shares comprised of $595,000 in cash and $270,312 in converted debt (including accrued interest). On June 15, 2017, the Company exercised its right to convert the 123,616 shares of Series 2009 Preferred Stock into 1,236,160 shares of common stock. The Company had the limited right to convert the shares into common stock at any time after the trading price of its common stock reached $1.50 per share for twenty consecutive days. The preferred stock provided a 6% or $0.42 per share cash dividend payable on December 1st of each year. In accordance with this dividend provision, on June 15, 2017, the Company paid out $28,021 in cash dividends for the partial period up to conversion.

The shares sold were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. The Company did not utilize an underwriter or placement agent in connection with the private placements.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants –

At December 31, 2017, the Company had the following Common Stock purchase warrants outstanding, all of which were exercisable:

	Number of Shares	Exercise Price	Expiration Date

2013 Director for guarantee	127,724	0.5402	October 10, 2018
2013 Payment for services	15,328	0.5893	October 18, 2018
Total	143,052

The exercise price and number of warrant shares are subject to adjustment in the event of a Common Stock dividend or distribution, a stock split or reverse stock split, or reorganization of the Company. The financial statements reflect the adjustments for the Common Stock issued in payment of the Preferred Stock dividends.

Stock Option Plans –

On December 4, 1999, the Board of Directors approved the 1999 Stock Option Plan, which was approved by the shareholders on August 5, 2000. On May 2, 2008, the Board of Directors approved the 2008 Stock Option Plan, which was approved by the shareholders on May 30, 2008. The 2008 Plan superseded the 1999 Plan. On April 14, 2017, the Board approved the 2017 Plan, which was subsequently approved by the shareholders on June 5, 2017. The 2017 Plan supersedes the 2008 Stock Option Plan, as amended. No further options will be granted under the 1999 or 2008 Plans. The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan and are administered by our Compensation Committee.

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

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2016	584,360	$.66
Granted	114,500	.91
Exercised	150,026	.56
Forfeited	36,667	.96
Expired	15,000	.70
Outstanding at December 31, 2016	497,167	.63
Granted	135,000	1.43
Exercised	109,000	.49
Forfeited	64,834	.79
Expired	7,000	.44
Outstanding at December 31, 2017	451,333	$1.00

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes options outstanding at December 31, 2017:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range	Outstanding	Price	Contractual Life	Exercisable	Price
$0.60-$0.85	172,500	$0.67	1.6 Years	110,480	$0.62
$0.86-$1.12	155,333	$1.00	2.3 Years	53,823	$1.05
$1.13-1.86	123,500	$1.46	4.6 Years	0	N/A

There were 164,303 and 319,957 options exercisable at December 31, 2017 and December 31, 2016, respectively. The weighted average exercise price of options granted in 2017 and 2016 was $1.43 and $0.91, respectively. The weighted average exercise price of options exercised in 2017 and 2016 was $0.49 and $0.56, respectively.

401-K Plan –

The Company sponsors a defined contribution 401-K plan whereby it matches up to 1% (25% of the employees’ contribution up to 4%). Company matching contributions to the plan for 2017 and 2016 were $18,858 and $18,331, respectively.

Operating Leases –

Minimum future lease payments under operating leases as of December 31, 2017 are as follows:

2018	$577,257
2019	592,244
2020	607,807
2021	617,790
2022	473,577
Thereafter	491,299
Total minimum lease payments	$3,359,974

Total rent expenses including real estate taxes for the Company for the years ended December 31, 2017 and December 31, 2016 were $816,135 and $770,147, respectively.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases –

Total amount under capital lease was $105,425 and $24,974 for the years ended December 31, 2017 and December 31, 2016, respectively. Accumulated depreciation amounts for capital lease assets were $22,591 for the year ended December 31, 2017 and $17,482 for the year ended December 31, 2016.

Minimum future lease payments under capital leases as of December 31, 2017 are as follows:

2018	$19,622
2019	20,715
2020	21,870
2021	23,108
2022	5,952
Total minimum lease payments	$91,267

Income Taxes –

At December 31, 2017, the Company did not have any unrecognized tax benefits. The year subject to potential audit varies depending on the tax jurisdiction. Generally, the Company’s statutes are open for tax years ended December 31, 2014 and forward. The Company’s major taxing jurisdictions include the United States, Ohio, California, New York, and other state and local jurisdictions.

For the year ended December 31, 2017 there was a provision for income tax expense of $393,870 which came from i) a decrease of approximately $38,000 in deferred tax liabilities, ii) approximately $430,000 of federal and local income tax expense payable, and iii) approximately $2,000 in state franchise taxes.

For the year ended December 31, 2016 there was a provision for income tax expense of $531,056 which came from i) an increase of approximately $29,000 in deferred tax liabilities, ii) approximately $501,000 of federal and local income tax expense payable, and iii) approximately $1,000 in state franchise taxes.

Following is a reconciliation of the expected income tax expense to the amount based on the U.S. statutory rate of 34% for the years ended December 31, 2017 and December 31, 2016.

	2017	2016
Income tax expense based on US statutory rate	$728,492	$909,721
State/Local income tax, net of federal tax benefit	15,465	19,371
Nondeductible items	19,868	9,757
Deduction for amortization of intangible asset	(4,995)	(4,995)
Deductible items	(403,061)	(402,066)
Other	38,101	(732)
Provision for Income Taxes	$393,870	$531,056

The line item, “Deductible items” includes the tax effect from being able to deduct the upcoming premium payment for the policy year beginning in 2017 as well as the tax effect of the commission to the DISC.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred liability are as follows:

	2017	2016
Section 179 Properties	$296,428	$334,024
Deductible Items	28,795	28,729
Total	$325,223	$362,753

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. Although the rate reduction is known, the impact of the change is based on estimates of our net U.S. deferred tax liabilities as of December 31, 2017. Additionally, potential further guidance may be forthcoming from the Financial Accounting Standards Board and the Securities and Exchange Commission, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.

The Tax Act contains a number of additional provisions which may impact the Company in future years. However, since the Tax Act was recently finalized and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company has not yet elected any changes to accounting policies and the Company’s analysis is ongoing. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Act was enacted.

The Company expects its deferred tax liability to be reduced by approximately $130,000 in 2018 due to revaluing the tax impact of Section 179 Properties at the revised federal corporate tax rate of 21%.

Product Warranties –

In 2013, we established a reserve to fund warranty related expenses for certain higher priced products. Warranty protection for these products is for one to two years from the date of purchase.

Changes to the reserve during 2017 are as follows:

Beginning Balance	$30,000
Accruals for warranties	81,731
Payments made	(81,731)
Ending Balance	$30,000

Litigation –

In the normal course of conducting its business, the Company may become involved in various litigation, including, but not limited to, preference claims by debtors in bankruptcy proceedings and patent infringement. The Company is not a party to any litigation or governmental proceeding which management or legal representatives believe could result in any judgments or fines against the Company that would have a material adverse effect or impact in the Company’s financial position, liquidity or results of operation.

OURPET’S COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Professional Employer Organization –

The Company contracts with a Professional Employer Organization (PEO) which co-employs the company’s employees.  The PEO and the Company share and allocate responsibilities and liabilities.  The PEO assumes much of the responsibility and liability for the business of employment such as risk management, human resources (HR) management, benefits administration, workers compensation, payroll and payroll tax compliance.  The Company retains the responsibility for the hiring, firing and managing its employees and operations.   The purpose of the Company’s contracting with a PEO was to strengthen the Company’s HR functions and provide its employees with a wider range of benefits at more affordable prices.

Reclassification –

Certain prior period amounts have been reclassified to conform to current year presentation. The reclassification has no effect on previously reported net income (loss).

