Form 10-Q
period 2018-03-31
OURPETS CO
filed 2018-05-15
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
March 31, 2018	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of April 20, 2018, the Registrant had outstanding 19,805,210 shares of Common Stock, 63,500 shares of Convertible Preferred Stock, convertible into 635,000 shares of Common Stock, warrants exercisable for 143,052 shares of Common Stock and options exercisable for 450,833 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2018.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$828,666	$522,170
Investments - Trading	970,655	993,911
Accounts receivable - trade, less allowance for doubtful accounts of $83,682	4,381,511	5,425,513
Inventories net of reserve	7,114,402	7,235,440
Prepaid expenses	968,027	1,000,679
Total current assets	14,263,261	15,177,713

PROPERTY AND EQUIPMENT
Computers and office equipment	1,051,994	1,049,019
Warehouse equipment	740,039	740,039
Leasehold improvements	323,551	317,057
Tooling	5,292,659	5,286,599
Construction in progress	160,479	155,410
Total	7,568,722	7,548,124
Less accumulated depreciation	5,696,585	5,550,938
Net property and equipment	1,872,137	1,997,186

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $624,155 and $608,973	409,531	421,078
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,900	25,900
Total other assets	980,270	991,817

Total assets	$17,115,668	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2018	2017
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$560,241	$561,723
Accounts payable - trade	867,771	792,122
Other accrued expenses	422,468	691,293
Total current liabilities	1,850,480	2,045,138

LONG-TERM LIABILITIES
Long-term debt - less current portion above	1,028,258	1,172,374
Revolving Line of Credit	1,073,542	1,777,907
Deferred Income Taxes	183,740	325,223
Total long term liabilities	2,285,540	3,275,504

Total liabilities	4,136,020	5,320,642

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,805,210 shares issued and outstanding at March 31, 2018 and December 31, 2017	6,323,896	6,323,896

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at March 31, 2018 and December 31, 2017	579,850	579,850

PAID-IN CAPITAL	127,283	121,283

ACCUMULATED EARNINGS	5,948,619	5,821,045
Total stockholders' equity	12,979,648	12,846,074

Total liabilities and stockholders' equity	$17,115,668	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net revenue	$6,107,381	$6,536,810

Cost of goods sold	4,457,838	4,412,042

Gross profit on sales	1,649,543	2,124,768

Selling, general and administrative expenses	1,577,533	1,643,880

Income from operations	72,010	480,888

Other (income) and expense, net	28,329	9,952
Interest expense	26,339	21,846

Income before income taxes	17,342	449,090

Income tax expense (benefit)	(110,232)	65,713

Net income	$127,574	$383,377

Basic Earnings Per Common Share After Dividend Requirements For Preferred Stock	$0.01	$0.02

Fully Diluted Earnings Per Common Share After Dividend Requirements for Preferred Stock	$0.01	$0.02

Weighted average number of common shares outstanding used to calculate basic earnings per share	19,805,210	17,808,569

Weighted average number of common and equvalent shares outstanding used to calculate diluted earnings per share	20,020,559	19,698,390

The accompanying notes are an integral part of the condensed consolidated consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018

	Preferred Stock		Common Stock				Total
	Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2017	63,500	$579,850	19,805,210	$6,323,896	$121,283	$5,821,045	$12,846,074

Net Income	-	-	-	-		127,574	127,574
Stock-Based compensation expense	-	-	-	-	6,000	-	6,000

Balance at March 31, 2018 (Unaudited)	63,500	$579,850	19,805,210	$6,323,896	$127,283	$5,948,619	$12,979,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,574	$383,377
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on investments	25,312	-
Loss on Fixed Assets	-	995
Depreciation expense	145,647	124,068
Amortization expense	15,182	14,653
Stock option expense	6,000	6,000
(Increase) decrease in assets:
Accounts receivable - trade	1,044,002	823,956
Inventories	121,038	(1,013,345)
Deposits	-	20,874
Prepaid expenses	32,652	(49,643)
Amortizable Intangible Asset Additions	(3,635)	(19,565)
Increase (decrease) in liabilities:
Accounts payable - trade	75,649	759,404
Accrued expenses	(268,825)	(65,304)
Deferred tax liabilities	(141,483)	18,270
Net cash provided by operating activities	1,179,113	1,003,740

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Investments	(2,056)	-
Sale of property and equipment	-	4,000
Acquisition of property and equipment	(20,598)	(120,750)
Net cash used in investing activities	(22,654)	(116,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(145,598)	(60,757)
Net payment on bank line of credit	(704,365)	(218,474)
Net cash used in financing activities	(849,963)	(279,231)
Net increase in cash	306,496	607,759

CASH AT BEGINNING OF PERIOD	522,170	127,979
CASH AT END OF PERIOD	$828,666	$735,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$27,204	$26,354

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Equipment obtained through capital lease	$-	$105,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation incorporated in 1998 that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone® brands. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the Pet Specialty, Mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP of NMS Insurance Company (“Series OP”) to self-insure against certain business losses. Also in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to a domestic international sales corporation (DISC) for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

BASIS OF PRESENTATION

OurPet’s follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2018, and March 31, 2017, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its Original Subsidiaries. The December 31, 2017, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2017 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or net realizable value. All inventories are pledged as collateral for bank loans. Inventories at March 31, 2018, and March 31, 2017, consisted of:

	2018	2017
Finished Goods	$5,928,923	$6,963,404
Components, packaging and work in process	1,399,320	1,271,459
Inventory Reserve	(213,841)	(210,982)
Total	$7,114,402	$8,023,881

During the three months ended March 31, 2018, the Company recorded additional inventory reserve charges of $29,268. Changes to the inventory reserve during 2018 and 2017 are shown below:

	2018	2017
Beginning Balance	$219,484	$213,013
Increases to reserve	29,268	21,213
Write offs against reserve	(34,911)	(23,244)
Ending Balance	$213,841	$210,982

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the first quarter of 2018.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on March 31, 2018, and December 31, 2017, in the amount of $83,682. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

INVESTMENTS

Investment securities, which consist of equity securities, are stated at fair value. The fair value is determined by quoted market prices and considered to be level one of the fair value hierarchy. The Company has classified and accounted for its short-term investments as trading securities as the Company’s intention is to sell them in the short term for a profit. As a result, the Company classifies its short-term investments within current assets in the consolidated balance sheets. Any unrealized holding gain or loss is reported as part of net income. As of March 31, 2018, the unrealized loss was $33,378.

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

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012, and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the first quarter of 2018, we were in the sixth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012, and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the first quarter of 2018, we were in the seventh year of the lease and were paying the monthly rental rate of $10,056. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $121,920 for the three months ended March 31, 2018.

On January 15, 2007, and November 25, 2008, the Company entered into agreements with Nottingham-Spirk Design Associates, Inc. (“NSDA”). One of the principals of NSDA is John W. Spirk, Jr., a member of the Company’s board of directors and a stockholder.  NSDA indirectly owns shares of the Company’s common stock through its ownership in Pet Zone Products, Ltd., a significant stockholder of the Company.  The agreements address the invoicing and payment of NSDA’s fees and expenses related to the development of certain products on behalf of the Company. NSDA is no longer providing services to the Company.

The Company has been invoiced $781,061 by NSDA, of which $498,127 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $232,934 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of March 31, 2018, the fee accrued to date was $2,084.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first quarter of 2018.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good is transferred when (or as) the customer obtains control of that good. Substantially all of the Company’s revenues are recorded at a point in time from the sale of tangible products.

ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time an order to purchase product is agreed upon regardless of whether or not there is a written contract.

When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

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

For the three months ended March 31, 2018, 36.1% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,538,082 and $663,436, which represents 25.2% and 10.9% of total revenue, respectively.

For the three months ended March 31, 2017, 33.3% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,510,781 and $669,643, which represents 23.1% and 10.2% of total revenue, respectively.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2018 and 2017, the amount of compensation expense recognized as a result of stock options was $6,000.

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

On April 14, 2017, the Board approved the 2017 Plan which was subsequently approved by the shareholders on June 5, 2017. The 2017 Plan superseded the 2008 Stock Option Plan, as amended. No further options will be granted under the 2008 Plan. The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan and is administered by our Compensation Committee.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of March 31, 2018, common shares that are or could be potentially dilutive included: 450,833 stock options at exercise prices from $0.60 to $1.86 a share, 143,052 warrants to purchase common stock at exercise prices from $0.54 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share. As of March 31, 2017, common shares that are or could be potentially dilutive included: 527,167 stock options at exercise prices from $0.41 to $1.21 a share, 827,682 warrants to purchase common stock at exercise prices from $0.41 to $0.59 a share, 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share and 1,236,160 shares underlying a second Series 2009 Preferred Stock at a conversion rate of $0.70 per share.

INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. Therefore, in quarter one of 2018, the Company revalued its deferred tax liabilities at the new revised federal corporate tax rate of 21%, reducing them by about $120,000 in total and provided the same in income tax savings.

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

During the first three months of 2018, the Company also decreased its deferred tax liabilities by another approximately $20,000, primarily for adjustments related to the accelerated deductibility of various Section 179 properties.

The estimated federal income tax expense payable for the three months ended March 31, 2018, was $28,631. The estimated local income tax expense payable for the three months ended March 31, 2018, was $2,620. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

During the first three months of 2017, the Company increased its deferred tax liabilities by approximately $18,000 (from $362,753 to $381,023), primarily for adjustments related to the accelerated deductibility of various Section 179 properties. The estimated federal income tax expense payable for the three months ended March 31, 2017, was $44,808. The estimated local income tax expense payable for the three months ended March 31, 2017, was $2,636. The Company adjusted its income tax accrual accounts accordingly.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at March 31, 2018, or December 31, 2017, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2017, and March 31, 2018. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting standards

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the ASU did not have a significant impact to the designations of operating, investing and financing activities on the company's Condensed Consolidated Statements of Cash Flows.

New accounting standards issued but not yet adopted

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

 In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. While, the Company is currently evaluating the impact of adopting this new standard, the Company expects the adoption of ASU 2016-02 may have a material impact on its consolidated financial statements related to the recognition of new “right of use” assets and lease liabilities for its facility operating leases on its consolidated financial statements.

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

 Packaged Facts, a leading publisher in the United States of market studies on consumer products, recently published its report of the “U.S. Pet Market Outlook, 2018-2019.” It estimates the overall pet products and services market totaled $85.6 billion in 2017, up 4.9% from the prior year. The pet supplies segment (OurPet’s segment) made up 20% of this market in 2017 and grew by 3.2% from the prior year. U.S. retail channel sales of pet products, which includes pet food and pet supplies, were estimated at $50 billion in 2017, up 4% over 2016. Packaged Facts predicts similar growth patterns in the coming years with a compound annual growth rate of 4.2% over the 2017-2022 period (U.S. Pet Market Outlook, 2018-2019).

Within the pet supplies segment, Packaged Facts identifies technology based products as a key differentiator, such as “items embedded with electronics, software, sensors, and other components that enable the objects to connect and exchange data.” It also discusses the shifting retail trend of consumers favoring the E-Commerce channel. It explains, “[P]et product shoppers are migrating online at a rapid pace, spiking Internet sales and putting brick-and-mortar-based retailers on a critical offensive. With its virtual marketplace, e-commerce is also pounding away at the already cracked wall between pet specialty and mass channels and accelerating the trend of mass premiumization” (U.S. Pet Market Outlook, 2018-2019).

As discussed in “Liquidity and Capital Resources” beginning on page 17, we funded our operations principally from the net cash provided from operating activities for both the three-month periods ended March 31, 2018, and March 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 was $1,179,113.

Under credit facilities with our bank, we can borrow up to $6,000,000 based on the level of qualifying accounts receivable and inventories. As of March 31, 2018, we had a balance due of $1,073,542 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

In the following discussion, all references to 2018 are for the three months ended March 31, 2018, and all references to 2017 are for the three months ended March 31, 2017.

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

In 2018, net sales decreased approximately 6.6% to $6.1 million or $429,000 below first quarter 2017 sales of approximately $6.5 million. This sales decline occurred primarily due to declines in the Grocery, Drug and Mass retail channel of approximately 12.5% as well as Pet Specialty channel sales declining about 7.6% compared to the same period a year ago. Offsetting these decreases were increased sales in the E-Commerce channel of approximately 17.4%.

The retail landscape continues to shift from brick and mortar traffic to E-Commerce and Value channels. We continue to maintain a strong presence in the “Grocery, Drug, Mass Retail” and “Pet Specialty” channels as they still comprise 37% and 35% of our total revenues respectively with “E-Commerce” comprising 17%. The Value channel comprised 4% of first quarter 2018 sales as well as close outs comprising another 4% of sales. Miscellaneous sales made up the remaining 3% of our sales in 2018. In 2017, “Grocery, Drug, Mass Retail” customers accounted for 39% of our sales, “Pet Specialty” for 35% of our sales and “E-Commerce” customers accounted for 14% of our sales. The “value” and “closeout” channels, made up 8.5% of our sales in 2017 with miscellaneous sales accounting for the remaining 3.5% of our revenue.

The 17% sales growth in the E-Commerce channel or approximately $155,000, came from a 68% increase in Bowls/Feeders, and 58% increase in Waste/Odor products. Offsetting these two product category increases were a 19% decrease in Toys/Accessories and 25% decrease in Housing. Within the “Grocery, Drug, Mass retail” channel, sales decreased by approximately $318,000 or 13% compared to the same period a year ago. Of this decrease approximately $174,000 came from lower sales of Toys/Accessories and $122,000 of the decrease came from lower sales of Bowls/Feeders. The 8% sales decrease in the “Pet Specialty” channel came mainly from decreased sales of about $100,000 in Edibles/Consumables and about $67,000 in decreased sales of Bowls/Feeders.

The value channel which comprised about 4% of our overall sales in 2018 declined about 25% for the quarter compared to the same period in 2017 mainly due to non- repeating initial stocking orders of Toys/Accessories and Bowls/Feeders sold in 2017. Sales to close-out customers increased by approximately $29,000 over last year to reduce excess and slow-moving inventory. Across all channels, sales to new customers provided approximately $43,000 in additional net revenue during the first quarter of 2018.

Our net sales to international customers generated about $592,000 in revenue or about 9.7% of total sales for the quarter. International sales decreased by approximately $18,000, or 3%, compared to a year ago, with Canadian sales still impacted by the strong U.S. dollar as evidenced by the approximate $96,000 (25%) decrease from the same period a year ago. About 48% of our international sales came from Canada and the 19% from the United Kingdom. Sales to customers in the United Kingdom were up by approximately $9,000 (8.6%) from a year ago. Sales to our customers in the Far East were up by approximately $66,000 from a year ago.

Sales of our toys/accessories were down by approximately $264,000, or 8%, over a year ago. Top electronic toys sold continue to be our Catty Whack® hide and seek action toy with random feather movement and our Fly By Spinner Toy®. Also maintaining significant traction are our Pounce House®/Teaser Teepee and our Bird in a Cage®/Caged Canary®. Sales of our bowls and feeders decreased approximately $28,000, or 1%, from first quarter sales in 2017 as our customers continue to establish their own direct order private label sources for Stainless Steel bowls. Decreases in our Stainless Steel bowl sales of $86,000 were somewhat offset by $49,000 of increased sales in our Raised Feeder category, which grew about 6% over last year’s first quarter. Our Designer Diner ®/Barking Bistro® three height adjustable feeder continued to sell very well in the E-Commerce channel and showed about $173,000 (117%) revenue growth. Sales of our Edible/Consumable product category decreased about 27% over last year’s first quarter with tuna flake and catnip products declining due to Pet Specialty customers discontinuing our products and deciding to source direct. Sales of our waste and odor products increased about 1% over last year’s sales. Across all product categories, our top three products were our large hybrid stainless steel bowls, our Designer Diner 3 height Adjustable Feeder and our Play-n-Squeak Mouse Hunter toy. Our Private Label sales accounted for about 9% of total sales compared to about 11 % of last year’s sales with the decrease mainly due to a decrease in sales of Toys/Accessories and Edibles/Consumables.

Sales of new products in the first quarter of 2018 not sold previously were approximately $89,000 or 1.5% of total sales for the quarter. Most of these sales were from products in the toys and accessories category, featuring our Pet Zone Play-n-Squeak Toucan wand.

Our costs of goods sold as a percentage of net sales increased by about 5.5% over last year from 67.5% of net sales in 2017 to 73.0% in 2018. Several factors contributed to this increase. Last year we had negotiated payment discounts with our suppliers based on exchange rate gains of the U.S. Dollar against the Chinese Yuan Renminbi which provided approximately $134,000 in savings. Due to unfavorable changes in the exchange rate and other unfavorable economic factors, our suppliers discontinued these discounts in 2018. In addition to not receiving these discounts, our base costs increased as well. Material costs increased by about 1.2% of net sales; freight-out costs increased by about 0.7% of net sales; and manufacturing overhead costs increased by about $87,000 or 2.2% of net sales. The largest items of manufacturing overhead which increased were: depreciation of operating fixed assets of about $29,000; salaries and wages of about $24,000; and rent for outside warehouse space of approximately $17,000. Offsetting some of the increased costs were reduced expenditures for inventory adjustments, such as those due to cycle counting, of about $52,000 and reduced accruals for bonus arrangements for 2018 of about $12,000 less compared to 2017. These increased expenses without increased revenues produced a lower absorption rate of operating expenses.

Due to the increased costs, our gross margin percentage decreased to 27.0% from a year ago when it was 32.5%. We expect that costs will continue to increase and have hired a sourcing individual to identify areas of potential cost savings and are focusing on cost reductions as one of our initiatives for 2018.

The reduced sales and increased costs resulted in gross profit margin dollars decreasing from $2,124,768 in 2017 to $1,649,543 in 2018 (a decrease of $475,225 or 22.4%).

Selling, general and administrative expenses in 2018 were $1,577,533 (a decrease of 4.0% or $66,347) from $1,643,880 in 2017. The decrease was the net result of: (1) a decrease in amount accrued for potential customer charge-backs of approximately $12,000; (2) a decrease in professional expenses of approximately $15,000, due to less accrued for investor relations; (3) a decrease in travel and entertainment expenses of approximately $28,000; (4) a decrease in amount accrued for bonus arrangements of approximately $30,000; (5) a decrease in amount accrued and paid for commissions of approximately $46,000; (6) a decrease in selling expenses of approximately $10,000, primarily due to less spent on distributor shows and (7) a net decrease of $9,000 in all other selling, general and administrative expenses. These decreases were partially offset by increases in (1) E-Commerce spending of approximately $35,000; (2) promotional spending of approximately $15,000; (3) salaries and wages of approximately $15,000; (4) marketing expenses of approximately $10,000 and (5) company provided benefits of approximately $9,000.

The decrease in gross profit on sales of $475,225, which was offset partially by the decrease in selling, general and administrative expenses of $66,347, resulted in our income from operations decreasing by $408,878 from $480,888 in 2017 to $72,010 in 2018.

We incurred “other expense” of approximately $28,000 in 2018 and $10,000 in 2017. The $28,000 incurred in 2018 was the net result of a $25,000 unrealized loss on investments classified as trading securities, $14,000 of royalty expense paid out, $9,000 of royalty income, and $2,000 of interest and dividend income. The $10,000 incurred in 2017 was the net result of a $4,000 loss on the exchange rate related to payments received from one UK customer, $15,000 of royalty expense paid out, and $9,000 of royalty income.

Interest expense for 2018 was $26,339, an increase of $4,493, from $21,846 in 2017. This increase was primarily the net result of additional interest owed of about $9,300 on a new bank term loan borrowed in December of 2017 offset by reduced interest owed on other borrowings. Interest on the line of credit was about $3,900 less than a year ago due to its average balance being reduced by about $800,000, even though the rate of interest on the line (2.25 plus 30-day LIBOR) increased by about 0.9% from a year ago. Interest on our other outstanding bank term loan decreased by about $1,200 due to paying down its balance.

We realized an income tax benefit of approximately $110,000 in 2018 due to recording a reduction in our deferred tax liabilities in accordance with Tax Cuts and Jobs Act (the "TCJA") which reduced our federal corporate tax rate from 34% to 21%.

Net income for 2018 was $127,574 as compared to net income of $383,377 for 2017, a decrease of $255,803, or 66.7%. This decrease was a result of the following changes from 2017 to 2018:

Net revenue decrease of 6.6%	$(429,429)
Cost of goods sold increase of 1.0%	(45,796)
Gross profit decrease of 22.4%	(475,225)
Selling, general, and administrative expenses decrease of 4.0%	66,347
Interest expense increase of 20.6%	(4,493)
Decrease in other income/ expense	(18,377)
Income tax expense decrease	175,945
Decrease in profitability	$(255,803)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $4,368,557 in available funds as of March 31, 2018, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In both the first three months of 2018 and 2017, we funded our operating cash requirements primarily with net income. During the remainder of 2018, we expect to be able to continue to fund our operating cash requirements with net income. Based on our bank’s loan covenants we expect to comply with their Fixed Charge Coverage and Funded Debt to EBITDA ratios required by our bank to maintain our line of credit through the end of 2018. We have no material commitments for capital expenditures. No changes were made to the structure of our debt during the first quarter of 2018.

Outstanding Debt

As of March 31, 2018, we had $2,662,041 in principal amount of indebtedness consisting of:

Bank line of credit - $6,000,000	30-day Libor plus 1.75-2.25%	$1,073,542
Bank term note ($1,000,000 original balance)	30-day Libor plus 2.0-2.5%	916,666
Bank term note ($1,000,000 original balance)	30-day Libor plus 3.0%	500,000
Capitalized Lease	5.4%	86,461
Note Payable to Molor Products	Non-interest bearing	78,354
Lake County Economic Development Loan Program	5.0%	7,018

The $6,000,000 line of credit is a three-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through October 31, 2020. Under our agreement with the bank we are required to: (1) maintain a Fixed Charge coverage ratio of at least 1.15:1.00 measured quarterly on a trailing 12-month basis; (2) maintain a Funded Debt to EBITDA ratio of no greater than 2.75:1.00 up until the quarter ending June 30, 2018, then reducing to 2.50:1.00, and (3) obtain the bank’s permission to incur additional indebtedness. As of March 31, 2018, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a Fixed Charge ratio of 1.38:1.00 and a Funded Debt to EBITDA ratio of 1.91.

Changes in Cash- Quarter One of 2018

Net cash provided by operating activities for the three months ended March 31, 2018 was $1,179,113. Cash was provided by the net income for the three months of $127,574, as well as the non-cash charges for depreciation of $145,647; loss on fixed assets of $25,312; amortization of $15,182; and stock option expense of $6,000.

Cash was provided by the net change of $859,398 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$1,044,002
Inventories decrease	121,038
Prepaid Expenses decrease	32,652
Amortizable Intangible Assets increase	(3,635)
Accounts Payable increase	75,649
Accrued Expenses decrease	(268,825)
Deferred Tax Liability decrease	(141,483)
Net Change	$859,398

Accounts receivable decreased due to lower sales in the first quarter of 2018 compared to the fourth quarter of 2017 (typical for the quarter after the holidays). Accrued expenses decreased from paying bonus and profit sharing amounts related to last year and to a lesser extent from accruing less for customer incentives and discounts. The deferred tax liability account decreased mostly due to the change in the federal corporate tax rate and to a lesser degree for the change in the amount of assets classified as section 179.

Net cash used for investing activities for the three months ended March 31, 2018 was $22,654. Approximately $21,000 was used for the purchase of fixed assets with most of it being for tooling charges. Approximately $2,000 was used for the purchase of investments.

Cash used by financing activities for the three months ended March 31, 2018, was $849,963 and consisted of: (1) net increased payments on the bank line of credit of $704,365 and (2) principal payments on long-term debt of $145,598. No changes were made to the structure of our debt during the first quarter of 2018. All scheduled payments were made on time.

Changes in Cash- Quarter One of 2017

Net cash provided by operating activities for the three months ended March 31, 2017 was $1,003,740. Cash was provided by the net income for the three months of $383,377, as well as the non-cash charges for depreciation of $124,068; amortization of $14,653; stock option expense of $6,000; and loss on fixed assets of $995. Cash was provided by the net change of $474,647 in our operating assets and liabilities.

Accounts receivable decreased due to lower sales in the first quarter of 2017 compared to the fourth quarter of 2016. Inventories increased due to bringing in product in preparation for initial stocking orders which took place in the second quarter of 2017 with a few of our major customers and due to bringing in new product inventory. Also, inventory increases over year end are typical in the first quarter of each new year as we need to bring in sufficient product to minimize stock outs through the Chinese New Year, which effectively shuts down production during the entire month of February. Accounts payable increased due to the increase in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year, offset by increased accruals for salaries and customer incentive discounts and rebates. Prepaid expenses increased due to prepayments for consulting work and royalty advances, offset by expense recognized for income taxes prepaid last year.

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

CRITICAL ACCOUNTING POLICIES/ESTIMATES

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the summarized significant accounting policies accompanying our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2017, filed on April 2, 2018. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In our Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

There were no changes in our risk factors from those previously disclosed in Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

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

OURPET’S COMPANY

Dated: May 15, 2018	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

