Form 10-Q
period 2018-06-30
OURPETS CO
filed 2018-08-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
June 30, 2018	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

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

As of July 23, 2018, the Registrant had outstanding 19,820,566 shares of Common Stock, 63,500 shares of Convertible Preferred Stock, convertible into 635,000 shares of Common Stock, warrants exercisable for 143,052 shares of Common Stock and options exercisable for 648,833 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2018.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$503,201	$522,170
Investments - Trading	1,508,757	993,911
Accounts receivable - trade, less allowance for doubtful accounts of $81,721 and $83,682	4,595,218	5,425,513
Inventories net of reserve	7,356,729	7,235,440
Prepaid expenses	946,385	1,000,679
Total current assets	14,910,290	15,177,713

PROPERTY AND EQUIPMENT
Computers and office equipment	1,055,694	1,049,019
Warehouse equipment	1,019,018	740,039
Leasehold improvements	323,551	317,057
Tooling	5,343,309	5,286,599
Construction in progress	138,000	155,410
Total	7,879,572	7,548,124
Less accumulated depreciation	5,851,349	5,550,938
Net property and equipment	2,028,223	1,997,186

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $638,681 and $608,973	407,455	421,078
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,000	25,900
Total other assets	977,294	991,817

Total assets	$17,915,807	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET'S COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2018	2017
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$553,494	$561,723
Accounts payable - trade	825,112	792,122
Other accrued expenses	457,442	691,293
Total current liabilities	1,836,048	2,045,138

LONG-TERM LIABILITIES
Long-term debt - less current portion above	889,150	1,172,374
Revolving Line of Credit	1,813,728	1,777,907
Deferred Income Taxes	221,566	325,223
Total long term liabilities	2,924,444	3,275,504

Total liabilities	4,760,492	5,320,642

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,820,566 and 19,805,210 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	6,328,166	6,323,896

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at June 30, 2018 and December 31, 2017	579,850	579,850

PAID-IN CAPITAL	133,283	121,283

ACCUMULATED EARNINGS	6,114,016	5,821,045
Total stockholders' equity	13,155,315	12,846,074

Total liabilities and stockholders' equity	$17,915,807	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net revenue	$6,536,549	$6,183,800	$12,643,929	$12,720,610

Cost of goods sold	4,719,911	4,289,982	9,177,748	8,702,024

Gross profit on sales	1,816,638	1,893,818	3,466,181	4,018,586

Selling, general and administrative expenses	1,584,418	1,597,633	3,161,952	3,241,514

Income from operations	232,220	296,185	304,229	777,072

Other (income) and expense, net	(11,876)	4,291	16,453	14,244
Interest expense	31,016	22,914	57,354	44,759

Income before income taxes	213,080	268,980	230,422	718,069

Income tax expense (benefit)	47,682	22,361	(62,549)	88,073

Net income	$165,398	$246,619	$292,971	$629,996

Basic Earnings Per Common Share After	$0.01	$0.01	$0.01	$0.03
Dividend Requirements For Preferred Stock

Fully Diluted Earnings Per Common Share	$0.01	$0.01	$0.01	$0.03
After Dividend Requirements for Preferred Stock

Weighted average number of common shares outstanding used to calculate basic earnings per share	19,809,405	18,276,189	19,807,319	18,043,671

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,911,281	18,922,288	19,973,078	18,691,913

The accompanying notes are an integral part of the condensed consolidated consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

	Preferred Stock		Common Stock			Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Earnings (Deficit)	Stockholders' Equity

Balance at December 31, 2017	63,500	$579,850	19,805,210	$6,323,896	$121,283	$5,821,045	$12,846,074

Net Income	-	-	-	-		292,971	292,971
Common Stock issued upon exercise of stock options			15,356	4,270			4,270
Stock-Based compensation expense	-	-	-	-	12,000	-	12,000

Balance at June 30, 2018	63,500	$579,850	19,820,566	$6,328,166	$133,283	$6,114,016	$13,155,315
(Unaudited)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292,971	$629,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized loss on investments	14,435	62
Loss on Fixed Assets	-	995
Depreciation expense	300,411	262,724
Amortization expense	29,708	29,780
Stock option expense	12,000	12,000
(Increase) decrease in assets:
Accounts receivable - trade	830,295	1,025,240
Inventories	(121,289)	(974,692)
Deposits	900	73,524
Prepaid expenses	54,294	(29,815)
Amortizable Intangible Asset Additions	(16,085)	(36,378)
Increase (decrease) in liabilities:
Accounts payable - trade	32,990	123,234
Accrued expenses	(233,851)	(106,584)
Deferred tax liabilities	(103,657)	(5,094)
Net cash provided by operating activities	1,093,122	1,004,992

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Investments	(4,038)	-
Purchase of Investments	(525,242)	(230,000)
Sale of property and equipment	-	4,000
Acquisition of property and equipment	(331,449)	(272,993)
Net cash used in investing activities	(860,729)	(498,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on Preferred Stock	-	(28,022)
Principal payments on long-term debt	(291,453)	(121,010)
Issuances of Common Stock	4,270	188,647
Net borrowing (payment) on bank line of credit	35,821	(73,824)
Net cash used in financing activities	(251,362)	(34,209)
Net increase (decrease) in cash	(18,969)	471,790

CASH AT BEGINNING OF PERIOD	522,170	127,979
CASH AT END OF PERIOD	$503,201	$599,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$55,406	$49,857
Income taxes paid	$-	$16,000

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Equipment obtained through capital lease	$-	$105,300
Non Cash exercises of stock options/warrants	$6,720	$50,988
Conversion of Preferred to Common Shares	$-	$865,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation incorporated in 1998 that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone® brands. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the Pet Specialty, Mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP of NMS Insurance Company (“Series OP”) to self-insure against certain business losses. Also, in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to a domestic international sales corporation (DISC) for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

BASIS OF PRESENTATION

OurPet’s follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2018, and June 30, 2017, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its Original Subsidiaries. The December 31, 2017, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2017 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or net realizable value. All inventories are pledged as collateral for bank loans. Inventories at June 30, 2018, and June 30, 2017, consisted of:

	2018	2017
Finished Goods	$6,081,499	$6,905,796
Components, packaging and work in process	1,475,382	1,327,515
Inventory Reserve	(200,152)	(248,083)
Total	$7,356,729	$7,985,228

During the six months ended June 30, 2018, the Company recorded additional inventory reserve charges of $45,167. Changes to the inventory reserve during 2018 and 2017 are shown below:

	2018	2017
Beginning Balance	$219,484	$213,013
Increases to reserve	45,167	82,958
Write offs against reserve	(64,499)	(47,888)
Ending Balance	$200,152	$248,083

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the second quarter of 2018.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on June 30, 2018, and December 31, 2017, in the amounts of $81,721 and $83,682, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

INVESTMENTS

Investment securities, which consist of equity securities, are stated at fair value. The fair value is determined by quoted market prices and considered to be level one of the fair value hierarchy. The Company has classified and accounted for its short-term investments as trading securities as the Company’s intention is to sell them in the short term for a profit. As a result, the Company classifies its short-term investments within current assets in the consolidated balance sheets. Any unrealized holding gain or loss is reported as part of net income. As of June 30, 2018, the unrealized loss was $22,500.

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

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012 and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the second quarter of 2018, we were in the sixth year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012 and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the second quarter of 2018, we were in the seventh year of the lease and were paying the monthly rental rate of $10,056. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $241,896 for the six months ended June 30, 2018.

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

The Company has been invoiced $781,061 by NSDA, of which $500,211 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $230,850 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of June 30, 2018, the fee accrued to date was $1,723.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first six months of 2018.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good is transferred when (or as) the customer obtains control of that good. Substantially all of the Company’s revenues are recorded at a point in time from the sale of tangible products.

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

For the three months ended June 30, 2018, 34.8% of the Company’s revenue was derived from two major customers. Revenue generated from each of these customers amounted to $1,472,990 and $802,127, which represents 22.5% and 12.3% of total revenue, respectively.

For the three months ended June 30, 2017, 33.5% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,413,797 (22.9%) and $656,360 (10.6%).

For the six months ended June 30, 2018, 35.4% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $3,011,072 (23.8%) and $1,465,564 (11.6%).

For the six months ended June 30, 2017, 33.4% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $2,924,577 (23.0%) and $1,326,003 (10.4%).

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2018 and 2017, the amount of compensation expense recognized because of stock options was $12,000.

On May 2, 2008, our Board of Directors approved the 2008 Stock Option Plan (the “Plan”) which was approved by the shareholders on May 30, 2008. On February 13, 2012, the board of directors, by unanimous written consent, approved a second amendment to the 2008 Plan whereby the maximum number of shares reserved and available for issuance under the plan was increased by 750,000, from 1,000,000 to 1,750,000 shares. The amendment was approved at the 2012 Annual Meeting of Shareholders held on May 25, 2012.

On April 14, 2017, the Board approved the 2017 Stock Option Plan which was subsequently approved by the shareholders on June 5, 2017. The 2017 Plan superseded the 2008 Stock Option Plan, as amended. No further options will be granted under the 2008 Plan. The terms of the 2017 Plan are the same as the terms of the 2008 Stock Option Plan and is administered by our Compensation Committee.

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of June 30, 2018, common shares that are or could be potentially dilutive included: 648,833 stock options at exercise prices from $0.60 to $1.86 a share, 143,052 warrants to purchase common stock at exercise prices from $0.54 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share. As of June 30, 2017, common shares that are or could be potentially dilutive included 484,167 stock options at exercise prices from $0.41 to $1.59 a share, 396,343 warrants to purchase common stock at exercise prices from $0.49 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share.

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

The TCJA contains a number of additional provisions which may impact the Company in future years. However, since the TCJA was recently finalized, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company has not yet elected any changes to accounting policies and the Company’s analysis is ongoing. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the TCJA was enacted.

During the first six months of 2018, the Company increased its deferred tax liabilities by approximately $21,000, primarily for adjustments related to the accelerated deductibility of various Section 179 properties. The Company also recorded a deferred tax asset of approximately $5,000 for expected tax savings from the unrealized loss on investments.

The estimated federal income tax expense payable for the six months ended June 30, 2018, was $28,713. The estimated local income tax expense payable for the six months ended June 30, 2018, was $2,628. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

During the first six months of 2017, the Company decreased its deferred tax liabilities by approximately $5,000 (from $362,753 to $357,659). This decrease was the net result of an increase of approximately $9,000 for adjustments related to the accelerated deductibility of various Section 179 properties offset by a decrease of approximately $14,000 for the reversal of deductible items taken in 2016.

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at June 30, 2018, or December 31, 2017, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2017, and June 30, 2018. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting standards

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first or second quarter of 2018.

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

Within the pet supplies segment, Packaged Facts identifies technology-based products as a key differentiator, such as “items embedded with electronics, software, sensors, and other components that enable the objects to connect and exchange data.” It also discusses the shifting retail trend of consumers favoring the E-Commerce channel. It explains, “[P]et product shoppers are migrating online at a rapid pace, spiking Internet sales and putting brick-and-mortar-based retailers on a critical offensive. With its virtual marketplace, e-commerce is also pounding away at the already cracked wall between pet specialty and mass channels and accelerating the trend of mass premiumization” (U.S. Pet Market Outlook, 2018-2019).

As discussed in “Liquidity and Capital Resources” beginning on page 19, we funded our operations principally from the net cash provided from operating activities for both the six-month periods ended June 30, 2018, and June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 was $1,093,122.

Under credit facilities with our bank, we can borrow up to $6,000,000 based on the level of qualifying accounts receivable and inventories. As of June 30, 2018, we had a balance due of $1,813,728 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.25%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

In the following discussion, all references to 2018 are for the three months ended June 30, 2018, and all references to 2017 are for the three months ended June 30, 2017.

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

In 2018, net sales increased approximately 5.7% to $6.5 million or $353,000 above second quarter 2017 sales of approximately $6.2 million. The FDM (Food Drug and Mass retail) channel grew about 20%, which amounted to approximately $487,000, over the same quarter in 2017. Club stores sales accounted for about $250,000 of the sales increase. Sales in the E-Commerce channel continued to grow increasing by about 18%. Sales in the Value channel increased about 53%. These increases were offset by a decrease in sales to the Pet Specialty channel of about 15% as that channel continues to struggle against all the other competing channels.

The retail landscape continues to shift from brick and mortar traffic to E-Commerce and Value channels. We are maintaining a strong presence in the Food, Drug, Mass Retail and Pet Specialty channels as they still comprise 44% and 29% of our total revenues respectively with E-Commerce now comprising 18%. Value channel sales grew to about 7% of second quarter 2018 sales with all other sales comprising about 2% of sales. In 2017, FDM customers accounted for 39% of our sales, Pet Specialty for 36% of our sales and E-Commerce customers accounted for 16% of our sales. The Value and Closeout channels made up 6% of our sales in 2017 with miscellaneous sales accounting for the remaining 3% of our revenue.

Of the approximately $184,000 sales growth in the E-Commerce channel, about 62% came from increased sales of our Bowls/Feeders, 30% from increased sales of Toys and Accessories products with the balance coming from increased sales of Waste/Odor and Health/ Wellness products. Offsetting these product category increases were decreased sales of Housing products. Within the FDM channel, Bowls/Feeders sales increased about $493,000 from the same quarter a year ago. This increase was mainly due to sales of a customized Designer Diner® and a private label auto waterer. The 15% sales decrease in the “Pet Specialty” channel came mainly from decreased sales of Bowls/Feeders of about $371,000 which were offset by increased sales of Toys/Accessories of about $111,000. Major Pet Specialty customers continue to pursue direct sourcing of bowls/feeders from Asian suppliers. Toys and Accessories increased due to our having a three-foot end cap featuring our electronic cat toys at 700 locations for one of the national pet specialty retailers.

The approximately $158,000 increase in value channel sales came from about $170,000 increased sales of Bowls/Feeders and about $4,000 increased sales of Edibles/Consumables which were offset by a slight decrease ($16,000) of Toys/Accessories. Across all channels, sales to new customers provided approximately $51,361 in additional net revenue during the first quarter of 2018.

Our net sales to international customers generated about $698,000 in revenue or about 11% of total sales for the quarter. International sales increased by approximately $29,000, or 4%, compared to a year ago, Canadian sales increased about 5% ($23,000) over the same quarter a year ago. About 67% of our international sales came from Canada and about 17% from the United Kingdom. Sales to customers in the United Kingdom were up by approximately $46,000 (61%) from a year ago. Sales to our customers in the Far East were down by approximately $71,000 from a year ago mostly due to decreases in sales to Japan, Taiwan and South Korea.

Sales of our Bowls/Feeders were up by approximately $340,000, or 13%, over a year ago. Over 90% of the increase came from increased sales of Raised Feeders, fueled by sales of our Designer Diner®. Sales in the Stainless-Steel Bowls category increased primarily from sales of a new private label Auto Waterer as well as sales of our hybrid stainless steel bowls with bonded rubber. Toys/Accessories sales increased about 5% over the same period a year ago. Top Toys/Accessories product sales increases came from our Mouse Hunter®, our Play-N-Squeak® Toucan wand and our Catty Whack® electronic cat toy. These product category increases were offset by a decrease of approximately $99,000 in our Waste/Odor product sales primarily due to decreased sales of our natural cat litter. Sales of our Edible/Consumable product category increased about 12% over last year’s second quarter, driven by increased sales of our catnip. Across all product categories, our top products were our Designer Diner® 3 height Adjustable Feeder, our hybrid stainless steel bowls and our Play-n-Squeak Mouse Hunter toy. Our Private Label sales accounted for about 17% of total sales compared to about 11% of last year’s sales with the increase due mainly to increased sales of our Bowls/Feeders products.

Sales of new products in the second quarter of 2018 not sold previously were approximately $450,000 or 6.9% of total sales for the quarter. Most of these sales were from products in the Bowls/Feeders category. Total sales were split about 51% to cat products, 45% to dog products with the remaining 4% of sales to “universal” products.

Our costs of goods sold increased by approximately $430,000 from a year ago and was 72.2% of net sales in 2018 compared to 69.4% of net sales in 2017. We accepted sales at lower margins with our customers to generate growth and continue remaining competitive. Also, our material costs increased as our suppliers either raised prices or reduced discounts available to be taken. We kept increases in our manufacturing overhead to a minimum, which increased by about $40,000 or 0.6% of net sales from a year ago. The largest items of manufacturing overhead which increased were depreciation of operating fixed assets of about $22,000 and salaries and wages of about $19,000. We also controlled costs by better managing our inventory. We accrued about $46,000 less for the write-off of obsolete inventory and made fewer cycle count adjustments of about $15,000 compared to a year ago.

Due to the increased costs and eroding margins, our gross margin percentage decreased to 27.8% from a year ago when it was 30.6%. Although we expect that costs in general will continue to increase, our sourcing specialist has identified many areas of product cost savings that we expect to start realizing in the latter half of the year. Cost reductions will continue to be one of our strategic initiatives for 2018.

The increased sales were not quite enough to completely offset the lower margins earned and resulted in gross profit dollars decreasing from $1,893,818 in 2017 to $1,816,638 in 2018 (a decrease of $77,180 or 4.1%).

Selling, general and administrative expenses remained about the same as last year. In 2018, they were $1,584,418, a decrease of 0.8% or $13,215, from $1,597,633 in 2017. The decrease was the net result of a number of changes: (1) a decrease in cash discounts taken of approximately $10,000; (2) a decrease in the amount accrued for potential customer charge-backs of approximately $12,000; (3) a decrease in the amount accrued for bonus arrangements of approximately $12,000; (4) a decrease in marketing expenses of approximately $15,000; (5) a decrease in the amount accrued and paid for commissions of approximately $15,000; (6) a decrease in promotional spending of approximately $19,000; (7) a decrease in travel and entertainment expenses of approximately $29,000; and (8) a net decrease of $3,000 in all other selling, general and administrative expenses. These decreases were partially offset by (1) an increase in customer discounts and incentives granted of approximately $64,000; (2) an increase in E-Commerce spending of approximately $42,000; (3) an increase in selling expenses of approximately $14,000, primarily due to increased slotting fees; and (4) and an increase in company provided benefits of approximately $8,000.

The decrease in gross profit on sales of $77,180, which was offset partially by the decrease in selling, general and administrative expenses of $13,215, resulted in our income from operations decreasing by $63,965 from $296,185 in 2017 to $232,220 in 2018.

We earned “other income” of approximately $12,000 in 2018 and incurred “other expense” of approximately $4,000 in 2017. The $12,000 earned in 2018 was the net result of: $13,000 of royalty income, $11,000 of unrealized gain on investments classified as trading securities, $2,000 of interest and dividend income, $11,000 of royalty expense paid out, and investment fees of approximately $3,000. The $4,000 incurred in 2017 was the net result of royalty payments made less royalty income from favorable patent litigation settlements.

Interest expense for 2018 was $31,016, an increase of $8,102, from $22,914 in 2017. This increase was primarily the net result of additional interest owed of about $12,500 on a new bank term loan borrowed in December of 2017 offset by reduced interest owed on other borrowings. Interest on the line of credit was about $3,600 less than a year ago due to its average balance being reduced by about $700,000, even though the rate of interest on the line (2.25 plus 30-day LIBOR) increased by about 0.8% from a year ago. Interest on our other outstanding bank term loan decreased by about $700 from paying down its balance.

We accrued income tax expense based on the reduction of the federal corporate income tax rate to 21%, which was implemented with the passage of the Tax Cuts and Jobs Act (the "TCJA"). Even with this reduced tax rate, though, we are not anticipating the same level of tax savings as last year due to reduced transactions with our wholly owned subsidiaries. Therefore, we accrued approximately $25,000 more in income tax expense than a year ago.

Net income for 2018 was $165,398 as compared to net income of $246,619 for 2017, a decrease of $81,221, or 32.9%. This decrease was a result of the following changes from 2017 to 2018:

Net revenue increase of 5.7%	$352,749
Cost of goods sold increase of 10.0%	(429,929)
Gross profit decrease of 4.1%	(77,180)
Selling, general, and administrative expenses decrease of 0.8%	13,215
Interest expense increase of 35.4%	(8,102)
Increase in other income/ expense	16,167
Income tax expense increase	(25,321)
Decrease in profitability	$(81,221

 Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

In the following discussion, all references to 2018 are for the six months ended June 30, 2018, and all references to 2017 are for the six months ended June 30, 2017.

Net sales remained at the same level relatively with a total of approximately $12.64 million versus $12.72 million last year (a decline of 0.6% or approximately $77,000). While the E-Commerce, Value and the FDM (Food, Drug and Mass retail) channels all increased 18%, 11% and 5% respectively over the same period a year ago, the Pet Specialty channel declined about 14%.

As noted in our Management and Discussion analysis of the second quarter of 2018 the retail landscape is still shifting from brick and mortar traffic to E-Commerce and Value channels. We continue to maintain a strong presence in both the FDM and Pet Specialty channels as they comprised 41% and 31% respectively of total sales for the first six months of the year. E-Commerce sales accounted for about 18% of total sales and the Value channel sales comprised 6% of the first six month’s 2018 sales. Close outs comprised another 2% of sales and miscellaneous sales made up the remaining 2% of our 2018 sales. In 2017, the FDM channel accounted for 39% of our sales, Pet Specialty for 36% of our sales, E-Commerce for about 15% of sales and the Value channel comprised about 5% of sales. Close out sales accounted for about 2% of our sales in 2017 with miscellaneous sales accounting for the remaining 3% of our revenue.

The 18% sales growth in the E-Commerce channel or approximately $339,000, came mainly from a 41% increase in Bowls/Feeders, a 29% increase in Waste/Odor product sales and a $49,000 increase in Health/Wellness products. Offsetting these product category increases were a 3% decrease in Toys/Accessories and a 30% decrease in Housing product sales. Within the FDM channel, sales increased by approximately $265,000 or 5% compared to the same period a year ago. Most of this increase came from higher sales (+$425,000) of Bowls/Feeders which were partially offset by a $118,000 decrease in Toys/Accessories sales. The 14% sales decrease in the Pet Specialty channel came mainly from about $486,000 of decreased sales in Bowls/Feeders as the major retailers continued with their direct sourcing initiatives. The Pet Specialty channel also showed about $98,000 of decreased sales of Edibles/Consumables, about $53,000 of decreased sales of Waste/Odor products and about a $26,000 increase in Toys/Accessories sales.

The Value channel, which comprised about 6% of our overall sales in 2018, increased about 11% for the first six months of the year compared to the same period in 2017, mainly due to increased sales of Bowls/Feeders. Sales to close-out customers increased by approximately 5% over last year to reduce excess and slow-moving inventory. Across all channels, sales to new customers provided approximately $272,000 in additional net revenue during the first six months of 2018.

Our net sales to international customers generated about $1,290,440 in revenue or about 10% of total sales for the first six months of the year. International sales increased by approximately $11,000, or 1%, compared to a year ago. Canadian sales are still being impacted by the strong U.S. dollar as evidenced by the approximate $73,000 (9%) decrease from the same period a year ago. About 58% of our international sales came from Canada and 18% from the United Kingdom. Sales to customers in the United Kingdom were up by approximately $55,000 (31%) from a year ago. Sales to our customers in the Far East were down by approximately $5,000 from a year ago.

Sales of our Toys/Accessories were down by approximately $127,000, or 2%, over a year ago. The sales decrease was partly due to one of our E-Commerce customers discontinuing one electronic toy, which amounted to $172,000. Sales of Treat Dispensing toys in the E-Commerce channel also were down about $91,000 compared to last year. Offsetting these decreases, our Mouse Hunter® sales were up about $131,000. Top electronic toys sold continue to be our Catty Whack® hide and seek action toy with random feather movement, our Bird in a Cage®, our Pounce House® and our Fly By Spinner Toy®. Sales of our Bowls/ Feeders products were up approximately $312,000, or 6%, from first six month’s sales in 2017. This increase was primarily from increased sales of our Designer Diner® Three Height Adjustable Raised Feeder as well as our private label auto waterer. Offsetting this increase is the trend for our customers to continue establishing their own direct order private label sources for Stainless Steel bowl products which had sales down about $3,000 for the first six months compared to the same period in 2017. Sales of our Edible/Consumable product category decreased about $84,000 or 11% over last year’s first six months sales with tuna flake and catnip products declining due to Pet Specialty customers discontinuing our products and deciding to source direct. Sales of our waste and odor products decreased about $117,000 or 18% over last year’s sales due to decreased sales of litter, accessories and odor control products. Across all product categories, our top products were our large hybrid stainless steel bowls, our Designer Diner® 3 height Adjustable Feeder and our Play-n-Squeak® Mouse Hunter® toy and our Play-n-Squeak® Ball of Furry Fury® cat toy. Our Private Label sales accounted for about 13% of total sales compared to about 11% of last year’s sales with the increase mainly due to increased sales of Raised Feeders and Stainless-Steel Bowls, which were partially offset by declines in sales of Toys/Accessories and Edibles/Consumables.

Sales of new products in the first six months of 2018 not sold previously were approximately $771,000 or 6% of total sales for the half year. These sales were from products in the Toys/Accessories and Bowls/Feeder categories, featuring our Pet Zone Play-n-Squeak® Toucan wand, our private label Auto Waterer and a customized version of our Designer Diner®. Sales of cat products accounted for about 54% of total compared to 56% for the same six-month period a year ago. Dog products accounted for about 43% of sales both this year and last year and the 3% balance of sales in 2018 comprised of “universal” products compared to 1% in the first six months of 2017.

Our costs of goods sold increased by approximately $476,000 from a year ago and was 72.6% of net sales in 2018 compared to 68.4% of net sales in 2017. To remain competitive, we offered discounts and minimally increased prices on our products with existing customers. We also accepted lower margins than we have in the past with a few new customers to gain shelf space and the possibility of future sales. At the same time, we experienced increased costs and reduced discounts available from our suppliers. Our manufacturing overhead increased as well by about $127,000, or 1.0% of net sales, from a year ago. The largest items of manufacturing overhead which increased were depreciation of operating fixed assets of about $50,000 and salaries and wages of about $43,000. We offset some of these increased costs by better managing our inventory. We accrued about $38,000 less for the write-off of obsolete inventory and made fewer cycle count adjustments of about $67,000 compared to a year ago.

Due to the increased costs and eroding margins, our gross margin percentage decreased to 27.4% from a year ago when it was 31.6%. Our gross margin dollars decreased by $552,405 to $3,466,181 from $4,018,586.

Selling, general and administrative expenses decreased by approximately $80,000, or 2.5%, to about $3,162,000 from last year’s total of $3,242,000. The decrease was the net result of a number of changes: (1) a decrease in depreciation related expenses of approximately $13,000; (2) a decrease in cash discounts taken of approximately $15,000; (3) a decrease in professional expenses of approximately $21,000, due to less accrued for investor relations; (4) a decrease in promotional spending of approximately $22,000; (5) a decrease in the amount accrued for potential customer charge-backs of approximately $24,000; (6) a decrease in the amount accrued for bonus arrangements of approximately $42,000; (7) a decrease in travel and entertainment expenses of approximately $56,000; (8) a decrease in amount accrued and paid for commissions of approximately $61,000; and (9) a net decrease of $6,000 in all other selling, general and administrative expenses. These decreases were partially offset by (1) an increase in E-Commerce spending of approximately $95,000; (2) an increase in customer discounts and incentives granted of approximately $55,000; (3) an increase in Company provided benefits of approximately $17,000; and (4) an increase in salaries and wages of approximately $13,000.

The decrease in gross profit on sales of $552,405, which was offset partially by the decrease in selling, general and administrative expenses of $79,562, resulted in our income from operations decreasing by $472,843 from $777,072 in 2017 to $304,229 in 2018.

We incurred “other expense” of approximately $16,000 in 2018 and approximately $14,000 in 2017. The $16,000 incurred in 2018 was the net result of: $23,000 of royalty income, $4,000 of interest and dividend income, investment fees of approximately $3,000, $14,000 of unrealized loss on investments classified as trading securities, and $26,000 of royalty expense paid out. The $14,000 incurred in 2017 was the net result of a $5,000 loss on the exchange rate related to payments received from one UK customer, $23,000 of royalty expense paid out, and $14,000 of royalty income.

Interest expense for 2018 was $57,354, an increase of $12,595, from $44,759 in 2017. This increase was primarily the net result of additional interest owed of about $21,800 on a new bank term loan borrowed in December of 2017 offset by reduced interest owed on other borrowings. Interest on the line of credit was about $7,500 less than a year ago due to its average balance being reduced by about $760,000, even though the rate of interest on the line (2.25 plus 30-day LIBOR) increased by about 0.9% from a year ago. Interest on our other outstanding bank term loan decreased by about $2,000 from paying down its balance.

We realized an income tax benefit of approximately $120,000 in 2018 due to recording a reduction in our deferred tax liabilities in accordance with Tax Cuts and Jobs Act which reduced our federal corporate tax rate from 34% to 21%. In 2018, we accrued income tax based on this reduced rate of 21% compared to using a rate of 34% in 2017.

Net income for 2018 was $292,971 as compared to net income of $629,996 for 2017, a decrease of $337,025, or 53.5%. This decrease was a result of the following changes from 2017 to 2018:

Net revenue decrease of 0.6%	$(76,681)
Cost of goods sold increase of 5.5%	(475,724)
Gross profit decrease of 13.7%	(552,405)
Selling, general, and administrative expenses decrease of 2.5%	79,562
Interest expense increase of 28.1%	(12,595)
Decrease in other income/ expense	(2,209)
Income tax expense decrease	150,622
Decrease in profitability	$(337,025)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $3,704,787 in available funds as of June 30, 2018, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In both the first six months of 2018 and 2017, we funded our operating cash requirements primarily with net income. During the remainder of 2018, we expect to be able to continue to fund our operating cash requirements with net income. Based on our bank’s loan covenants we expect to comply with their Debt Service Coverage and Funded Debt to EBITDA ratios required by our bank to maintain our line of credit through the end of 2018. We have no material commitments for capital expenditures. No changes were made to the structure of our debt during the first half of 2018.

Outstanding Debt

As of June 30, 2018, we had $3,256,372 in principal amount of indebtedness consisting of:

Bank line of credit - $6,000,000	30-day Libor plus 1.75-2.25%	$1,813,728
Bank term note ($1,000,000 original balance)	30-day Libor plus 2.0-2.5%	833,333
Bank term note ($1,000,000 original balance)	30-day Libor plus 3.0%	450,000
Capitalized Lease	5.4%	81,588
Note Payable to Molor Products	Non-interest bearing	77,723

The $6,000,000 line of credit is a three-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through October 31, 2020. Under our agreement with the bank we are required to: (1) maintain a Fixed Charge coverage ratio of at least 1.15:1.00 measured quarterly on a trailing 12-month basis; (2) maintain a Funded Debt to EBITDA ratio of no greater than 2.75:1.00 up until the quarter ending June 30, 2018, then reducing to 2.50:1.00, and (3) obtain the bank’s permission to incur additional indebtedness. As of June 30, 2018, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a Fixed Charge ratio of 2.07:1.00 and a Funded Debt to EBITDA ratio of 1.50:1.00.

Changes in Cash- First Six Months of 2018

Net cash provided by operating activities for the six months ended June 30, 2018 was $1,093,122. Cash was provided by the net income for the six months of $292,971, as well as the non-cash charges for depreciation of $300,411; unrealized loss on investments of $14,435; amortization of $29,707; and stock option expense of $12,000.

Cash was provided by the net change of $443,597 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$830,295
Inventories increase	(121,289)
Prepaid Expenses decrease	54,294
Amortizable Intangible Assets increase	(16,085)
Deposits decrease	900
Accounts Payable increase	32,990
Accrued Expenses decrease	(233,851)
Deferred Tax Liability decrease	(103,657)
Net Change	$443,597

Accounts receivable decreased due to lower sales in the first six months of 2018 compared to the last six months of 2017 from seasonal fluctuations. Accrued expenses decreased from paying bonus and profit sharing amounts related to last year and to a lesser extent from paying real estate taxes owed for last year. These decreases were partially offset by accruing more for customer incentives and rebates. The deferred tax liability account decreased mostly due to the change in the federal corporate tax rate. Inventories increased due to normal fluctuations due to seasonal variations as well as due to bringing in some new product.

Net cash used for investing activities for the six months ended June 30, 2018 was $860,729. Approximately $331,000 was used for the purchase of fixed assets with approximately $226,000 spent on the purchase of new racking for the warehouse and most of the remaining balance spent on tooling charges. Approximately $529,000 was used for the purchase of investments.

Cash used by financing activities for the six months ended June 30, 2018, was $251,362 and consisted of: (1) net increased borrowing on the bank line of credit of $35,821; (2) principal payments on long-term debt of $291,453: and (3) issuances of common stock of $4,270. No changes were made to the structure of our debt during the first six months of 2018. All scheduled payments were made on time.

Changes in Cash- First Six Months of 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was $1,004,992. Cash was provided by the net income for the six months of $629,996, as well as the non-cash charges for depreciation of $262,724, amortization of $29,780, stock option expense of $12,000, loss on fixed assets of $995, and unrealized loss on investments of $62. Cash was provided by the net change of $69,435 in our operating assets and liabilities.

Accounts receivable decreased due to lower sales in the first six months of 2017 compared to the last six months of 2016. Inventories increased due to bringing in product in preparation for launching new products later in the year. Accounts payable increased due to the increase in inventory. Accrued expenses decreased from paying bonus and profit sharing amounts related to the previous year, offset by increased accruals for customer incentive discounts and rebates.

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

In our Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

OURPET’S COMPANY

Dated: August 14, 2018	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

