Form 10-Q
period 2018-09-30
OURPETS CO
filed 2018-11-14
CIK 1094139

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the quarterly period ended:	Commission File No:
September 30, 2018	000-31279

OurPet’s Company

(Exact name of Registrant as specified in its charter)

Colorado	34-1480558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 East Street, Fairport Harbor, OH	44077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 354-6500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of October 25, 2018, the Registrant had outstanding 20,001,456 shares of Common Stock, 63,500 shares of Convertible Preferred Stock, convertible into 635,000 shares of Common Stock, -0- warrants outstanding and options exercisable for 576,833 shares of Common Stock.

As used in this Form 10-Q, the terms “Company,” “OurPet’s,” “Registrant,” “we,” “us” and “our” mean OurPet’s Company and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2018.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$610,934	$522,170
Investments - Trading	1,552,671	993,911
Accounts receivable - trade, less allowance for doubtful accounts of $81,863 and $83,682	4,815,025	5,425,513
Inventories net of reserve	7,611,167	7,235,440
Prepaid expenses	917,935	1,000,679
Total current assets	15,507,732	15,177,713

PROPERTY AND EQUIPMENT
Computers and office equipment	1,055,694	1,049,019
Warehouse equipment	1,020,932	740,039
Leasehold improvements	323,551	317,057
Tooling	5,379,207	5,286,599
Construction in progress	195,691	155,410
Total	7,975,075	7,548,124
Less accumulated depreciation	5,983,957	5,550,938
Net property and equipment	1,991,118	1,997,186

OTHER ASSETS
Amortizable Intangible Assets, less amortization of $653,431 and $608,973	407,105	421,078
Intangible Assets	477,328	477,328
Goodwill	67,511	67,511
Deposits and other assets	25,000	25,900
Total other assets	976,944	991,817

Total assets	$18,475,794	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2018	2017
	(unaudited)
LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt	$553,770	$561,723
Accounts payable - trade	743,863	792,122
Other accrued expenses	449,457	691,293
Total current liabilities	1,747,090	2,045,138

LONG-TERM LIABILITIES
Long-term debt - less current portion above	750,142	1,172,374
Revolving Line of Credit	2,388,915	1,777,907
Deferred Income Taxes	215,200	325,223
Total long term liabilities	3,354,257	3,275,504

Total liabilities	5,101,347	5,320,642

STOCKHOLDERS' EQUITY
COMMON STOCK
No par value; 50,000,000 shares authorized, 19,820,566 and 19,805,210 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	6,328,166	6,323,896

CONVERTIBLE PREFERRED STOCK
No par value; convertible into Common Stock at the rate of 10 common shares for each preferred share; 4,825,000 shares authorized, 63,500 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	579,850	579,850

PAID-IN CAPITAL	139,283	121,283

ACCUMULATED EARNINGS	6,327,148	5,821,045
Total stockholders' equity	13,374,447	12,846,074

Total liabilities and stockholders' equity	$18,475,794	$18,166,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenue	$7,187,346	$6,905,160	$19,831,275	$19,625,770

Cost of goods sold	5,182,052	4,715,881	14,359,800	13,417,905

Gross profit on sales	2,005,294	2,189,279	5,471,475	6,207,865

Selling, general and administrative expenses	1,747,971	1,623,231	4,909,923	4,864,745

Income from operations	257,323	566,048	561,552	1,343,120

Other income/expense	(43,455)	(4,849)	(27,001)	9,395

Interest expense	34,119	30,003	91,473	74,762

Income before income taxes	266,659	540,894	497,080	1,258,963

Income tax expense (benefit)	53,527	107,987	(9,023)	196,061

Net income	$213,132	$432,907	$506,103	$1,062,902

Basic Net Income per common share	$0.01	$0.02	$0.03	$0.06

Diluted Net Income per common share	$0.01	$0.02	$0.02	$0.05

Weighted average number of common shares outstanding used to calculate basic earnings per share	19,820,566	19,526,135	19,811,835	18,543,256

Weighted average number of common and equivalent shares outstanding used to calculate diluted earnings per share	19,874,829	20,001,903	19,950,053	19,009,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Series 2009 Preferred Stock		Common Stock				Total
	Number of		Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Nine Months Ended September 30, 2017

Balance at December 31, 2016	63,500	$579,850	123,616	$865,312	17,808,569	$5,171,512	$79,539	$4,198,738	$10,894,951

Common Stock issued upon exercise of stock options/warrants	-	-	-	-	494,501	188,647	-	-	188,647
Cash Dividend paid on Preferred Stock	-	-	-	-	-	-	-	(28,022)	(28,022)
Common Stock issued upon conversion Series 2009 Preferred Stock	-	-	(123,616)	(865,312)	1,236,160	865,312	-	-	-
Net income	-	-	-	-	-	-	-	1,062,902	1,062,902
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at September 30, 2017 (unaudited)	63,500	$579,850	-	$-	19,539,230	$6,225,471	$97,539	$5,233,618	$12,136,478

Nine Months Ended September 30, 2018

Balance at December 31, 2017	63,500	$579,850	-	$-	19,805,210	$6,323,896	$121,283	$5,821,045	$12,846,074

Net Income	-	-	-	-	-	-		506,103	506,103
Common Stock issued upon exercise of stock options					15,356	4,270			4,270
Stock-Based compensation expense	-	-	-	-	-	-	18,000	-	18,000

Balance at September 30, 2018 (unaudited)	63,500	$579,850	-	$-	19,820,566	$6,328,166	$139,283	$6,327,148	$13,374,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

OURPET’S COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$506,103	$1,062,902
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on investments	(22,264)	(12,746)
(Gain) Loss on fixed assets	(2,900)	995
Depreciation expense	441,855	398,063
Amortization expense	44,458	45,202
Stock option expense	18,000	18,000
(Increase) decrease in assets:
Accounts receivable - trade	610,488	(7,868)
Inventories	(375,727)	(1,605,973)
Prepaid expenses	82,744	(204,734)
Deposits and other assets	900	72,624
Amortizable Intangible Assets	(30,485)	(61,998)
Increase (decrease) in liabilities:
Accounts payable - trade	(48,259)	194,971
Accrued expenses	(241,836)	(47,860)
Deferred tax liabilities	(110,023)	(16,003)
Net cash provided by (used in) in operating activities	873,054	(164,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	2,900	4,000
Purchase of Investments	(536,496)	(499,909)
Acquisition of property and equipment	(435,787)	(337,978)
Net cash used in investing activities	(969,383)	(833,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferrred stock	-	(28,022)
Issuances of Common Stock	4,270	188,647
Principal payments on long-term debt	(430,185)	(183,309)
Net borrowing on bank line of credit	611,008	1,591,200
Net cash provided by financing activities	185,093	1,568,516
Net increase in cash	88,764	570,204

CASH AT BEGINNING OF PERIOD	522,170	127,979
CASH AT END OF PERIOD	$610,934	$698,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$93,083	$80,034
Income taxes paid	$-	$294,500

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Non cash exercise of stock options/ warrants	$6,720	$81,178
Equipment obtained through capital lease	$-	$105,300
Conversion of Preferred to Common Shares	$-	$865,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

OurPet’s Company (“OurPet’s” or the “Company”) is a Colorado corporation incorporated in 1998 that operates out of Fairport Harbor, Ohio. The Company markets proprietary products to the retail pet business under the OurPet’s® and Pet Zone® brands. Our Common Stock is quoted on the OTC Markets OTCQX under the symbol “OPCO.” Information regarding our company can be found online at http://www.ourpets.com. In January 2006, OurPet’s purchased substantially all the assets of PetZone, a competitor that manufactured and distributed cat, dog and bird feeders, storage bins, and cat and dog toys to the Pet Specialty, Mass retailers and grocery chains. In July 2010, OurPet’s purchased substantially all the assets of Cosmic Pet Products, a leading provider of catnip products, cat toys, and other cat products such as scratchers and cat treats. In April 2015, OurPet’s purchased seven bowl/feeder products, including the molds, from Molor Products. In December 2016, the Company formed a wholly owned subsidiary named Series OP of NMS Insurance Company (“Series OP”) to self-insure against certain business losses. Also, in December 2016, the Company formed another wholly owned subsidiary, OurPet’s DISC, Inc. (“DISC”), an Ohio corporation, which has elected to be a Domestic International Sales Corporation under U.S. tax law. A commission is paid by OurPet’s to a domestic international sales corporation (DISC) for sales of manufactured products of at least 51% U.S. content being sold to countries outside the United States.

BASIS OF PRESENTATION

OurPet’s follows accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles to ensure the consistent reporting of the financial condition, results of operations, and cash flows. The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2018, and September 30, 2017, have been prepared in accordance with such generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, including the requirements of Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. They include the accounts of OurPet’s and its Subsidiaries. The December 31, 2017, Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2017 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States for an annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. All intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for future fiscal periods.

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

INVENTORIES

Inventories are carried at the lower of cost, first-in, first-out method, or net realizable value. All inventories are pledged as collateral for bank loans. Inventories at September 30, 2018, and September 30, 2017, consisted of:

	2018	2017
Finished Goods	$6,582,409	$7,472,427
Components, packaging and work in process	1,242,366	1,368,465
Inventory Reserve	(213,608)	(224,383)
Total	$7,611,167	$8,616,509

During the nine months ended September 30, 2018, the Company recorded additional inventory reserve charges of $80,396. Changes to the inventory reserve during 2018 and 2017 are shown below:

	2018	2017
Beginning Balance	$219,484	$213,013
Increases to reserve	80,396	151,363
Write offs against reserve	(86,272)	(139,993)
Ending Balance	$213,608	$224,383

Monthly accruals are made to account for obsolete and excess inventory. Quarterly reviews are also performed to determine if additional end of quarter adjustments are needed. It was determined that no additional adjustment was needed for the end of the third quarter of 2018.

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

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for possible bad debts was established on September 30, 2018, and December 31, 2017, in the amounts of $81,863 and $83,682, respectively. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected. After all attempts to collect a receivable have failed, the receivable is written off. The Company holds a credit risk insurance policy that covers most of its international customers.

INVESTMENTS

Investment securities, which consist of equity securities, are stated at fair value. The fair value is determined by quoted market prices and considered to be level one of the fair value hierarchy. The Company has classified and accounted for its short-term investments as trading securities as the Company’s intention is to sell them in the short term for a profit. As a result, the Company classifies its short-term investments within current assets in the consolidated balance sheets. Any unrealized holding gain or loss is reported as part of net income. As of September 30, 2018, the accumulated unrealized gain was $14,198.

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

We first entered into a 10-year lease with Senk Properties upon completion of the 36,000-square-foot warehouse expansion in Fairport Harbor, Ohio, on June 1, 2007. We renegotiated this lease in 2012 to lower the monthly payments. The revised lease was effective September 1, 2012 and has a term of 10 and one-half years. The monthly rental rate schedule is: $27,250 per month for the first two years; $29,013 per month for the next two years; $30,827 for the next three years; $32,587 for the next two years; and, lastly, $34,347 for the final 18 months, all plus real estate taxes and insurance. As of the end of the third quarter of 2018, we were in the seventh year of the lease and were paying the monthly rental rate of $30,827. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

We entered into a second lease with Senk Properties for our facility in Mentor, Ohio, on December 30, 2011. Payments for this lease started on January 1, 2012 and are due on the first day of each month. The monthly rental rate schedule is: $8,542 for the first two years; $9,083 for the next two years; $9,732 for the next two years; $10,056 for the next year; $10,597 for the next two years; and $10,813 for the last year, all plus real estate taxes and insurance. As of the end of the third quarter of 2018, we were in the seventh year of the lease and were paying the monthly rental rate of $10,056. We have the option to extend the lease for an additional 10 years at a rental rate to be mutually agreed upon.

Lease expenses resulting from the foregoing agreements were $362,844 for the nine months ended September 30, 2018.

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

The Company has been invoiced $781,061 by NSDA, of which $503,817 has been paid in cash, $50,000 paid with 50,454 shares of the Company’s common stock, and the remaining balance of $227,244 deferred. The balance of the deferred payments is payable as a fee based upon sales of certain products beginning January 1, 2009.  As of September 30, 2018, there was no outstanding fee accrued.

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

REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first nine months of 2018.

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

For the three months ended September 30, 2018, 31.6% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $1,534,458 (21.3%) and $741,821 (10.3%)

For the three months ended September 30, 2017, 20.8% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $1,436,358.

For the nine months ended September 30, 2018, 34.0% of the Company’s revenue was derived from two major customers. Revenue generated from these customers amounted to $4,545,530 (22.9%) and $2,207,459 (11.1%).

For the nine months ended September 30, 2017, 22.2% of the Company’s revenue was derived from one major customer. Revenue generated from this customer amounted to $4,360,936.

STOCK OPTIONS

“Share-Based Payment” standards require the grant-date value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. In both 2018 and 2017, the amount of compensation expense recognized because of stock options was $18,000.

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

NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the net income attributable to common stockholders after preferred stock dividend requirements for the period, divided by the weighted average number of common and equivalent dilutive shares outstanding during the period. Potential common shares whose effect would be anti-dilutive have not been included. As of September 30, 2018, common shares that are or could be potentially dilutive included: 626,833 stock options at exercise prices from $0.60 to $1.86 a share, 143,052 warrants to purchase common stock at exercise prices from $0.54 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share. As of September 30, 2017, common shares that are or could be potentially dilutive included 447,833 stock options at exercise prices from $0.41 to $1.60 a share, 396,343 warrants to purchase common stock at exercise prices from $0.49 to $0.59 a share, and 635,000 shares underlying our original series of preferred stock at a conversion rate of $1.00 per share.

INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. Therefore, in the first quarter, the Company revalued its deferred tax liabilities at the new revised federal corporate tax rate of 21%, reducing them by about $120,000 in total and provided the same in income tax savings.

The TCJA contains a number of additional provisions which may impact the Company in future years. However, since ongoing guidance and accounting interpretation is still expected, the Company has not yet elected any changes to accounting policies and the Company’s analysis is ongoing. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the TCJA was enacted.

During the first nine months of 2018, the Company increased its deferred tax liabilities by a net of approximately $10,000 (after being adjusted for the new tax rate). This increase was the net result of: an increase of approximately $21,000 for adjustments related to the accelerated deductibility of various Section 179 properties; an increase of approximately $3,000 for expected tax owed on the unrealized gain on investments; and a decrease of approximately $14,000 for the reversal of deductible items taken in 2017.

The estimated federal income tax expense payable for the nine months ended September 30, 2018, was $87,787. The estimated local income tax expense payable for the nine months ended September 30, 2018, was $8,035. Our estimates will be revised in future quarters if circumstances warrant such revisions. The Company adjusted its income tax accrual accounts accordingly.

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

The Company follows provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. Based on management’s evaluation, the Company has no position at September 30, 2018, or December 31, 2017, for which there is uncertainty about deductibility. The Company is no longer subject to U.S. Federal and state income tax examinations by taxing authorities for years before December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of December 31, 2017, and September 30, 2018. A fair value hierarchy that prioritizes the inputs used to measure fair value and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The respective carrying value of certain balance sheet financial instruments approximate their fair values and are classified within level 1 of the fair value hierarchy. These financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting standards

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments using the modified retrospective method. The adoption of ASC 606 had no impact on total reported revenues, costs and net income for the first nine months of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the ASU did not have a significant impact to the designations of operating, investing and financing activities on the Company's Condensed Consolidated Statements of Cash Flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

New accounting standards issued but not yet adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.

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

As discussed in “Liquidity and Capital Resources” beginning on page 20, we funded our operations principally from the net cash provided from operating activities for the nine-month period ended September 30, 2018, and from borrowing on the line of credit for the nine-month period ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 was $873,054.

Under credit facilities with our bank, we can borrow up to $6,000,000 based on the level of qualifying accounts receivable and inventories. As of September 30, 2018, we had a balance due of $2,388,915 under the line of credit with our bank at a variable interest rate of 30 Day LIBOR plus 2.00%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

In the following discussion, all references to 2018 are for the three months ended September 30, 2018, and all references to 2017 are for the three months ended September 30, 2017.

Our net revenue is primarily derived from sales of proprietary products for the retail pet business. In 2015, we completed the conversion of our brands to deliver products that are specifically marketed to our four main channels. The OurPets® brand is sold to the “Pet Specialty” channel. The Pet Zone brand is sold to the “Grocery, Drug, Mass Retail” (FDM) channel. Both brands are sold to the “E-Commerce” channel and the “Value” channel, although the Value channel is predominately made up of Pet Zone brand sales.

In 2018, net sales increased approximately 4.1% to $7.2 million or $282,000 above third quarter 2017 sales of approximately $6.9 million. Sales in the E-Commerce channel grew about $250,000 or about 28% over the prior year period. Sales in the Value channel increased about 36% or $162,000 over the same prior year period. The FDM channel grew about 9%, which amounted to approximately $220,000, over the same quarter in 2017. These increases were offset by a decrease in sales to the Pet Specialty channel of about 18% as that channel continues its struggle against all the other competing channels.

As we noted in our second quarter 2018 10-Q report, the retail landscape continues to shift from brick and mortar traffic to E-Commerce and Value channels. While we are taking steps to align our strategies with this trend, we maintain a strong presence in the Food, Drug, Mass Retail and Pet Specialty channels as they still comprise 39% and 30% of our total revenues respectively with E-Commerce now comprising 16%. The Value channel sales grew to about 9% of third quarter 2018 sales with all other sales comprising about 6% of sales. Across all channels, sales to new customers provided approximately $38,642 in additional net revenue during the third quarter of 2018. In 2017, FDM customers accounted for 37% of our sales, Pet Specialty for 39% of our sales and E-Commerce customers accounted for 13% of our sales. The Value and Closeout channels made up 9% of our sales in 2017 with miscellaneous sales accounting for the remaining 2% of our revenue.

Of the approximately $250,000 sales growth in the E-Commerce channel, about 72% came from increased sales of our Bowls/Feeders, 21% from increased sales of Toys and Accessories products with the balance coming from increased sales of Waste/Odor. Offsetting these product category increases were decreased sales of Edibles/Consumable products and Housing products.

Within the FDM channel, Toys and Accessories sales increased about $340,000 from the same quarter a year ago which were offset by decreased Bowls/Feeder sales of about $69,000, decreased edibles/consumables sales of about $19,000 and decreased Waste/Odor sales of about $15,000.

The 18% sales decrease in the Pet Specialty channel came mainly from decreased sales of Bowls/Feeders of about $534,000 which were offset by increased sales of Toys/Accessories of about $74,000. We see no change in the trend of major Pet Specialty customers continuing to pursue direct sourcing of bowls/feeders from Asian suppliers; however, we have been given opportunities to bid on future business. The Toys and Accessories increase was due to our three-foot end cap featuring our electronic cat toys at 700 locations for one of the national pet specialty retailers continuing through the third quarter of 2018.

The approximately $162,000 increase in Value channel sales came from about $88,000 increased sales of Toys/Accessories, about $82,000 increased sales of Bowls/Feeders and about a $4,000 increase in Edibles/Consumables products which were offset by a slight decrease ($13,000) of Waste/Odor products.

Our net sales to international customers generated about $593,000 in revenue or about 8% of total sales for the quarter. International sales decreased by approximately $50,000, or 8%, compared to a year ago. Approximately 62% and 21% of our international sales came from Canada and the United Kingdom, respectively. Canadian sales decreased about 5% ($19,000) over the same quarter a year ago. Sales to customers in the United Kingdom were up by approximately $51,000 (68%) from a year ago. Sales to our customers in the Far East were down by approximately $30,000 from the same prior year period mostly due to decreases in sales to China, Taiwan and South Korea, all of which were offset by increased sales in Japan.

Total sales of all products were split about 58% to cat products, 40% to dog products with the remaining 2% of sales to “universal” products. Sales of our Bowls/Feeders were down by approximately $271,000, or 10%, over a year ago. Stainless Steel bowls were down about $539,000 (27%) with decreased sales to several national Pet Specialty retailers as they started to direct source bowls from India and China. Offsetting this decrease in Stainless Steel bowl sales was a $277,000 (35%) increase in Raised Feeders, primarily due to growing sales of the Designer Diner® 3 Height Adjustable Feeder and the Right Height® Healthy 12” Diner sales in the E-Commerce channel.

Toys/Accessories sales increased about $516,000 or 15% over the same period a year ago. About 2/3’s of this growth came from increased sales in the FDM channel with the balance of this growth coming from the Pet Specialty, Value and E-Commerce channels. Top Toys/Accessories product sales increases came from our Catty Whack® Electronic cat toy. our new plush Candy brand dog toys, our Chompy Chewer® dog toys, various mice products like the Mouse Hunter® and our wands such as the Play-N-Squeak® Toucan. Offsetting these increases was a decrease in our scratcher sales of about $94,000.

Waste/Odor products increased 48% as our SmartScoop® automatic cat litterbox sold well in the E-Commerce channel. Sales of our Edible/Consumable product category decreased about 10% over last year’s third quarter, driven by decreased sales of our tuna flake products. Across all product categories, our top products were our Designer Diner® 3 height Adjustable Feeder, PetZone Bounce Pounce wand, our Catty Whack, our hybrid stainless steel bowls, our Play-n-Squeak Ball of Furry Fury® and our Mouse Hunter® toy.

Our Private Label sales accounted for about 12% of total sales compared to about 13% of last year’s sales with the decrease due mainly to decreased sales of our Bowls/Feeders products.

Sales of new products in the third quarter of 2018 not sold previously were approximately $525,000 or 7.39% of total sales for the quarter. Most of these sales were from products in the Toys/Accessories category.

Our costs of goods sold increased by a net of approximately $466,000 from a year ago and was 72.1% of net sales in 2018 compared to 68.3% of net sales in 2017. Both price and cost issues contributed to the higher costs as a percentage of sales. We accepted sales at lower prices and reduced margins with our customers to generate growth and continue remaining competitive. Also, our material costs increased as our suppliers either raised prices or reduced available discounts. While our material costs have increased, we have kept increases in our manufacturing overhead to a minimum, which increased by about $24,000, or 0.3% of net sales, from a year ago. The largest items of manufacturing overhead which increased were depreciation of operating fixed assets of about $11,000 and increased chargebacks of approximately $18,000 from our customers, mostly for issues related to delivery times. The largest item of manufacturing overhead which decreased was storage costs of approximately $18,000 at our outside warehouses as we invested in additional racking for our main warehouse in Fairport Harbor, Ohio. We also have better managed our inventory which allowed us to reduce the amount accrued for the write-off of obsolete inventory by about $33,000 from the same prior year ago period.

Due to the increased costs and eroding margins, our gross margin percentage decreased to 27.9% from a year ago when it was 31.7%. Although we expect that costs in general will continue to increase, we have identified many areas of product cost savings that we expect to start realizing in the beginning of 2019. Cost reductions will continue to be one of our strategic initiatives through the balance of 2018 and beyond.

The increased sales were not quite enough to completely offset the lower margins earned and resulted in gross profit dollars decreasing from $2,189,279 in 2017 to $2,005,294 in 2018 (a decrease of $183,985 or 8.4%).

Selling, general and administrative expenses increased by approximately $125,000 or 7.7% from approximately $1,623,000 in 2017 to approximately $1,748,000 in 2018. The increase was a combination of the following: (1) an increase in customer discounts and incentives granted of approximately $119,000; (2) an increase in E-Commerce spending of approximately $75,000; (3) an increase in in promotional spending of approximately $56,000; and (4) an increase in legal expenses of approximately $10,000. These increases were partially offset by: (1) a decrease in travel and entertainment expenses of approximately $12,000; (2) a decrease in selling expenses of approximately $20,000 for less spent on advertising and distributor shows; (3) a decrease in the amount accrued and paid for commissions of approximately $34,000; (4) a decrease in marketing expenses of approximately $67,000; and (8) a net decrease of $2,000 in all other selling, general and administrative expenses.

The decrease in gross profit on sales of $183,985 and the increase in selling, general, and administrative expenses of $124,740 resulted in our income from operations decreasing by $308,725 from $566,048 in 2017 to $257,323 in 2018.

We earned “other income” of approximately $43,000 in 2018 and approximately $5,000 in 2017. The $43,000 earned in 2018 was the net result of: $36,000 of unrealized gain on investments classified as trading securities; $17,000 of royalty income; $7,000 of interest and dividend income; $3,000 of gain on sale of a fixed asset; all of which were offset by $20,000 of royalty expense paid out. The $5,000 earned in 2017 was the net result of royalty income from favorable patent litigation settlements as well as gain on investments less royalty payments owed.

Interest expense for 2018 was $34,119, an increase of $4,116, from $30,003 in 2017. This increase was primarily the net result of additional interest owed of about $6,500 on a new bank term loan borrowed in December of 2017 offset by reduced interest owed on other borrowings. Interest on the line of credit was about the same as a year ago due to its average balance being reduced by about $550,000 while the rate of interest on the line (2.00-2.25 plus 30-day LIBOR) increased by about 0.9% from a year ago. Interest on our other outstanding bank term loan decreased by about $1,200 from paying down its balance.

We accrued income tax expense based on an effective tax rate of about 20% in both 2018 and 2017. For 2018, this rate was largely due to the reduction of the federal corporate income tax rate to 21%, which was implemented with the passage of the Tax Cuts and Jobs Act (the "TCJA"), while in 2017 it was due to tax savings resultant from transactions with our wholly owned subsidiaries. Approximately $54,000 less was recognized as income tax expense in 2018 as compared to 2017 as less income was earned.

Net income for 2018 was $213,132 as compared to net income of $432,907 for 2017, a decrease of $219,775, or 50.8%. This decrease was a result of the following changes from 2017 to 2018:

Net revenue increase of 4.1%	$282,186
Cost of goods sold increase of 9.9%	(466,171)
Gross profit decrease of 8.4%	(183,985)
Selling, general, and administrative expenses increase of 7.7%	(124,740)
Interest expense increase of 13.7%	(4,116)
Increase in other income/ expense	38,606
Income tax expense decrease	54,460
Decrease in profitability	$(219,775)

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

In the following discussion, all references to 2018 are for the nine months ended September 30, 2018, and all references to 2017 are for the nine months ended September 30, 2017.

Net sales grew about 1% to a total of approximately $19.8 million versus $19.6 million last year (an increase of approximately $205,000). Continuing the trend from the first half of the year, the E-Commerce, Value and the FDM channels all increased 21%, 21% and 7% respectively over the same period a year ago while the Pet Specialty channel declined about 16%.

As previously noted in our second quarter 2018 Form 10-Q, the retail landscape continues shifting away from brick and mortar traffic to E-Commerce and Value channels. While we are adapting to this change, we continue to maintain a strong presence in both the FDM and Pet Specialty channels as they comprised 40% and 31% respectively of total sales for the first nine months of the year. E-Commerce sales accounted for about 17% of total sales and the Value channel sales comprised 7% of the first nine months 2018 sales. Close out sales comprised another 2% of sales and miscellaneous sales made up the remaining 3% of our 2018 sales. Across all channels, sales to new customers provided approximately $333,000 in additional net revenue during the first nine months of 2018. Also, direct orders slightly increased and accounted for about 7.5% of sales for the 2018 nine-month period compared to about 6.4% of sales for the same prior year period.

In 2017, the FDM channel accounted for 38% of sales, Pet Specialty for 37% of sales, E-Commerce for about 14% of sales and the Value channel comprised about 6% of sales. Close out sales accounted for about 2% of sales in 2017 with miscellaneous sales accounting for the remaining 3% of our revenue.

The 21% sales growth in the E-Commerce channel or approximately $590,000, came mainly from a 41% increase (+$495,000) in Bowls/Feeders, a 44% increase (+$112,000) in Waste/Odor product sales, a 276% increase (+$46,000) in Health/Wellness product sales and a 3% increase (+$27,000) in Toys/Accessories product sales. Offsetting these product category increases were an approximately $48,000 decrease in Housing products and a $26,000 decrease in Edibles/Consumables products sales.

The Value channel, which comprised about 7% of our overall sales in 2018, increased about 21% for the first nine months of the year compared to the same period in 2017, mainly due to increased sales of Bowls/Feeders.

Within the FDM channel, sales increased by approximately $501,000 or 7% compared to the same period a year ago. About $288,000 of this increase came from higher sales of Bowls/Feeders and about $260,000 of the sales increase came from increased sales of Toys/Accessories.

The 16% sales decrease in the Pet Specialty channel came mainly from about $955,000 of decreased sales in Bowls/Feeders as the major retailers continued their direct sourcing initiatives. The Pet Specialty channel also showed about $104,000 of decreased sales of Edibles/Consumables, about $73,000 of decreased sales of Waste/Odor products and about a $66,000 increase in Toys/Accessories sales.

Sales to close-out customers decreased by approximately $109,000 over last year although we continue to target this group to reduce excess and slow-moving inventory.

Our net sales to international customers generated about $1,883,000 in revenue or about 9.5% of total sales for the first nine months of the year. International sales decreased by approximately $39,000, or 2%, compared to a year ago. About 60% of our international sales came from Canada and 19% from the United Kingdom. Canadian sales are still being impacted by the strong U.S. dollar as evidenced by the approximate $91,000 (8%) decrease from the same period a year ago. Sales to customers in the United Kingdom were up by approximately $106,000 (42%) from a year ago. Sales to our customers in the Far East were down by approximately $37,000 from a year ago.

Sales of cat products accounted for about 56% of total sales for both the 2018 and 2017 first nine-month periods. Dog products accounted for about 42% of sales both this year and last year and the remaining 2% of sales in both first nine-month periods comprised of “universal” products.

Sales of our Toys/Accessories were up by approximately $429,000, or 5%, over a year ago. The sales increase was mostly due to increased sales in the FDM channel with the balance of sales growth coming from Pet Specialty, E-Commerce, and Value channels. Toy/Accessory subcategories showing the most increases compared to the same prior year period were: Play-n Squeak® mice (+330,000), Electronic cat toys led by our Catty Whack® (+197,000), wands (+168,000) and plush dog toys (+$134,000), including our Chompy Chewers® and our new Candy brands plush dog toys.

Sales of our Bowls/ Feeders products were up approximately $50,000, or 1%, from the first nine month’s sales in 2017. This increase was primarily from increased sales of our private label auto waterer (+$178,000) and our Raised Feeders (+$635,000), more specifically our Designer Diner® Three Height Adjustable Raised Feeder. Offsetting these increases is the trend for our customers to continue establishing their own direct order private label sources for Stainless Steel bowl products which had sales down about $540,000 for the first nine months compared to the same period in 2017.

Sales of our Edible/Consumable product category decreased about $117,000 or 11% over last year’s first nine months sales primarily due to tuna flake product sales declining in the Pet Specialty channel as some customers discontinued our products and decided to source direct.

Sales of our waste and odor products were almost the same as last year showing a small decrease of about $4,000 over last year’s sales. Sales increases of automatic litter boxes (+$95,000) were offset by decreased sales of litter, accessories and odor control products.

Across all product categories, our top selling products were our Designer Diner® Three Height Adjustable Feeder, our hybrid stainless steel bowls, our Play-n-Squeak® Mouse Hunter® toy, our Play-n-Squeak® Ball of Furry Fury® cat toy and our Catty Whack® Electronic cat toy. Our Private Label sales accounted for about 13% of total sales compared to about 12% of last year’s sales with the increase mainly due to increased sales of Raised Feeders and Toys/Accessories which were offset by decreases in Edibles/Consumables.

Sales of new products in the first nine months of 2018 not sold previously were approximately $1,470,000 or 7% of total sales for the first nine months. These sales were from products in the Toys/Accessories and Bowls/Feeder categories, featuring our Pet Zone Play-n-Squeak® Toucan wand, our private label Auto Waterer and a customized version of our Designer Diner®.

Our costs of goods sold increased by approximately $942,000 from a year ago and was 72.4% of net sales in 2018 compared to 68.4% of net sales in 2017. The increased costs as a percentage of sales was a result of both price and cost issues. On the price side, to remain competitive, we offered discounts and minimally increased prices on our products with existing customers. We also accepted lower margins than we have in the past with a few new customers to gain shelf space and the possibility of future sales. While these tactics helped generate increased sales, it came at the expense of eroding margins. We therefore are planning on implementing price increases at the beginning of 2019 to help bring margins back up. On the cost side, we experienced increased costs and reduced discounts available from our suppliers as well as increased expenses in the areas of freight-out and manufacturing overhead. Our freight costs for shipping products to customers increased by about $56,000 compared to a year ago, largely due to general freight increases in the marketplace. Our manufacturing overhead costs increased by about $158,000, or 0.8% of net sales, from a year ago. The largest items of manufacturing overhead which increased were: depreciation of operating fixed assets of about $61,000; salaries and wages of about $45,000; and Company provided benefits of approximately $17,000. We offset some of these increased costs by better managing our inventory. We accrued about $71,000 less for the write-off of obsolete inventory and made fewer cycle count adjustments of approximately another $71,000 compared to a year ago. We also hired a sourcing specialist to help find areas of potential cost savings and are expecting the pay-back from his efforts to be seen in 2019 and beyond.

Due to the increased costs and eroding margins, our gross margin percentage decreased to 27.6% from a year ago when it was 31.6%. Our gross margin dollars decreased by $736,390 to $5,471,475 from $6,207,865.

Selling, general and administrative expenses minimally increased by about $45,000 from $4,864,745 in 2017 to $4,909,923 in 2018. The increase was the net result of a number of changes: (1) an increase in customer discounts and incentives granted of approximately $174,000; (2) an increase in E-Commerce spending of approximately $170,000; (3) an increase in promotional spending of approximately $34,000; (4) an increase in Company provided benefits of approximately $24,000; and (5) an increase in salaries and wages of approximately $22,000. These increases were partially offset by: (1) a decrease in depreciation related expenses of approximately $17,000; (2) a decrease in cash discounts taken of approximately $17,000; (3) a decrease in the amount accrued for potential customer charge-backs of approximately $24,000; (4) a decrease in professional expenses of approximately $28,000, due to less accrued for investor relations; (5) a decrease in the amount accrued for bonus arrangements of approximately $52,000; (6) a decrease in travel and entertainment expenses of approximately $68,000; (7) a decrease in marketing expenses of approximately $72,000; (8) a decrease in the amount accrued and paid for commissions of approximately $96,000; and (9) a net decrease of $5,000 in all other selling, general and administrative expenses.

The decrease in gross profit on sales of $736,390 and the slight increase in selling, general and administrative expenses of $45,178, resulted in our income from operations decreasing by $781,568 from $1,343,120 in 2017 to $561,552 in 2018.

We earned “other income” of approximately $27,000 in 2018 and incurred “other expense” of approximately $9,000 in 2017. The $27,000 earned in 2018 was the net result of: $40,000 of royalty income, $22,000 of unrealized gain on investments classified as trading securities, $11,000 of interest and dividend income, $3,000 gain on the sale of a fixed asset, investment fees of approximately $3,000, and $46,000 of royalty expense paid out. The $9,000 incurred in 2017 was the net result of: $37,000 of royalty expense, a $5,000 loss on the exchange rate related to payments received from one UK customer, $19,000 of royalty income, $13,000 of investment income, and $1,000 of income related to miscellaneous items.

Interest expense for 2018 was $91,473, an increase of $16,711, from $74,762 in 2017. This increase was primarily the net result of additional interest owed of about $28,300 on a new bank term loan borrowed in December of 2017 offset by reduced interest owed on other borrowings. Interest on the line of credit was about $8,100 less than a year ago due to its average balance being reduced by about $690,000, even though the rate of interest on the line (2.00-2.25 plus 30-day LIBOR) increased by about 0.9% from a year ago. Interest on our other outstanding bank term loan decreased by about $3,000 from paying down its balance.

We realized an income tax benefit of approximately $120,000 in 2018 due to recording a reduction in our deferred tax liabilities in accordance with Tax Cuts and Jobs Act which reduced our federal corporate tax rate from 34% to 21%. This benefit more than offset the income tax expense accrued to date for 2018, resulting in a net benefit of $9,023. In 2017 our effective tax rate was reduced due to transactions with our wholly owned subsidiaries. Due to changes in the tax law, we do not expect the same level of savings in 2018 from such transactions and therefore have not further reduced our effective tax rate.

Net income for 2018 was $506,103 as compared to net income of $1,062,902 for 2017, a decrease of $556,799, or 52.4%.

This decrease was a result of the following changes from 2017 to 2018:

Net revenue increase of 1.0%	$205,505
Cost of goods sold increase of 7.0%	(941,895)
Gross profit decrease of 11.9%	(736,390)
Selling, general, and administrative expenses increase of 0.9%	(45,178)
Interest expense increase of 22.4%	(16,711)
Increase in other income/ expense	36,396
Income tax expense decrease	205,084
Decrease in profitability	$(556,799)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provide cash from the sale of our products to customers. The principal uses of cash are payments to suppliers that manufacture our products and freight charges for shipments to our warehouses and to our customers. Our investing activities use cash mostly for the acquisition of equipment such as tooling, computers, and software. Our financing activities provide cash, if needed, under our lines of credit with our bank, which had $3,215,762 in available funds as of September 30, 2018, based upon the balance of accounts receivable and inventories at that date.

Our short-term and long-term liquidity will continue to depend on our ability to achieve cash-flow break even on our operations and to increase sales of our products. In the first nine months of 2018, we funded our operating cash requirements primarily with net income. In the first nine months of 2017, we funded our operations mostly by borrowing on the line of credit. During the remainder of 2018, we expect to be able to continue to fund our operating cash requirements with net income. Based on our bank’s loan covenants we expect to comply with their Debt Service Coverage and Funded Debt to EBITDA ratios required by our bank to maintain our line of credit through the end of 2018. We have no material commitments for capital expenditures. No changes were made to the structure of our debt during the first three quarters of 2018.

Outstanding Debt

As of September 30, 2018, we had $3,692,827 in principal amount of indebtedness consisting of:

Bank line of credit - $6,000,000	30-day Libor plus 2.00-2.25%	$2,388,915
Bank term note ($1,000,000 original balance)	30-day Libor plus 2.0-2.5%	750,000
Bank term note ($1,000,000 original balance)	30-day Libor plus 3.0%	400,000
Capitalized Lease	5.4%	76,650
Note Payable to Molor Products	Non-interest bearing	77,262

The $6,000,000 line of credit is a three-year revolver and therefore is classified as a long-term liability on our balance sheet. Currently the line of credit has been renewed by the bank through October 31, 2020. Under our agreement with the bank we are required to: (1) maintain a Fixed Charge coverage ratio of at least 1.15:1.00 measured quarterly on a trailing 12-month basis; (2) maintain a Funded Debt to EBITDA ratio of no greater than 2.50:1.00, and (3) obtain the bank’s permission to incur additional indebtedness. As of September 30, 2018, we were in compliance with the covenant and default provisions under the agreement with the bank. We had a Fixed Charge coverage ratio of 2.23:1.00 and a Funded Debt to EBITDA ratio of 1.94:1.00.

Changes in Cash- First Nine Months of 2018

Net cash provided by operating activities for the nine months ended September 30, 2018 was $873,054. Cash was provided by the net income for the nine months of $506,103, as well as the non-cash charges/receipts for depreciation of $441,855; unrealized gain on investments of $22,264; amortization of $44,458; stock option expense of $18,000; and realized gain on sale of a fixed asset of $2,900.

Cash was used by the net change of $112,198 in our operating assets and liabilities as follows:

Accounts Receivable decrease	$610,488
Inventories increase	(375,727)
Prepaid Expenses decrease	82,744
Amortizable Intangible Assets increase	(30,485)
Deposits decrease	900
Accounts Payable decrease	(48,259)
Accrued Expenses decrease	(241,836)
Deferred Tax Liability decrease	(110,023)
Net Change	$(112,198)

Accounts receivable decreased due to the seasonal fluctuations of sales with more sales occurring in the fourth quarter than in the other quarters. Accrued expenses decreased due to the net change of several items. The largest change in accrued expenses (approximately $176,000 of the $242,000) was due to paying bonus and profit sharing amounts related to last year while not accruing as much this year. This decrease along with some smaller ones were partially offset by several increases with the largest being for an increased accrual related to payroll expenses owed of about $45,000. The deferred tax liability account decreased mostly due to the change in the federal corporate tax rate. Inventories increased due to normal fluctuations from seasonal variations as we prepare for holiday sales as well as due to bringing in some new product. Prepaid expenses mostly decreased due to using the prepayment of income taxes to cover taxes owed for the current year and was partially offset by additional payments made for prepaid royalties.

Net cash used for investing activities for the nine months ended September 30, 2018 was $969,383. Approximately $436,000 was used for the purchase of fixed assets with approximately $226,000 spent on the purchase of new racking for the warehouse and most of the remaining balance spent on tooling charges. Approximately $536,000 was used for the purchase of investments. The sale of a tow motor provided approximately $3,000 in cash.

Cash provided by financing activities for the nine months ended September 30, 2018, was $185,093 and consisted of: (1) net increased borrowing on the bank line of credit of $611,008; (2) principal payments on long-term debt of $430,185: and (3) issuances of common stock of $4,270. No changes were made to the structure of our debt during the first nine months of 2018. All scheduled payments were made on time.

Changes in Cash- First Nine Months of 2017

Net cash used by operating activities for the nine months ended September 30, 2017 was $164,425. Cash was provided by the net income for the nine months of $1,062,902, as well as the non-cash charges for depreciation of $398,063, amortization of $45,202, stock option expense of $18,000, unrealized gain on investments of $12,746, and loss on fixed assets of $995. Cash was used by the net change of $1,676,842 in our operating assets and liabilities.

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

In our Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to: revenue recognition, research and development costs, income taxes, impairment of long lived assets, intangible assets, product warranties, prepaid expenses, and inventories and inventory reserves. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our president and chief executive officer and our chief financial officer each concluded that our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

OURPET’S COMPANY

Dated: November 14, 2018	/s/ Steven Tsengas
Steven Tsengas
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	/s/ Scott R. Mendes
Scott R. Mendes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

